Form 10-Q
period 1996-06-30
DUSA PHARMACEUTICALS INC
filed 1996-08-12
CIK 879993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number:  0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)


              New Jersey                                  22-3103129
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                               6870 Goreway Drive
                      Mississauga, Ontario L4V 1P1 CANADA
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (905) 677-4554
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes             No
                                     -----          -----
               APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes             No
                                     -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     9,353,450 shares as of August 12, 1996

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

- - --------------------------------------------------------------------------------------------
                                                                  (Stated in U.S. dollars)

                                                                  June 30,      December 31,
                                                                    1996            1995
                                                                 (Unaudited)
ASSETS

Current Assets
  Cash (interest bearing)                                       $    785,258    $  1,197,030
  U.S. government securities available for sale
    (cost - $22,591,673 and $19,244,839, respectively)            22,543,470      19,282,562
  Accrued interest receivable                                        203,523         181,850
  Other current assets                                               201,065         114,400
                                                                ----------------------------

                                                                  23,733,316      20,775,842

  Fixed Assets                                                        45,450          49,079
  Intangible Assets                                                      965           2,657
                                                                ----------------------------

                                                                $ 23,779,731    $ 20,827,578
                                                                ============================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                              $  1,207,490    $    429,790
  Accrued changes                                                    210,940         176,679
  Amounts due to Draxis Health Inc.                                   40,474           1,869
                                                                ----------------------------

                                                                   1,458,904         608,338
                                                                ----------------------------

Commitments

Shareholders' Equity
  Common stock, no par, 20,000,000 shares authorized,
    9,353,450 and 8,528,500 shares issued and outstanding         36,144,888      30,976,739
  Deficit accumulated during the development stage               (13,775,858)    (10,780,608)
  Net unrealized gain (loss) on U.S. government securities
    available for sale                                               (48,203)         37,723
  Note receivable from director                                            -        (14,614)
                                                                ----------------------------

                                                                  22,320,827      20,219,240
                                                                ----------------------------

                                                                $ 23,779,731    $ 20,827,578
                                                                ============================


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)


CONSOLIDATED STATEMENTS OF OPERATIONS

- - -----------------------------------------------------------------------------------------------------------------------
                                                                (Stated in U.S. dollars)                    Cumulative
                                                                                                           period from
                                                                                                           February 21,
                                             Three months   Three months    Six months     Six months     1991 (date of
                                                ended          ended           ended          ended       incorporation)
                                               June 30,       June 30,        June 30,       June 30,      to June 30,
                                                 1996           1995            1996           1995            1996
                                             (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
REVENUE
  Interest income                           $   311,566      $  144,546     $   580,268    $   309,565     $  3,519,888
  Gain (loss) on foreign currency exchange         (140)           (763)         (1,834)          (907)          18,217
  Gain (loss) on sale of securities
    available for sale                                -          36,402             (62)        (1,571)         322,659
  Unrealized loss on securities
    available for sale                                -               -               -              -          (62,832)
                                            ---------------------------------------------------------------------------
                                                311,426         180,185         578,372        307,087        3,797,932
                                            ---------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT COSTS                1,808,571         631,627       2,759,098      1,344,846       12,919,426
                                            ---------------------------------------------------------------------------
OPERATING EXPENSES
  Administration                                381,554         274,712         801,963        568,527        4,650,225
  Depreciation and amortization                   6,379           5,314          12,561          9,786           66,971
                                            ---------------------------------------------------------------------------
                                                387,933         280,026         814,524        578,313        4,717,196
                                            ---------------------------------------------------------------------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                                  (1,885,078)       (731,468)     (2,995,250)    (1,616,072)     (13,838,690)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                -               -               -              -           62,832
                                            ---------------------------------------------------------------------------
NET LOSS                                    $(1,885,078)     $ (731,468)    $(2,995,250)   $(1,616,072)    $(13,775,858)
                                            ===========================================================================

NET LOSS PER COMMON SHARE                   $     (0.21)     $    (0.13)    $     (0.34)   $     (0.30)    $      (2.70)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   9,095,892       5,438,500       8,819,267      5,438,500        5,097,742




See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - -----------------------------------------------------------------------------------------------------
                                                                     (Stated in U.S. dollars)

                                                                                           Cumulative
                                                                                           period from
                                                                                          February 21,
                                                      Six Months         Six Months       1991 (date of
                                                        ended               ended         incorporation
                                                       June 30,            June 30,         to June 30,

                                                     (Unaudited)         (Unaudited)        (Unaudited)
CASH FLOWS USED IN OPERATING
  ACTIVITIES
  NET LOSS                                           $(2,995,250)        $ (884,604)        $(13,775,858)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization of premiums and accretion of
      discounts on U.S. government securities
      available for sale and investment securities,
      net                                                 (3,944)             6,506              180,174
    Depreciation and amortization                         12,561              4,472               66,971
    Loss (gain) on foreign currency exchange               1,834                144              (18,217)
    Loss (gain) on sale of U.S. government
      securities available for sale                           62             37,973             (322,659)
    Unrealized loss on U.S. government
      securities available for sale                            -                  -               62,832
    Cumulative effect of change in accounting
      principle                                                -                  -              (62,832)
    Write-off of intangible assets                             -                  -              307,519
    Changes in other assets and liabilities
      impacting cash flows from operations:
      Accrued interest receivable                        (21,673)           143,721             (203,523)
      Other current assets                               (86,665)             8,502             (201,065)
      Accounts payable                                   777,700             (6,947)           1,207,490
      Accrued charges                                     34,261            (18,795)             210,940
      Amounts due to Draxis Health Inc.                   38,605               (818)              40,474
      License agreement obligations                            -                  -              (12,203)
                                                     ---------------------------------------------------
    Net cash used in operating activities             (2,242,509)          (709,846)         (12,519,957)
                                                     ---------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
  Advances by Draxis Health Inc.                               -                  -           (2,867,900)
  Repayment of advances by Draxis Health Inc.                  -                  -            2,867,900
  Purchases of U.S. government securities
    available for sale and investment securities      (6,742,890)          (151,453)         (82,435,244)
  Proceeds from maturing U.S. government
    securities available for sale and investment
    securities                                         3,300,000                  -            6,110,000
  Proceeds from sale of U.S. government
    securities available for sale                         99,938           1,003,859          53,876,056
  Intangible assets                                            -                   -            (193,022)
  Purchases of fixed assets                               (7,240)               (541)            (96,465)
                                                     ---------------------------------------------------
  Net cash provided by (used in) investing
    activities                                        (3,350,192)            851,865         (22,738,675)
                                                     ---------------------------------------------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - ------------------------------------------------------------------------------------------------------
                                                                (Stated in U.S. dollars)
                                                                                        Cumulative
                                                                                        period from
                                                                                        February 21,
                                                      Six months       Six months       1991 (date of
                                                         ended            ended         incorporation)
                                                        June 30,         June 30,         to June 30,
                                                          1996             1995             1996
                                                      (Unaudited)      (Unaudited)        (Unaudited)
CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES
  Stock offering costs                                $ (637,062)       $      -         $(5,048,255)
  Issuance of common stock and underwriters'
    options                                            5,805,211               -          43,357,971
  Redemption of Draxis Option                                  -               -          (2,250,000)
  Receipts of Section 16(b) common stock profits               -               -              17,125
  Payment on license agreement obligations                     -               -            (119,215)
  Payment received on note receivable from
    director                                              14,614               -              68,047
                                                      -----------------------------------------------
  Net cash provided by financing activities            5,182,763               -          36,025,673
                                                      -----------------------------------------------
EFFECT ON EXCHANGE RATES ON CASH                          (1,834)           (144)             18,217
                                                      -----------------------------------------------
NET INCREASE (DECREASE) IN CASH                         (411,772)        141,875             785,258

CASH AT BEGINNING OF PERIOD                            1,197,030         205,166                   -
                                                      -----------------------------------------------
CASH AT END OF PERIOD                                    785,258        $347,041             785,258
                                                      ===============================================
SUPPLEMENTAL SCHEDULE OF
CASH FLOW INFORMATION
  Issuance of common stock for promissory
    note from Draxis Health Inc.                                                         $   150,000
                                                                                         ============
  License agreement obligations incurred in the
    acquisition of an intangible asset                                                   $   131,418
                                                                                         ============
  Stock offering costs offset against
    common stock                                      $  637,062                         $ 5,048,255
                                                      ==========                         ============
  Note receivable from director originated upon
    exercise of options for common stock                                                 $    68,047
                                                                                         ============
  Interest paid                                                                          $    12,594
                                                                                         ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and for the period from February 21, 1991 (date of incorporation) to June 30, 1996 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 and for the period from February 21, 1991 (date of incorporation) to June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation.

2. The Company's United States securities available for sale consist of securities of the United States government and its agencies with yields ranging from 4.9% to 6.1%, interest rates ranging from 4.52% to 7.25% and maturity dates ranging from July 1, 1996 to April 7, 1998.

3. On March 11, 1996, Draxis Health Inc., which held a 12.8% interest in the Company as of December 31, 1995, sold all of its shares of common stock of the Company. During the six month period ended June 30,
         1996, total   fees for administrative services of $24,377 were paid to
         Draxis Health Inc.

4. Net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of net loss per share as if they were outstanding for the entire period. Stock options are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive.

5. On May 1, 1996, the Company completed a public offering for the sale of 750,000 shares of common stock at a price of $7.20 per share. Proceeds of the issue, net of stock offering costs of $637,062, were $4,762,938.

         The Company granted Purchase Options to the underwriters in conjunction with the May 1996 public offering to purchase up to 37,500 shares of common stock with an exercise price equal to 110% of the public offering price of the shares, or $7.92, for cash consideration of $0.001 per option or $37.50, in aggregate.

6. During the six month period ended June 30, 1996, a total of 74,950 of the Company's stock options were exercised for total proceeds of $405,211 and a total of 22,500 options lapsed.

         During the six month period ended June 30, 1996, pursuant to the Company's 1996 Omnibus Plan, the Company granted non-qualified stock options to purchase 325,000 shares of common stock at $7.75 per share to two officers. The Company also granted non-qualified stock options for 50,000 shares of common stock; 30,000 at $9.875 per share, and 20,000 at CDN $13.50 per share, to directors as automatic grants under the Plan. Also, the Company granted incentive stock options to purchase 100,000 shares of common stock at $7.75 per share to an officer of the Company. The exercise price of all such options is the fair market value of the shares on the day of the grant.

7. On March 18, 1993, the Company made a loan to a director in the amount of $68,047 (CDN. $84,875) in order to enable him to exercise 12,500 options for CDN $6.79 per share of common stock. The balance of the loan, which was $14,614 (CDN $18,228) as of December 31, 1995, was fully paid on March 18, 1996.

8. The Company has entered into a series of agreements for research projects and clinical studies. As of June 30, 1996, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,760,000 for the remainder of 1996, $429,000 in 1997 and $118,000 in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's consolidated financial statements and Notes to Consolidated Financial Statements for the year ended December 31, 1995 and for the three and six-month periods ended June 30, 1996 and June 30, 1995, respectively. The Company is a development stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy ("PDT") and photodiagnosis ("PD"), which combine the use of DUSA's pharmaceutical product aminolevulinic acid ("ALA") with exposure to light to induce a therapeutic and/or diagnostic effect. The Company has raised funds through its initial public offering in January, 1992, private placements and two recently completed public offerings of the Company's common stock in December, 1995 and May, 1996. Draxis Health Inc., formerly the Company's parent and largest shareholder ("Draxis"), sold its interest in the Company during March, 1996 after its 20% interest had been diluted to approximately 13% following the Company's public offering in December.

        The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York Inc., located in Tarrytown, New York, is the Company's center for its research and development activities.

Financial Condition

        The Company is aggressively proceeding with its research and development programs after completion of a public offering in May, 1996 which resulted in a significant increase to the Company's cash position. The Company's total current assets increased during the period to $23,733,316 as of June 30, 1996 from $20,775,842 as of December 31,
        1995. The Company held United States government securities at a fair market value of $22,543,470 as of June 30, 1996, as compared to $19,282,562 as of December 31, 1995. The Company had an operational loss of $1,885,078 for the three-month period ended June 30, 1996, as compared to $731,468 for the three-month period ended as of June 30, 1995. (See "Results of Operations".) As of June 30, 1996, the Company had current liabilities of $1,458,904 as compared to $608,338 as of December 31, 1995.

        The increase is due primarily to expansion of the Company's research and development activities. Since its inception the Company has had no long-term debt. The Company's management believes that it currently has sufficient funds to enable the Company to continue preclinical and clinical development efforts for several potential indications, such as actinic keratoses, the photodiagnosis of bladder cancer, hair removal, endometrial ablation, acne and psoriasis. There can be no assurance, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. As the development of the ALA PDT system continues, the Company may adjust its priorities on how its resources are to be allocated among the current and potential indications for its ALA PDT system. In addition, exact allocation of the proceeds for such purposes and timing of the expenditures will be dependent on various factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of additional financing. The Company may also use a portion of the net proceeds from its recent offerings to acquire, by license, purchase or other arrangement, businesses, technologies, or products that enhance or expand the Company's business. At the current time, the Company is conducting trials for actinic keratoses, is planning trials for late 1996 in bladder cancer diagnosis, acne and hair removal, and is sponsoring investigator INDs for hair removal, bladder cancer diagnosis, endometrial ablation, and psoriasis. There can be no assurance that any product will be successfully developed, prove to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. Consequently, in order to maintain continuing research and development programs, it may be desirable or necessary in the future to raise additional funds through financings, corporate alliances or other sources.

Results of Operations

        The Company is in the development stage and, therefore, has had no sales to date. The Company's clinical program is most advanced for actinic keratoses. The Company intends to begin its own multi-center trial for the photodiagnosis of bladder cancer in the fourth quarter of 1996. During this quarter, the Company proceeded with its own and/or supported independent studies using its ALA PDT system in acne and hair removal. In addition, the Company continued its pilot work on endometrial ablation, a non-dermatological indication, by supporting an investigator IND.

        Interest income, earned primarily on United States government securities, increased to $311,566 for the three-month period ended June 30, 1996, as compared to $144,546 for the three-month period ended June 30, 1995 primarily due to the interest earned on the net proceeds of the Company's recently completed offerings, in addition to that earned on the Company's previously existing cash and government securities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1996 was $3,519,888. Interest income is likely to decline as funds are expended for the drug development program.

        Research and development costs for the three-month period ended June 30, 1996 increased dramatically to $1,808,571 as compared to $631,627 for the three-month period ended June 30, 1995 and $2,759,098 for the six-month period ended June 30, 1996 as compared to $1,344,846 for the six-month period ended June 30, 1995. The increase in research and development spending is due to increased payments to third parties conducting research and development activities primarily with regard to actinic keratoses clinical trials and preparations for bladder cancer clinical studies. These costs are expected to continue to increase significantly, as scheduled. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1996 were $12,919,426. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments during the remainder of 1996 of approximately $1,760,000.

        Operating expenses were $387,933 and $814,524 for the three and six-month periods ended June 30, 1996, as compared to $280,026 and 578,313 for the three and six-month periods ended June 30, 1995. The increase in the operating expenses reflects the costs associated with expansion of the Company's activities. Operating expenses are expected to increase, mainly through the hiring of additional research and development and administrative personnel, as required, particularly as the Company replaces the Draxis personnel who supported the Company's efforts under a management agreement prior to March, 1996. During the six-month period ended June 30, 1996, the Company paid limited fees to Draxis for administrative services. See Note 3 to the Notes to the Consolidated Financial Statements (unaudited).

        The Company incurred a net loss of $1,885,078, or $.21 per share, for the three-month period ended June 30, 1996, as compared to a net loss of $731,468, or $.13 per share, for the three-month period ended June 30, 1995. The net loss was $2,995,250, or $.34 per share for the six-month period ended June 30, 1996 as compared to $1,616,072, or $.30 per share for the six-month period ended June 30, 1995. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1996 were $13,775,858, or $2.70 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage.

        In May, 1996, the Company reported that Lipomelanin(TM)-LQ, a synthetic melanin, designed for use as a black hair coloring agent, was launched at an industry trade show. The Company obtained rights to Lipomelanin(TM) from its two inventors at the University of Toronto. Mel-Co, an independent California firm, is producing and marketing the product. Mel-Co conducted the development program under a consulting agreement with the Company. The parties are now negotiating a definitive agreement with respect to marketing of all Lipomelanin(TM) products. The

        Company does not anticipate that it will receive any revenues in the near future as the product is still being analyzed for various cosmetic applications.

Liquidity and Capital Resources

        In May, 1996, the Company completed a public offering of 750,000 shares of common stock at $7.20 per share resulting in proceeds to the Company net of stock offering costs of $4,762,938. The Company's United States government securities available for sale have an aggregate cost of $22,591,673 and a current aggregate market value of $22,543,470 as of June 30, 1996, resulting in a net unrealized loss on securities available for sale of $48,203, the provision for which has been charged to shareholders' equity. The decline in the market value of the Company's government securities was the result of fluctuating interest rates in the United States from the time these securities were acquired. The Company continues to monitor the performance of U.S. Trust, the manager of these United States government securities. U.S. Trust believes that a combination of capital gains and increased interest income should partially offset these unrealized losses in the medium- to long-term, as interest rates fluctuate. However, some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have yields from 4.9% to 6.1%, interest at rates ranging from 4.52% to 7.25%, and maturity dates ranging from July 1, 1996 to April 7, 1998. The Company believes it has sufficient capital resources to proceed with its current development program for its ALA PDT system. Management is focusing initial pivotal clinical trials on a limited number of indications to maximize the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves as needed for the funding of its development plan on a short-term and long-term basis.

        The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding managements' expectations of regulatory approval and the commencement of sales; and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, changing market conditions, clinical results of its trials, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Inflation

        Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates; however the overall net effect of inflation on the operations of the Company should be minimal.

Effect of United States Statement of Financial Accounting Standards No. 123

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which became effective for the Company beginning January 1, 1996. SFAS No. 123 will require increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Such expense will be measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost would be recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under APB Opinion No. 25, which requires compensation cost for stock based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company will continue to apply APB Opinion No. 25 in its financial statements and will disclose in a footnote pro forma net income and earnings per share, determined as if the Company had applied the new method.


                          PART II - OTHER INFORMATION

Items 1-3.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 6, 1996 included (1) the election of five (5) directors; (2) ratification of the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 1996; (3) adoption of the 1996 Omnibus Plan; and (4) ratification of the extension of the expiration date for certain restricted stock options.

        (1)  The following persons were elected to serve as directors of the
        Corporation:

                             For          Against        Abstained       Broker non-votes
                             -------------------------------------------------------------
Dr. Geoffrey Shulman         6,142,972     6,081           0                   0
Dr. John H. Abeles           6,142,873     6,180           0                   0
James P. Doherty             6,142,972     6,081           0                   0
Richard C. Lufkin            6,142,972     6,081           0                   0
Nanette Mantell, Esq.        6,142,973     6,080           0                   0

        (2) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 1996 as follows:

                        Votes cast for          6,118,903
                        Votes cast against         14,895
                        Abstained                  15,255
                        Broker non-votes                0


        (3)  Shareholders adopted the 1996 Omnibus Plan as follows:

                        Votes cast for          1,892,786
                        Votes cast against        121,082
                        Abstained                  45,989
                        Broker non-votes        4,089,196

        (4) Shareholders ratified and approved the extension of the expiration date of certain restricted stock options as follows:

                        Votes cast for          5,640,706
                        Votes cast against        108,261
                        Abstained                  25,568
                        Broker non-votes          374,518

Item 5.

         a)  None.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         b)  Form 8-K filed on May 17, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DUSA PHARMACEUTICALS, INC.


Date August 12, 1996
                                   By:   /s/ D. GEOFFREY SHULMAN
                                      --------------------------------------
                                       D. Geoffrey Shulman, MD, FRCPC
                                       President, Chief Executive Officer, and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                    Description
- - -----------                    -----------
    27              Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                    only and not filed.