Form 10-K
period 1996-12-31
DUSA PHARMACEUTICALS INC
filed 1997-03-24
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

                 NEW JERSEY                                22-3103129
       State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization                  Identification No.)

      181 University Avenue, Suite 1208
          Toronto, Ontario, CANADA                           M5H 3M7
  (Address of principal executive offices)                 (Zip Code)

                         Commission File Number: 0-19777
       Registrant's telephone number, including area code: (416) 363-5059
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                                 Common Stock
    -----------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No /_/
                                               -

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of March 14, 1997 was $58,375,318.75.

      The number of shares of common stock outstanding of the registrant as of March 14, 1997 was 9,355,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference to this Report are:

      (1)   Annual Report to Shareholders for the year ended December 31, 1996
                  PART II, Item 5;
      (2)   Proxy Statement for the 1997 Annual Meeting of Shareholders PART
                  III, Items 10 through 13.

                                     PART I

ITEM 1.     BUSINESS

General

      The Company was incorporated on February 21, 1991, pursuant to the laws of the State of New Jersey under the name Deprenyl USA, Inc. In May 1993, the Company changed its name to DUSA Pharmaceuticals, Inc. The Company's principal executive offices are currently located at, 181 University Avenue, Suite 1208, Toronto, Ontario, Canada, M5H 3M7 (telephone: (416) 363-5059). On March 3, 1994, the Company formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary, located in Tarrytown, New York, to coordinate the research and development efforts of the Company. The Company has financed its development stage operations primarily from sales of securities in public offerings, and in private and offshore transactions that are exempt from registration under the Securities Act of 1933 (the "Act").

      The Company is a pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodiagnosis ("PD") utilizing 5-aminolevulinic acid ("ALA") for various medical indications. The Company is the developer and exclusive worldwide licensee of certain technology relating to ALA PDT (see License Agreement below). The Company also owns or is the licensee of certain patents relating to methods for using pharmaceutical formulations containing specified active ingredients, including ALA for PDT, and related processes and improvements.

      In general, PDT is a two-step medical treatment involving the application of a drug (termed a photosensitizer) that collects preferentially in target tissue followed by the application of controlled light to the photosensitized tissue. Energy from the light activates the photosensitizer, which destroys or alters the sensitized cells. The appropriate combination of drug and light can affect target tissue with relatively minimal damage to surrounding tissue.ALA is unique among PDT agents therapeutically used in that it is a naturally occurring substance found in virtually all human cells.

       ALA is unique among PDT agents therapeutically used in that it is a naturally occurring substance found in virtually all human cells. ALA is also unique in that it is not itself a photosensitizer. After delivery of ALA to target tissue, it is converted through a cell-based process into the photosensitizer protoporphyrin IX ("PpIX"). PpIX is also found in normal cells. Normally, this process is self-regulating, so that the production of PpIX is limited and no photosensitivity is developed. However, when additional ALA is supplied either topically or systemically, the self-regulatory step is bypassed and PpIX accumulates. This effect is more pronounced in rapidly growing diseased tissues (such as pre-cancerous and cancerous lesions), conditions characterized by rapidly proliferating inflammatory cells (such as acne) and in certain normally fast-growing tissues (such as hair follicles and the lining of the uterus). Topically applied, ALA penetrates skin affected by certain diseases, such as actinic keratoses (pre-cancerous skin lesions) ("AKs"), acne and psoriasis, more than it penetrates the surrounding normal skin. These properties enable ALA PDT to preferentially react with targeted cells as compared to surrounding cells. Prior to September 30, 1991, the Company was a wholly-owned subsidiary of Draxis Health Inc. ("Draxis"), formerly Deprenyl Research Limited. In January 1992, the Company completed a public offering of 2,875,000 shares issued at $6 per share resulting in net proceeds to the Company of $14,785,128. In December 1995, the Company received net proceeds of $14,553,679 as a result of sale of 3,000,000 shares of the Company's common stock in a public offering. Part of the proceeds were used to repurchase two million options held by Draxis at $1.125 per option. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

      In February 1996, on a request by Draxis, the Company filed a registration statement to enable Draxis to dispose of its entire holding of 1,088,001 shares of common stock of the Company. In March 1996, Draxis disposed of its interest in the shares of the Company in a secondary offering at $7.20 per share. The Company did not participate in the offering. As a result of this transaction certain relationships between the Company and Draxis were changed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company completed a public offering of 750,000 shares of common stock in May 1996, for net proceeds of $4,762,938 after offering expenses of $637,062. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company's Products and Technology

      The Company follows a development strategy of focusing its resources on selected, priority indications chosen for development based on clinical, regulatory and marketing criteria set by the Company. Although ALA PDT has shown potential in numerous indications, the Company has focused development primarily on the indications outlined below.

Lead Indications

      Actinic Keratoses (AKs). The Company's development program is most advanced for the use of ALA PDT in the treatment of AKs. Phase II of the program has been completed and the Company has commenced two Phase III clinical pivotal trials. AKs are superficial precancerous skin lesions usually appearing as rough, scaly patches of skin with some underlying redness. If left untreated, it is estimated that up to 10% of AKs develop, over time, into squamous cell carcinomas (a form of skin cancer).

      In February 1993, the Company began its first clinical trial regarding the use of ALA PDT in the treatment of AKs. In December 1993, the investigators reported positive results from this initial clinical trial. They concluded that topical ALA PDT appeared to be an effective treatment, generally with tolerable levels of patient discomfort. These results led to a new AK clinical study in 1994, incorporating improvements in formulations and light sources from the initial study. In this Phase II clinical trial involving a topical formulation of ALA and an inexpensive, non-laser blue light source, response rates in AKs were promising. Therefore, during the third quarter of 1995 the Company commenced two additional Phase II studies for this indication with a planned maximum enrollment of approximately 100 patients at three United States sites.

      The Company completed all required Phase II studies, and subsequent to a meeting with the FDA, commenced its required Phase III clinical trials in December 1996. The two multi-center trials are being conducted at 13 leading dermatology research centers across the United States. Depending on a satisfactory rate of enrollment, the Company estimates that Phase III trials will be completed by late summer of 1997 and the New Drug Application ("NDA") will be filed with the Food and Drug Administration as soon as feasible thereafter. The Company believes, based upon information available at this time, that ALA PDT will be able to achieve significant clearance of AKs with better cosmetic results and tolerable patient discomfort compared to other current therapies.

      Diagnostic for Bladder Cancer. The Company is also developing a process for diagnosing bladder cancer using ALA. Two independent European studies of bladder cancer in 82 patients showed the selective accumulation of PpIX in human bladder tumors and precancerous lesions following ALA application. These tumors and lesions showed fluorescence upon exposure to certain wavelengths of light, allowing the identification of malignant and precancerous lesions, including lesions, which were missed by routine visual examination. In January 1996, the Company entered into a research agreement with Massachusetts General Hospital to sponsor an investigator IND ("Investigational New Drug") program in this indication. During 1996, the Company also initiated preclinical tests, developed two drug formulations for clinical trials, designed the clinical trial protocol and engaged a clinical research organization to manage conduct of the trial. The Company plans to develop a system in which ALA is delivered to the bladder, followed by visual examination with an endoscopic device attached to a specialized light source. The Company is currently in negotiations to secure appropriate light devices. Once these negotiations are completed, the Company will be in a position to submit an IND to the FDA for Phase I/II clinical trials, anticipated to begin in the first half of 1997.

Secondary Indications.

      Hair Removal. In an independent pilot study performed by researchers from Massachusetts General Hospital-Harvard Medical School using an ALA formulation supplied by the Company and a laser light source, researchers achieved hair removal with minimal side effects in 12 subjects who were followed for up to six months. In January 1996, the Company entered into a research agreement with this institution to support its ongoing studies. The Company plans to commence its own multi-center clinical trial in the first half of 1997 using ALA PDT with a non-laser red light source for hair removal.

      Endometrial Ablation. On April 23, 1992, the Company entered into a research agreement with Queen's University at Kingston, Ontario, which focused on the development of ALA PDT as a method of non-surgical endometrial ablation. Independent experimental application of ALA in test models has shown selective PpIX accumulation by the endometrium (the inner lining of the uterus, which is the site of the bleeding), which was then selectively removed (ablated) by light exposure, sparing muscle tissue and the remainder of the uterus. Independent pilot human safety studies in 31 patients have confirmed the selective accumulation of PpIX in the human endometrium after ALA application. The Company is also supporting research by independent investigators using ALA PDT for endometrial ablation at centers in the United Kingdom and the United States. During 1994 and 1995, pilot human safety studies were carried out at these centers, which showed a high degree of selectivity and with no evidence of toxicity. The Company has developed a proprietary light delivery technology in preparation for an investigator sponsored human treatment trial expected to commence during the first half of 1997.

      Acne. Based on pre-existing knowledge about ALA activity in sebaceous
(oil) glands, the Company carried out a small fluorescence study in acne patients in 1994. The preliminary results showed specific localization and conversion of ALA to PpIX in the acne lesions, which may indicate that acne could be successfully treated with ALA PDT. A Company sponsored Phase I/II human clinical trial, started in 1995, confirmed the selective accumulation of PpIX in acne lesions following ALA application in eight patients. In 1996, the Company carried out a Phase I/II dose-ranging clinical trial using topical ALA and a proprietary non-laser red light. Although the study was designed primarily to test safety, and to help guide the development of Phase II clinical trial design, and was therefore not statistically sized to demonstrate efficacy, the results were encouraging. The treatments were well tolerated, with no adverse events reported. The Company is now working on a new protocol incorporating multiple treatments using a non-laser blue light source in preparation for a Phase II clinical trial scheduled to begin in 1997.

Exploratory Indications.

      Since there are numerous other potential therapeutic and diagnostic uses for ALA PDT, the Company supports research in these areas, as appropriate, with pilot trials, and investigator-sponsored studies, based on clinical, regulatory and marketing criteria predetermined by the Company through the strategic planning process. Some of these uses include, psoriasis, cervical cancer, cutaneous T-cell lymphomas, gastro-intestinal carcinomas and dysplasias, alopecia areta, squamous cell carcinomas (erythroplasia of Queyrat and Bowen's Disease), and others. The Company also monitors independent research on ALA PDT, in order to identify new indications for potential development (see "Diagnostic for Bladder Cancer" above). In 1996, encouraging human data were presented at a number of scientific meetings on the use of ALA PDT for diagnosis or treatment of lung cancer, brain cancer, oral cancer, among other cancers. The Company will continue to monitor the progress of these studies and may sponsor investigations which have the potential to qualify for an NDA.

      The Company also actively evaluates and pursues licensing opportunities and patents for potential new compounds, or improvements to existing ALA PDT methods and technologies. As part of this effort, effective September 1994, the Company entered into a research agreement with Queen's University, which focuses on the development of new clinical applications of ALA induced PpIX.

      In 1994-1995, the Company carried out a Phase II study on the treatment of superficial basal cell carcinomas ("BCCs") at Veterans Administration Hospitals in Miami, Florida and Long Beach, California. The results showed that using a 3-hour drug application time, the cure rate was not high enough to justify developing BCC as a lead indication at this time, primarily because of regulatory and marketing considerations. Therefore, in keeping with the Company's strategic plan of carrying out full development only on priority indications, DUSA BCC studies have been suspended, although investigator studies, using longer drug application times, will continue.

      In August 1993, the Company entered into a worldwide license agreement with researchers from the University of Toronto for a new group of melanins. Melanin is a naturally occurring pigment, which may aid in reflecting and absorbing solar radiation in human skin. These new compounds, which the Company calls Lipomelanins, chemically bind to the skin and do not wash off easily for extended periods of time. Research indicates that Lipomelanins may be useful as UVA sunscreen agents and for certain cosmetic and industrial purposes. A patent application covering Lipomelanin was filed in the United States on April 30, 1993, followed by international applications in 1995. A Notice of Allowance has been received from the United States Patent and Trademark Office. Lipomelanin is being developed with the assistance of MeL-Co (of California, a melanin specialty company). In May 1996, MeL-Co, launched Lipomelanin-LQ (patent pending), a synthetic melanin specifically designed for use as a black coloring agent for hair. Lipomelanin-LQ and a Lipomelanin product are currently undergoing testing by a number of small and large European companies. In order to maintain its primary focus on ALA PDT, the Company expects to seek corporate alliances and/or separate funding if it decides to develop these compounds as pharmaceutical products.

Light Technology and Devices

      The light required for ALA PDT activation may be produced by a variety of sources. The Company has, from its inception, followed the strategy that ALA PDT should be developed as integrated drug and light device systems, in which the light sources are tailored to fit specific medical needs; be easy to use; and provide cost-effective therapy. Where feasible the Company is using non-laser light sources, which appear to be more reliable, and inexpensive, compared to lasers. The Company's commercial device development consultant, Lumenetics, Inc. ("Lumenetics") has experience in the development and regulatory approval process of devices for use in clinical PDT. Together with the rest of the Company's ALA PDT research and development team, they have assisted with the design of, as well as assessment of new light delivery and light measurement devices and technologies. See "Business--Other Contractual Relationships: Consultants."

      The longer the wavelength of visible light, the deeper into tissue it penetrates. Short blue wavelengths penetrate only superficially but are potent activators of ALA PDT, whereas longer red wavelengths penetrate more deeply into tissue (although they are not as potent as blue light) and are the maximum wavelengths which activate ALA PDT. Therefore, for treatment of superficial lesions of the skin (epidermal lesions) such as AKs and psoriasis, the Company is using relatively inexpensive, non-laser blue light sources, which are designed to treat large areas, such as the entire face or body. For destruction of hair follicles or treatment of diseases which have lesions which may penetrate several millimeters into the skin, e.g. for most forms of cancer, high-powered red light is preferable. The Company has U.S. and foreign patents and patent applications relating to methods of using light devices and devices for use in ALA PDT.

      In order to treat diseases of internal organs, the Company is utilizing existing technology to allow light from non-laser light sources to be focused into a light guide small enough to be inserted into the body. This light is

"laser-like" in that it is powerful and can be transmitted internally through a light guide, but is less costly than current lasers. Such non-laser light sources are also easier to use and maintain. However, for certain internal indications, and under certain conditions, laser light sources may still be required.

Government Regulation

      The manufacture and sale of pharmaceuticals and medical devices in the United States are governed by a variety of statutes and regulations. These laws require, among other things, (i) approval of manufacturing facilities, including adherence to good manufacturing, laboratory and clinical practices (known as "GMPs", "GLPs" and "GCPs", respectively) during production and storage; (ii) controlled research and testing of products; (iii) a submission for governmental review containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought; and (iv) control of marketing activities, including advertising and labeling. The Company's products still require significant development, including additional preclinical and clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no assurance that the products or any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals. Markets outside of the United States have similar restrictions.

      The marketing of pharmaceutical products requires the approval of the FDA in the United States, and comparable agencies in other countries. The FDA has established regulations and safety standards, which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining marketing approval for a new drug normally takes several years and often involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the filing of an IND application, human clinical trials and the approval of an NDA in the United States.

      Preclinical studies are conducted in the laboratory and on animals to obtain preliminary information on a drug's efficacy and safety. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing on humans. These preclinical studies may take from one to three years to perform.

      The human clinical testing program involves three phases. In Phase I, studies are usually conducted on healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase I studies generally require several months to complete. Phase II studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase II studies generally require from several months to two years to complete. Phase III involves wide scale studies on patients with the same disease in order to provide comparisons with currently available therapies. Phase III studies generally require from six months to four years to complete. The Company is currently conducting Phase III studies for treatment of AK's. See "Business - Company's Products and Technology." Data from Phase I, II and III trials are submitted with the NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes and preclinical and clinical trials. For a more specific description of the state of Company's development program, see "Business-- Company's Products and Technology".

      ALA for use in PDT is considered by the Company to be a new chemical entity under the Food, Drug & Cosmetic Act ("FD&C Act") in the sense that neither ALA, nor any ester or salt of ALA, has been the subject of an approved NDA. Because ALA is a new chemical entity, and because only one similar PDT application, which was filed by a third party, has been approved by the FDA, the approval process for ALA PDT may be longer than the approval process for a new drug or device alone.

      The Company's medical device products are also subject to the rules and regulations established by the FDA. These products are required to be tested, developed, manufactured and distributed in accordance with FDA regulations, such as GMPs, GLPs and GCPs.

      Under the FD&C Act, all medical devices are classified as Class I, II or III devices. The classification of a device affects the degree and extent of the FDA's regulatory requirements, with Class III devices subject to the most stringent requirements and FDA review. It is anticipated the Company's devices may be classified as Class II or Class III medical devices and may, therefore, be subject to the most stringent FDA regulation. There can be no assurance that the classification, and extent of regulation, of the Company's medical devices will not change.

      At present, systems used in PDT meet the definition of a drug/device combination product. The primary responsibility for review of PDT products (drugs and devices) is under the jurisdiction of the FDA's drug center, the Center for Drug Evaluation and Research, with support from the Center for Devices and Radiological Health. The degree and extent of the regulatory requirements for the various components of PDT have not been formally established by the FDA. At present, the Company's PDT devices are being investigated in preclinical and clinical trials under the Company's IND. There can be no assurance that PDT products will continue to be regulated as combination products or that separate applications for marketing approval will not be required for PDT devices.

      The United States Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch/Waxman Act") permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the Hatch/Waxman Act new chemical entities approved after September 24, 1984 receive a period of five years' exclusivity from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA by third parties. Similarly, in the case of NDA's for non-new chemical entities approved after September 24, 1984, no "abbreviated NDA" or "paper NDA" may become effective before three years from approval of such non-new chemical entity NDA which include data of new clinical investigations conducted or sponsored by the applicant essential to approval of the application. The Company cannot predict with accuracy whether or not an NDA filed by the Company will be approved for any indication of ALA or whether any Company NDA will be the first NDA approved for ALA. The Company believes that since ALA has not been approved for medical use, that the first NDA for ALA which is approved under the Hatch/Waxman Act, will be entitled to the five years' exclusivity, as well as any patent term extension that may be available.

      Finally, any abbreviated or paper NDA applicant will be subject to the provisions of the Hatch/Waxman Act with respect to notification of any patents of the NDA holder and applicable to the abbreviated or paper NDA product. The Hatch/Waxman Act may afford protection for certain of the Company's proprietary rights; however, even if the Company obtains exclusivity from "abbreviated NDAs" or "paper NDAs" under such act with respect to any of its products, such exclusivity may increase the likelihood of generic competition and of challenges to patents owned by or licensed to the Company which are listed in any Company NDA.

      The Company also intends to have its product marketed outside of the United States primarily through corporate partnerships. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. The approval procedure varies from country to country. When designing protocols for clinical studies, the Company intends to do so in a manner that will permit acceptance of the data in the desired countries to minimize unnecessary duplication. However, some countries may require additional studies to be conducted on patients located in their country. With the signing of the Drug Export Amendments Act of the United States in 1986, products not yet approved in the United States may be exported, upon approval of an application to export by the United States government, to certain foreign markets as long as the product is approved by the importing nation. No assurance can be given that the Company will be able to secure approval by the importing nations' regulatory authorities or will be able to participate in the foreign pharmaceutical market.

      The Company currently believes it has sufficient funds to develop its two lead indications for ALA PDT through the NDA filing process and to continue development of its secondary indications as planned. The Company may, however, enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which it will seek to have the other companies assume certain of the costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. To the extent that the Company is unable to enter into such arrangements, it may require separate funding to complete the regulatory approval process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's research and development activities involve the controlled use of certain hazardous materials, such as mercury in fluorescent tubes. The Company does not currently manufacture any products on its own; however, the Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or any assurance that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. In addition, although the Company believes that its safety procedures for the handling and disposal of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the Company's resources.

License Agreement

      The Company entered into the License Agreement effective August 27, 1991 with PARTEQ and Draxis. Pursuant to the License Agreement, the Company has been granted an exclusive worldwide license (with a right to sublicense) to make, have made, use and sell products which are precursors of PpIX, including ALA, under PARTEQ patent rights. The License Agreement covers certain use patent rights and includes any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University at Kingston, Ontario, and in respect of which PARTEQ has the right to grant a license. The License Agreement has been made subject to a non-exclusive right reserved to Queen's University to use the subject matter of the License Agreement for non-commercial educational and research purposes and a right reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties. Subject to certain rights of termination, the term of the exclusive License Agreement is automatically renewed annually.

      Pursuant to the terms of the License Agreement, the Company has paid to PARTEQ on August 27, 1991 a lump sum execution fee of CDN. $150,000 and has paid CDN. $50,000 on each of the first three anniversaries of the License Agreement for a total of CDN. $300,000. The Company has agreed to pay a further lump sum success fee of CDN. $50,000 upon receipt of regulatory marketing approval in the United States. The payment of the lump sum execution fee was made from funds advanced to the Company by Draxis. The annual fees are deductible against royalties payable under the License Agreement. The Company has agreed to pay royalties of six percent and four percent, respectively, on its or its affiliates' net sales of products in certain countries dependent on the existence of patent protection, as well as 33% of royalties and sublicensing fees received from non-affiliated sublicenses. Commencing with the first year of regulatory marketing approval in the United States, provision is made for minimum royalty payments to PARTEQ. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the License Agreement becomes perpetual and royalty free. Among other rights of termination, the Company has the right to terminate the License Agreement with or without cause at any time upon 90 days' notice to PARTEQ. Draxis has guaranteed all obligations of the Company to PARTEQ under the License Agreement.

      The Company, PARTEQ and Draxis entered into an agreement (the "ALA Assignment Agreement") effective October 7, 1991, whereby the Company assigned to Draxis its rights and obligations under the License Agreement insofar as they relate to Canada. In addition, the Company has agreed to disclose to Draxis on an ongoing basis, any technology relating to the subject matter of the License Agreement which would assist Draxis in developing the Canadian market under the assigned rights and which is available to the Company. In consideration of the foregoing, Draxis has agreed to pay directly to PARTEQ five percent of all future lump sums payable under the License Agreement together with royalties which would otherwise be payable by the Company in accordance with the License Agreement in respect of net Canadian sales of products and sublicensing revenues. In further consideration, Draxis agreed to reimburse to the Company by way of offset against amounts owing, five percent of all lump sums previously paid by the Company to PARTEQ under the License Agreement and to pay to the Company a royalty of two percent of net Canadian sales of products. To date, CDN. $15,000 has been paid by Draxis in respect of lump sum payments made by the Company to PARTEQ.

Patents and Trademarks

      The Company has rights to certain patents and patent applications that relate to methods of using ALA and to compositions and apparatus for use in such methods. The principal patents have expiration dates in 2009 and 2014. The remaining patents have expiration dates ranging, variously, from 2009 to twenty years from their respective filing dates. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company relies on trade secrets and contractual arrangements to protect certain of its proprietary information and products.

      The Company entered into the License Agreement effective August 27, 1991 with PARTEQ and Draxis pursuant to which the Company holds an exclusive worldwide license to certain patent rights from Queen's University, four (4) of which have issued in the U.S. and one which has issued in Australia. All U.S. patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents and as such limit direct infringement to users for the indications covered by the claims, to the extent permitted by law. Currently, no patents of the Company cover ALA per se or related drugs in PDT.

      The license is subject to reservation of a non-exclusive, non-transferable right of Queen's University to use the invention for educational and research purposes. The license also reserves a non-exclusive, irrevocable, royalty-free right to Her Majesty, the Queen of England, in the right of Canada, as represented by the Minister of National Defense, to use the invention and improvements for defense purposes within the Ministry of National Defense, its educational institutions and other establishments in Canada and overseas, without the right to sublicense for commercial use. The term "defense purposes" does not include sales to any third party, but does include DND procurement. In addition, the Company is the assignee from third parties of a number of additional U.S. and foreign patents and patent applications related to ALA PDT.

      While the Company has no reason to believe that any of the foregoing patent applications will not issue, there can be no assurance that such patents will issue. Notwithstanding the issuance of any patents based on the above-identified patent applications, other manufacturers and other third parties are free to develop methods of manufacturing and other uses of ALA and to market ALA for such uses, assuming that such parties have obtained appropriate regulatory marketing approval. ALA is a commercially available product and is not itself subject to patent protection. Subject to any other protection that may be available to the Company with respect to its proprietary technology, any third party would be free to use ALA for any indication not covered by the patents referred to above, assuming that such third party has obtained appropriate approval. The Company is aware of one European company, which may be conducting clinical trials in Europe using ALA PDT to treat dermatological conditions and one European company working on bladder cancer diagnosis and one company having a United States patent that claims the transcutaneous administration of a photosensitizer on target cells in the blood, which refers to ALA. The Company does not have any issued patents in Europe or Canada, nor is it eligible to file counterparts in these jurisdictions to its basic U.S. patent covering certain methods for using ALA for PDT. If third parties were to infringe any of the patents of Queen's University, it may not be practical or economical for the Company to enforce its proprietary rights.

      In addition, the Company is aware that a third party has been issued a United States patent that claims the transcutaneous administration of a photosensitizer on target cells in the blood, which patent refers to ALA. Nevertheless, the Company has no present intention to use transcutaneous administration of ALA, if in fact, such patent covers ALA, if such patent is valid and if the patentee is the first inventor.

      There can be no assurance that the Company will be free of claims by a third party of infringement of such third party's proprietary rights. The Company is aware that a third party has been issued two United States patents which claim methods for removing hair using, inter alia, "a contaminant ... having a high [light] absorption..." In addition, this third party stated in a prospectus that it has five patent applications pending to extend the coverage of these issued patents. The third party also concludes that its patents cover "any hair removal system that incorporates a light source in conjunction with any substance that penetrates the hair duct." The Company has reviewed these patents, their foreign counterparts and the prior art to determine the impact, if any, that they could have on any commercial use of ALA for hair removal. Since ALA was reported, more than one year prior to the effective filing date of the third party, by an employee and assignor of Queen's University, to cause hair loss in mammalian skin following administration and light irradiation, the Company believes that, in fact, the Queen's University employee was the first individual to report that ALA PDT resulted in hair removal. Conversely, if the third party's conclusion is correct, and if the Company's belief is incorrect, then prior to commercialization of ALA PDT for hair removal the Company could either seek a license of the relevant patents or seek other solutions to avoid potential infringement.

      There can be no assurance that a license, if necessary, would be available to the Company on commercially reasonable terms or that such third party would not assert a claim for infringement. If such a third party were to assert a claim for infringement, there can be no assurance that the Company would prevail or that such litigation would not have a material adverse effect on the Company. Furthermore, the Company may not be able to afford the expense of defending itself against such a claim.

      The Company is unaware of the existence of any other challenges to the validity of its patents or of any claim made by a third party of patent infringement with respect to ALA PDT. However, no assurance can be given that such challenges or claims will not be asserted in the future. Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. There is no assurance that the patents owned and licensed by the Company or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of the Company's future products or methods will be patentable or that the products or methods will not infringe upon the patents of third parties. In conjunction with PARTEQ, the Company recently requested that the United States Patent and Trademark Office (PTO) reexamine two of the four PARTEQ patents in order to incorporate additional references. As to one of the patents, the PTO agreed to incorporate the references without reexamination. The reexamination of the other patent is proceeding, but the Company believes that the process can be brought to a close without significant changes to the claims. In any reexamination proceeding, however, there is a risk that the claims under consideration will be narrowed or canceled.

      Even in the absence of composition of matter patent protection for ALA, commercial benefits to the Company of ALA may continue to be derived from: (i) patents relating to the use of such product (like PARTEQ's patents); (ii) later granted patents on process and intermediates related to the most economical method of manufacture of the active ingredient; (iii) patents relating to special compositions and formulations; and (iv) marketing exclusivity that may be available under the Hatch/Waxman Act and any counterpart protection available in foreign countries. See "Business - Government Regulation." Effective patent protection also depends on many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of the new drug provisions of the FD&C Act, or similar laws and regulations in other countries.


      The Company intends to seek registration of trademarks in the United States, and other countries where it may market its product when it is sufficiently close to commercialization so that appropriate brand names may be selected in light of the circumstances then existing. To date, one trademark has been issued to the Company, and other applications are pending.

Other Contractual Relationships

      The Company has entered into various agreements in the ordinary course of business, described in general below, in order to implement its research and development program and to investigate potential new uses for ALA PDT. Progress of the Company's research and development program could be delayed if the terms of the agreements are not fulfilled by third parties.

      Consultants. The Company has entered agreements with Guidelines, Inc. ("Guidelines") and Lumenetics for the purpose of carrying out, among other responsibilities, preclinical and formulations supervision and clinical trial development (Guidelines) and commercial device development (Lumenetics). The Company pays retainer fees to Guidelines at a rate of $360,000 per year. Also, the Company pays additional consulting fees to Guidelines if consulting services to the Company exceed approximately 2,600 hours annually. Guidelines has been granted options to purchase up to 20,000 shares of the Company's Common Stock. The current agreement expired on December 31, 1996, and the parties are in the process of negotiating a new contract. However, the parties are currently continuing to abide by the same terms as the expired agreement.

      The Company pays consulting fees to Lumenetics at a rate of $250,000 per year. Also, the Company has agreed to pay Lumenetics a percentage of the cumulative net sales of certain light delivery systems ranging from .25% to three percent, depending upon whether the system is patented and upon whether the system was developed by Lumenetics or by some other third party. In addition, the Company granted to Lumenetics options to purchase 20,000 shares of the Common Stock of the Company. The agreement, which expires in April 1998, contains options for renewal on mutually agreeable conditions.

      Unrestricted Grants. The Company has awarded unrestricted grants to various investigators in the field of ALA PDT in certain areas of interest to the Company. These studies range from animal model work to pilot human studies ("investigator INDs") in various clinical indications. These grants are awarded and evaluated on an annual basis and, although renewable, are considered on a case-by-case basis.

      Preclinical Research Contracts. The Company has preclinical research contracts with several universities to carry out animal studies in areas relevant to the clinical development of ALA PDT. Toxicological studies required for drug development work are carried out using contract research organizations.

      Clinical Trials. DUSA-sponsored clinical studies are supported by contracts with clinical trial sites including universities, hospitals and private practitioners.

Manufacturing

      The Company subcontracts the manufacturing and packaging of its clinical ALA formulations. The Company has identified several potential suppliers of ALA, and has entered an agreement for supply of ALA with a supplier. The supplier has represented to the Company that its facilities conform to "good manufacturing and laboratory practices" and other applicable distribution, and quality control procedures set out in the FDA's current regulations. Should any subcontractor delay supply or fail to meet the relevant FDA regulations, DUSA's clinical program could be adversely affected.

      The Company is currently working with a New Jersey company who has produced the Phase III clinical supplies. The manufacturer is currently going through a process, which will establish it as a GMP manufacturer as set out in the FDA's current regulations.

      Furthermore, the Company has entered into agreements with two companies for the manufacture of light sources to be used in the Company's ALA PDT development program. In June 1993, the Company entered into an agreement with Sciencetech Inc. to develop light sources for use in PDT. Under this agreement, the Company has the option to manufacture products developed under the agreement. See Note 9(e) to the Notes to the Consolidated Financial Statements. In 1995 the Company entered into a co-development agreement with National Biological Corporation ("NBC") to develop light devices for use in PDT. NBC has the exclusive right to manufacture a sufficient supply of these light sources to meet all of the Company's requirements for clinical and/or commercial distribution, subject to completion of a supply agreement between the parties.

Marketing and Sales

      Currently, the Company does not have the capacity to market, sell and distribute ALA PDT products on its own. The Company may seek joint venture or other collaborative arrangements with third parties related to specific disease indications or medical specialties. The Company expects that appropriate candidates will have experience in the targeted specialty market, expertise in reimbursement for the therapy, and marketing, sales and distribution channels for drugs or devices. Alternatively, the Company may choose to market certain products on its own. At present, the Company is pursuing certain pre-marketing activity in the U.S. and Europe to test patient and physician acceptance of product concepts. As the products proceed through the development program, the Company will continue to carry out certain pre-marketing activities, and evaluate its marketing strategies as permitted by FDA regulations.

      Draxis has been granted the rights to market ALA PDT in Canada. See "Business - License Agreement". In Europe and other markets, the Company is pursuing joint ventures or sub-licenses with pharmaceutical and device companies for market development.

Competition

      Commercial development of PDT agents are currently being pursued by a number of companies, including: QLT PhotoTherapeutics Inc. (Canada); PDT, Inc. (U.S.); Pharmacyclics, Inc. (U.S.); Nippon Petrochemicals (Japan); Scotia Pharmaceuticals (United Kingdom); Glaxo Wellcome plc; medac GmbH (Germany)("Medac"); and Photocure (Norway). Photocure may be working at Phase I/II equivalent trials using ALA PDT for dermatological uses, including for certain indications being pursued by the Company. The Company is aware that Medac is developing ALA PDT for bladder cancer diagnosis in Germany and may receive regulatory approval in Germany prior to the Company receiving approval from the FDA. The Company believes that its U.S. patents would be infringed if Medac sold its product in the United States. See "Business--Patents and Trademarks".

      The Company's position as a competitor in this field may be adversely affected by product developments in PDT, which may be achieved by these or by other companies. Many of these companies have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, certain of these companies have had significantly greater experience in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and obtaining approval of the FDA, or other regulatory authorities to market products for health care. Accordingly, the Company's competitors may succeed in developing products that are safer or more effective than those of the Company and in obtaining regulatory marketing approval of such products. If the Company commences commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency.

      The indications under development represent markets in which large numbers of patients are treated and for which, in the Company's view, the available standard of care may be improved. For example, the current preferred methods of treating AKs are 5-FU for multiple lesions, and cryotherapy using liquid nitrogen for limited numbers of lesions. Although both methods are effective, 5-FU can be irritating and often requires administration for a number of consecutive weeks, while cryotherapy is non selective, is usually painful at the site of freezing and may cause blistering. However, these treatment modalities for AKs involve procedures, which have been proven safe and effective and enjoy patient as well as practitioner acceptance and confidence.
This may slow the acceptance and adoption of ALA PDT.

      The Company believes that comparisons of the properties of various photosensitizing PDT drugs will also provide important competitive issues. These properties include formulations available and ease of administration, degree of generalized skin photosensitivity, required doses, the selectivity of the photosensitizer for the target lesion or tissue of interest and the type and cost of light systems. New drugs or future developments in PDT or in other drug technologies may provide therapeutic or cost advantages for competitive products. No assurance can be given that developments by others will not render the Company's products uncompetitive or obsolete.

Product Liability and Insurance

      The Company is subject to the inherent business risk of product liability claims in the event that the use of its technology or any prospective product is alleged to have resulted in adverse effects during testing or following marketing approval of any such product for commercial sale. The Company maintains product liability insurance for coverage of its clinical trial activities. There can be no assurance that such insurance will continue to be available on commercially reasonable terms or that it will provide adequate coverage against all potential claims.

Employees

      The Company has ten full-time employees and one part-time employee. The Company has employment agreements with its President and Vice President of Scientific Affairs. The Company has purchased key man life insurance, having a face value of CDN. $1,000,000, on Dr. Shulman's life, for which the Company is the named beneficiary. The Company has also retained numerous independent consultants such as Guidelines and Lumenetics, and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees.

      As a result of Draxis's disposal of its holding in the Company in March 1996, certain relationships between the Company and Draxis changed. Draxis' Chief Financial Officer (CFO), who had also served as CFO for DUSA, resigned. The Company's President assumed the CFO responsibilities. The Company retained a senior financial consultant to assist the Company with certain financial management responsibilities. The Company is conducting a search for a permanent CFO. Other employees and consultants will be hired by the Company as needed.

      The Company had entered into the Draxis Management Agreement pursuant to which Draxis provided to the Company administrative, financial, scientific and marketing support and other management services which that were required. On December 3, 1996 the Company notified Draxis that it was terminating the Management Agreement effective of February 1, 1997. The Company continues to contract with outside firms and individuals for services required at this early stage in an effort to maintain overhead expense at a minimum. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2.     PROPERTIES

      In November 1996, the Company signed a three-year lease for its new executive office premises located in Toronto, Ontario, Canada, comprising 1,950 square feet of space. Prior to November 1996, the Company had rented, on a month-to-month basis, approximately 1,000 square feet from Draxis in Mississauga, Ontario. Pursuant to a lease, which expires in August, 1997, the Company's subsidiary, DUSA Pharmaceuticals New York, Inc., leases 2,062 square feet of office space in Tarrytown, New York. Lease payments for 1996 totaled $55,000 and future minimum lease payments (not including any increase which may be incurred as the Company negotiates a new lease for its New York offices) will total approximately $74,000 in 1997, $55,600 in 1998, and $58,000 in 1999. The
Company anticipates that its New York and Toronto, Canada office facilities will be sufficient during the near future, but would be modified as required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The information required by Item 5 is hereby incorporated by reference from the section entitled "Shareholder Information" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.


ITEM 6.     SELECTED FINANCIAL DATA

      The following information is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data for the Company presented below for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1996 have been derived from the Company's audited financial statements.


Consolidated Statement of Operating Data

                                                                                                   Cumulative period
                                                                                                   from  February
                                                                                                   21, 1991 (date of
                                                                                                   incorporation) to
                                                  Year ended December 31,                          December 31,
                                                  -----------------------                          ------------

                                1996           1995          1994          1993          1992          1996
                                ----           ----          ----          ----          ----          ----

Revenue                     $ 1,073,006   $   572,742   $   305,891   $ 1,420,282   $   887,954   $  4,292,566

Research and development      5,652,442     3,044,979     2,759,254     2,671,302     1,496,491     15,812,770
costs
Other operating expenses      2,220,883     1,175,296     1,149,361       997,441       542,893      6,123,555

Net loss                    $(6,800,319)  $(3,647,533)  $(3,539,892)  $(2,248,461)  $(1,151,430)  $(17,580,927)
Net loss per common share   $     (0.75)  $     (0.65)  $     (0.66)  $     (0.44)  $     (0.23)  $      (3.22)
Weighted average number of    9,087,823     5,589,486     5,395,349     5,096,458     4,949,317      5,462,262
shares outstanding



Consolidated Balance Sheet Data


                                                        As of December 31,
                                                        ------------------
                                   1996         1995        1994          1993         1992
                                   ----         ----        ----          ----         ----

Total Assets                   $20,129,257  $20,827,578  $10,563,779  $13,764,195  $15,450,958
Cash and U.S. Government
Securities Available for Sale   19,719,496   20,479,592   10,198,329   13,298,715   14,973,561
Shareholders' Equity            19,101,790   20,219,240   10,132,860   13,364,557   15,107,631

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial information included herein should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained therein.

General

      The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy
(PDT) and photodiagnosis (PD) utilizing ALA. The development program for actinic keratosis is at the Phase III stage and at the Phase I or Phase II stage for various other indications. See "Business - Company's Products and Technology". Since its inception, the Company has primarily devoted its resources to funding research and development and as a result the Company has experienced significant operating losses. As of December 31, 1996, the Company had an accumulated deficit of $17,580,927.

      The Company's development program is being implemented by its management with the assistance of consultants, primarily Guidelines and Lumenetics. The current agreement with Guidelines expired December 31, 1996 and the Company is in the process of negotiating a new contract. The Company continues to use the services of Guidelines under the same terms as the expired agreement. If for any reason the parties are unable to come to mutually agreeable terms, the Company believes that it could contract with other firms to perform the services provided by Guidelines. However, there is no guarantee that the Company could replace Guidelines without causing a delay to the Company's clinical programs and without an increase in costs. The Company has an agreement with Lumenetics expiring April 15, 1998. See Notes 9(g) to the Consolidated Financial Statements.

      During the year the Company filed for and obtained approval to be de-listed from the Toronto Stock Exchange ("TSE"). The Company concluded that the volume of trading on the TSE, and the change in relationship with Draxis (see below) did not justify the expense of being listed on the TSE.

Liquidity and Capital Resources

      The Company has financed its development stage operations primarily from sales of securities in public offerings. In May, 1996 the Company completed a public offering in which 750,000 shares of its Common Stock were sold at $7.20 per share, resulting in the Company receiving $4,762,938, which was net of offering costs of $637,062. In December 1995, the Company had sold 3,000,000 shares of its Common Stock at $5.50 per share, and received $14,553,679, which was net of offering costs of $1,946,321. $2,250,000 of the proceeds from the December 1995 offering were used to repurchase options held by Draxis (see "Repurchase of Options" below).

      As of December 31, 1996, the Company's total assets, consisting primarily of United States government securities available for sale, were $20,129,257 as compared to $20,827,578 as of December 31, 1995. The Company's United States government securities available for sale have an aggregate cost of $18,061,432 and a current aggregate market value of $18,033,406 as of December 31, 1996, resulting in a net unrealized loss on securities available for sale of $28,026, provision for which has been charged to shareholders' equity. At December 31, 1995, the aggregate cost was $19,244,839 and had a market value of $19,282,562 resulting in an unrealized gain of $37,723. The market value of the Company's government securities fluctuates, with changes in interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's U.S. government securities currently have yields ranging from 4.52% to 6.85%, and maturity dates ranging from January 15, 1997 to August 10, 1999. As of December 31, 1995 the Company's U.S. government securities had yields ranging from 4.6% to 7.5% and maturity dates ranging from January 4, 1996 to March 31, 1998. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves as needed for the funding of its development plan on a short-term and long-term basis.

      As of December 31, 1996, the Company had current liabilities of $1,027,467 as compared to $608,338 as of December 31, 1995; an increase of $419,129, due primarily to an increase in research and development activities, more specifically, due to the commencement of Phase III trials on actinic keratosis. Since its inception, the Company has had no long term debt, nor does it have any plans to enter into any such financial arrangements.

      In conjunction with PARTEQ, the Company recently requested that the United States Patent and Trademark Office (PTO) reexamine two of the four PARTEQ patents in order to incorporate additional references. As to one of the patents, the PTO agreed to incorporate the references without reexamination. The reexamination of the other patent is proceeding, but the Company believes that the process can be brought to a close without significant changes to the claims. In any reexamination proceeding, however, there is a risk that the claims under consideration will be narrowed or canceled. Any such narrowing or cancellation of patent rights could have a significant adverse effect on the Company's anticipated competitive positive in the marketplace.

      The Company believes it has sufficient capital resources to proceed with its current development program for ALA PDT/PD. Management is currently focusing initial clinical trials on a limited number of indications to enhance the Company's ability to complete the regulatory process for AK's and bladder cancer diagnosis, but full development and testing of all potential indications which are currently under development would require additional funding. As the development of ALA PDT continues, the Company may adjust its priorities on how the funds are allocated to research and development of indications for ALA PDT under consideration. The timing of the expenditures will be dependent on various factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. There can be no assurance, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. Consequently, in order to maintain continuing research and development programs, it may be desirable or necessary to raise additional funds through future financings, corporate alliances or other sources.

      The Company may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. During 1996, the Company was engaged in discussions related to certain such opportunities. While the Company concluded that certain of the transactions were not in the Company's best interest, other negotiations are on-going. The Company will be actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, or provide funding for research projects. To date, the Company has not made any acquisition or arrangement of such nature.

Relationship with Draxis

      Prior to the Company's public offering in December 1995, Draxis owned approximately 1 million shares of the Company's Common Stock and held options ("Draxis Options") to purchase 2 million shares of the Company at an exercise price of $9 per share, expiring in September 2000. The underwriter of the offering believed that the Draxis Options might adversely impact the possible appreciation of the Company's Common Stock. Accordingly, Draxis offered to sell the Draxis Options at an aggregate price of $2,250,000, or $1.125 per option. The Company had appointed an Independent Monitoring Committee ("Committee"), consisting of two directors of the Company to evaluate the offer to repurchase the Draxis Options. The Committee retained an investment-banking firm to provide an opinion as to the fairness of the offer to the shareholders of the Company (other than Draxis) and legal counsel to advise the Committee. The investment-banking firm rendered its opinion to the Committee that repurchasing the Draxis Option at the price of $1.125 per option would be fair to the shareholders of the Company (other than Draxis) from a financial point of view. Based upon this opinion, the Committee concluded that the offer was fair, and presented it to the Company's Board of Directors. The Company's Board of Directors, after assessing the risks and benefits associated with the proposed transaction, unanimously authorized the acceptance of the offer to purchase the Draxis Option, contingent upon the Company's sale of the maximum shares of Common Stock in the Offering. Two members of the Board, who were present but who also served at that time as members of the Board of Directors of Draxis, abstained from voting on this action. The Company repurchased the Draxis Options on December 21, 1995.

      In February 1996, at the request of Draxis, the Company filed a registration statement to dispose of all of the 1,088,001 shares of Common Stock of the Company owned by Draxis. In March 1996, Draxis disposed of its entire interest in the shares of the Company. Draxis no longer owns any shares of Common Stock or other securities in the Company. The Company did not participate in the offering. As a result of this transaction, certain relationships between the Company and Draxis were changed during 1996 in order to disentangle the two companies. Prior to the closing of the March offering, three directors of Draxis, including Draxis' and the Company's Presidents, served on the Company's Board of Directors. In addition, the Company's President served as the Chairman of the Board of Draxis, and the Company's Chief Financial Officer served as Vice President and Chief Financial officer of Draxis. Upon the completion of the offering, the President of Draxis resigned from the Company's Board of Directors and the Chief Financial Officer of the Company resigned. In addition, the President of the Company resigned as director and Chairman of the Board of Draxis upon the appointment of a successor to this position by the Draxis Board of Directors on March 13, 1996. Only one director, Mr. James Doherty, who is a former officer of Draxis and the Company, remains on the board of directors of both Draxis and the Company. The Company's President has assumed the duties of the Chief Financial Officer until the Company has recruited a qualified person for this position. The Company expects that it will be able to hire a qualified replacement as Chief Financial Officer, but not at the same rate to that previously paid to Draxis for the services provided by its Chief Financial Officer.

      Since the Company's initial public offering, prior to which it was a wholly-owned subsidiary of Draxis, the Company had utilized the services of certain Draxis employees pursuant to the Draxis Management Agreement whereby Draxis employees provided administrative, financial, scientific and marketing support, and other management services which were required by the Company. The Company was charged a per diem rate for services provided by Draxis employees, plus out pocket expenses. The per diem rates for 1996 and 1995 ranged from CDN. $198 to CDN. $1,292. The rates depended upon the person providing the services and were equal to the annual salary and benefits, expressed as a rate per day, paid by Draxis to such employees. Charges related to the Draxis Management Agreement for these services were $28,784 for the year ended December 31, 1996 as compared to $56,709 for the year ended December 31, 1995. On December 3, 1996 the Company notified Draxis that it was terminating the management agreement effective as of February 1, 1997. The change in relationship with Draxis will result in increase operating costs for the Company as it recruits personnel for services which had previously been provided by Draxis.

      On November 30, 1996 the Company relocated its Canadian office from space rented from Draxis in Mississauga, Ontario to Toronto, Ontario. The Company had rented approximately 1,000 square feet of office space from Draxis at a rate of CDN $1,350 per month. The new office premises comprises 1,950 square feet at a rental of CDN. $4,628 per month. The lease for the new premises expires in November 1999. Pursuant to a lease, which expires in August, 1997, the Company's subsidiary, DUSA Pharmaceuticals New York, Inc., leases 2,062 square feet of office space in Tarrytown, New York. Lease payments for 1996 for both locations totaled $55,000, and future minimum lease payments will total approximately $74,000 in 1997, and $55,600 in 1998 which do not include rent for DUSA Pharmaceuticals New York, Inc. subsequent to September, 1997. The Company anticipates that it has sufficient office facilities for the near future, which could be modified as required.

      The Company has ten full-time employees and one part-time employee. The Company has retained a senior financial consultant as of August 1996 to assist the Company with certain financial management responsibilities. The Company is conducting a search for a new permanent CFO. The Company has also retained numerous independent consultants such as Guidelines and Lumenetics, and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees. At least six persons employed at Guidelines and Lumenetics devote a significant amount of their time to the Company's projects. Other employees and consultants will be hired by the Company as needed.

      The Company has not made and does not expect to make material capital expenditures for environmental control facilities in the near-term. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or any assurance that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Business - Government Regulation."

Results of Operations

Year ended December 31, 1996 versus Year ended December 31, 1995

      The Company has had no sales to date. At the current time, the Company's most advanced clinical program in ALA PDT is for actinic keratoses. The Company completed the necessary Phase II studies in 1996, and subsequent to meeting with the FDA, commenced two Phase III clinical pivotal trials in December 1996. Depending on a satisfactory rate of enrollment, the Company estimates that Phase III will be completed by late summer and the NDA will be filed as soon as feasible thereafter. However, delays at any stage of the clinical program could cause a detrimental effect on the Company's financial condition as operating expenses continue to accrue during the clinical trial process prior to any approval to market a product.

      The Company also intends to begin its own multi-center trial for the photodiagnosis of bladder cancer. The Company plans to develop a system in which ALA is delivered to the bladder, followed by visual examination with an endoscopic device attached to a specialized light source. The Company is currently in negotiations to secure appropriate light devices. Once these negotiations are completed, the Company will be in a position to submit an IND to the FDA for Phase I/II clinical trials, anticipated to begin in the first half of 1997. The Company has been developing plans for further clinical trials in acne and hair removal. In addition, the Company continued its pilot work on endometrial ablation, by supporting an investigator IND. See "Business - Company's Products and Technology."

      The Company currently believes it has sufficient funds to develop its two lead indications for ALA PDT through the NDA filing process and to continue development of its secondary indications as planned. The Company may, however, enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which it will seek to have the other companies assume certain of the costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. To the extent that the Company is unable to enter into such arrangements, it may require separate funding to complete the regulatory approval process. There can be no assurance that the Company will have sufficient funds to obtain approval of any product, that any product will be successfully developed, proven to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. In order to maintain various current and future research and development programs, it may be desirable or necessary in the future to raise additional funds through financings, corporate alliances or other sources.

      Interest income of $1,074,902 for the year ended December 31, 1996, earned primarily on United States government securities, increased from $579,092 for the year ended December 31, 1995, primarily due to the interest earned on the net proceeds of the Company's stock offerings in December 1995, and May 1996. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1996 was $4,014,522. Interest income, the only significant source of income at the current time, is expected to decline as funds are expended for research and development programs.

      Research and development costs for the year ended December 31, 1996 were $5,652,442 as compared to $3,044,979 for the year ended December 31, 1995, an increase of 85%. The increase in costs reflects the completion of multiple multi-center Phase II trials for AK, development of protocols for bladder indication trials and preparation of Phase III clinical trials for AK. As the Company continues to develop its indications for regulatory approval, research and development costs are expected to increase approximately 20% above 1996 expenditures. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1996 were $15,812,770. Costs and development fees associated with agreements for research projects and clinical studies commit the Company to make payments during 1997 of $1,661,821. (See "Business - Other Contractual Relationships.")

      Draxis had performed certain research and development functions for the Company in respect of which Draxis has applied for Canadian tax incentives. Draxis has informed the Company that, for the years ended December 31, 1996, 1995 and 1994, these incentives totaled approximately CDN. $6,800, CDN. $77,000, and CDN. $106,000, respectively.

      Effective October 7, 1991, the Company assigned its rights and obligations under the License Agreement with PARTEQ to Draxis, insofar as they relate to Canada. Draxis has agreed to pay directly to PARTEQ 5% of all future lump sums payable under the License Agreement together with royalties which would otherwise be payable to the Company in accordance with the License Agreement with respect to net Canadian sales of products. In addition, Draxis agreed to reimburse the Company 5% of all lump sums previously paid by the Company to PARTEQ under the License Agreement and to pay to the Company a royalty of 2% of net Canadian sales of products. At this time, no changes to the Assignment Agreement between the Company and Draxis are contemplated.

      Operating expenses were $2,220,883 for the year ended December 31, 1996, compared to $1,175,296 for the year ended December 31, 1995. Operating expenses increased as a result of hiring of additional personnel, investor relations expenditures, and activities related to identifying and examining potential strategic alliances for its business. Operating costs are expected to increase in the future as the Company continues to add personnel including the hiring of a chief financial officer and other persons to replace services previously provided by Draxis. On February 16, 1996 the Company's Board of Directors, subject to shareholder and regulatory approval, extended the term of certain restricted stock options granted prior to August 1994 from five years to ten years. The ten-year term is now comparable to the term of all the options granted under the Company's existing 1996 Omnibus Plan. The excess of the market value of the Common Stock over the exercise price of the extended term stock options of $557,260 has been recorded as an addition to Common Stock and the related compensation expense has been recorded. This transaction does not have a cash impact on the Company but has increased the net loss for the year ended December 31, 1996 by approximately $.06 per share.

      The Company incurred a net loss of $6,800,319, or $0.75 per share, for the year ended December 31, 1996, as compared to a net loss of $3,647,533, or $.65 per share, for the year ended December 31, 1995. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1996 were $17,580,927, or $3.22 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical trial efforts expand. The Company's revenues to date have been limited and substantially all of the Company's revenues have consisted of interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market proprietary products. There is no way to accurately predict the timing or magnitude of revenues from the marketing of ALA PDT for any indication or whether any revenues will ever be realized.

      Effective January 1996 the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." SFAS No.123 requires increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Such expense is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date.

      SFAS No. 123 encourages rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting under APB Opinion No. 25, which requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company continues to apply APB Opinion No. 25 in its financial statements and has disclosed proforma net loss and loss per share in Note 8 to the Consolidated Financial Statements for the year ending December 31, 1996, determined as if the Company had applied the new method.

Year Ended December 31, 1995 versus Year Ended December 31, 1994

      Interest income of $579,092 for the year ended December 31, 1995, earned primarily on United States government securities, declined from $709,375 for the year ended December 31, 1994, as fewer funds were available for investment prior to the consummation of the December 1995 offering.

      Research and development costs for the year ended December 31, 1995 were $3,044,979, as compared to $2,759,254 for the year ended December 31, 1994. The increase in expense reflected the expansion of controlled clinical trials for ALA PDT. During 1995, the Company advanced its development program for the same indications being researched in 1994. Operating expenses were $1,175,296 for the year ended December 31, 1995, consistent with operating expenses of $1,149,361 for the year ended December 31, 1994.

      The Company incurred a net loss of $3,647,533, or $.65 per share, for the year ended December 31, 1995, as compared to a net loss of $3,539,892, or $.66 per share, for the year ended December 31, 1994.

Year Ended December 31, 1994 versus Year Ended December 31, 1993

      For the year ended December 31, 1994 interest income earned on the Company's portfolio of United States government securities was $709,375, as compared to $754,308 for the year ended December 31, 1993. Interest income declined as these securities were converted to cash to meet working capital requirements.

      During the third quarter of 1993 the Company reviewed its portfolio of United States government securities and, believing that over the longer term the yield to the Company of a professionally managed portfolio would outperform the yield that would be obtained with an internally managed portfolio, the Company engaged the services of U.S. Trust of California ("U.S. Trust"). U.S. Trust immediately sold the existing portfolio and reinvested the proceeds in other United States government securities, which more closely reflected its then current investment strategies, incurring a gain of $750,499 in the process. Shortly thereafter, the bond market started to decline, which continued during 1994. As a result, the market value of the Company's United States government securities portfolio was continuously below book value throughout 1994. Thus, when portions of the portfolio were liquidated during the year to meet the Company's cash requirements, certain losses were incurred which, in 1994, amounted to $405,280.

      On December 31, 1993, the market value of the Company's portfolio of United States government securities was $62,832 below book value. As a result, the Company recorded a provision for unrealized losses of this amount in its Consolidated Statements of Operations.

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires the Company to record securities which management has classified as available for sale at fair market value and to record unrealized gains and losses on securities available for sale as a separate component of shareholders' equity until realized. The cumulative effect of the initial adoption of SFAS No. 115 resulted in the reversal of the unrealized losses of $62,832 which had been previously recorded through operations for the year ended December 31, 1993 as reflected in the Company's Consolidated Statements of Operations for the year ended December 31, 1994 under the caption "Cumulative Effect of Change in Accounting Principle." As of December 31, 1994, the Company's securities available for sale were recorded at fair market value of $9,993,163 and the unrealized loss on such securities of $891,805 was recorded as a reduction of shareholders' equity.

      During 1994, the Company continued to invest in its research and development program, including its programs for AKs and psoriasis, spending $2,759,254 for research and development for the year ended December 31, 1994, as compared to $2,671,302 for the year ended December 31, 1993. Based on the Company's initial studies at the time, as well as regulatory and marketing considerations, the Company believed that its funds should be focused primarily on development of AKs and psoriasis, with development of BCCs as finances allow. The Company proceeded with pilot studies using ALA PDT in acne, and for hair removal, each being dermatology applications with large market potential. In addition, the Company continued its pilot work on endometrial ablation.

      As the research and development program expanded, the Company's operating expenses increased to $1,149,361 for the year ended December 31, 1994, as compared to $997,441 for the year ended December 31, 1993. The increase of approximately 15% from 1993 to 1994 reflected a full year of U.S. Trust management fees, investor relations fees and increased personnel. These increases were consistent with management's expectations.

      On a per share basis, the net loss for the year ended December 31, 1994 was $.66 per share, as compared to $.44 per share for the year ended December 31, 1993.

Inflation

      Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates; however the overall net effect of inflation on the operations of the Company should be minimal.


Effect of United States Statement of Financial Accounting Standards No. 125.

      In December 1996, the FASB issued SFAS No. 127, deferring the effective date of certain provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statements provide accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and 1997. The Company does not anticipate that the implementation of these Statements will have a material impact on the consolidated financial statements.


Forward-Looking Statements Safe Harbor

      This report, including the Management's Discussion and Analysis, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales, and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, changing market conditions, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.





ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants, Deloitte & Touche LLP...........          F-1
Consolidated Balance Sheets........................................          F-2
Consolidated Statements of Operations..............................          F-3
Consolidated Statements of Shareholders' Equity....................          F-4
Consolidated Statements of Cash Flows..............................          F-6
Notes to the Consolidated Financial Statements.....................          F-8

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is hereby incorporated by reference to the sections entitled "Nominees", "Executive Officers Who are not Directors", and "Compliance with Section 16(a) of the Exchange Act" of the Registrant's 1997 Proxy Statement.


ITEM 11.    EXECUTIVE COMPENSATION

      The information required by Item 11 is hereby incorporated by reference to the sections entitled "Director Compensation", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Performance Graph", "Option Grants in 1996", "Aggregate Option Exercises in 1996 and Option Values at December 31, 1996", and "Other Compensation" of the Registrant's 1997 Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information required by Item 12 is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's 1997 Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Transactions" of the Registrant's 1997 Proxy Statement.

                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      A.    List of Financial Statements and Schedules
                                                                           Page
                                                                          Number
                                                                          ------
      INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS
      INCORPORATED HEREIN BY REFERENCE:

      Independent Auditors' Report.......................................    F-1
      Consolidated Balance Sheets......................................      F-2
      Consolidated Statements of Operations..............................    F-3
      Consolidated Statements of Shareholders' Equity....................    F-4
      Consolidated Statements of Cash Flows..............................    F-6
      Notes to the Consolidated Financial Statements.....................    F-8

      Schedules other than those referred to above are omitted because they are not required or the information is included in Notes to the Consolidated Financial Statements.

      B.    Reports on Form 8-K

      None.

      C.    Exhibits filed as part of this Report

            3(a) Certificate of Incorporation, as amended, filed as Exhibits 3, 3.1, 3.2, 3.3 and 3.5 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            3(b) By-laws of the Registrant, filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and are incorporated herein by reference;

            4(a) Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            4(b) Class B Warrant, filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            10(a) License Agreement between the Company, PARTEQ and Draxis
                  Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            10(b) ALA Assignment Agreement between the Company, PARTEQ, and
                  Draxis Health Inc. October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            10(c) Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated
                  October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33- 43282, and is incorporated herein by reference;

            10(d) Amendment to Employment Agreement of D. Geoffrey Shulman, MD,
                  FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is incorporated hereby by reference;

            10(e) Management Agreement between the Company and Draxis Health
                  Inc. dated October 1, 1991, filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of
                  Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

            10(g) 1994 Restricted Stock Option Plan, filed as Exhibit 1 to
                  Registrant's Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;

            10(h) 1996 Omnibus Plan, filed as Exhibit 1 to Registrant's Schedule
                  14A definitive Proxy Statement dated April 25, 1996, and is incorporated herein by reference;

            13 1996 Annual Report to Shareholders (only those portions which are incorporated herein by reference) to be filed with the Registrant's 1997 Proxy Statement.

            27 Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements for the Years Ended December 31, 1996, 1995, 1994 and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to December 31, 1996:

     Independent Auditors' Report............................................F-1

     Consolidated Balance Sheets as of December 31, 1996 and 1995............F-2

     Consolidated Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994, and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to
     December 31, 1996.......................................................F-3

     Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1996, 1995 and 1994, and for the
     Cumulative Period from February 21, 1991 (Date of
     Incorporation) to December 31, 1996.....................................F-4

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994, and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to
     December 31, 1996.......................................................F-6

     Notes to the Consolidated Financial Statements..........................F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors
DUSA Pharmaceuticals, Inc.
Toronto, Ontario

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company") (a development stage company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period from February 21, 1991 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from February 21, 1991 (date of incorporation) to December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage.




Deloitte & Touche LLP
Kansas City, Missouri
February 6, 1997

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------

                                                                                         December 31,         December 31,
                                                                                            1996                 1995
 ASSETS
 Current Assets
    Cash (interest bearing)                                                        $      1,686,090     $      1,197,030
    U.S. government securities available for sale, at market                             18,033,406
      (cost - $18,061,432 and $19,244,839, respectively) (Note                                                19,282,562
      3)
    Accrued interest receivable                                                             208,970              181,850
    Other current assets                                                                     78,367              114,400
                                                                                 -----------------------------------------
                                                                                         20,006,833           20,775,842

 Fixed Assets (Note 4)                                                                      122,424               49,079

 Intangible Assets (Note 5)                                                                       -                2,657
                                                                                 -----------------------------------------

                                                                                   $     20,129,257     $     20,827,578
                                                                                 =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
    Accounts payable                                                               $        867,068     $        429,790
    Accrued charges                                                                         160,399              178,548
                                                                                 -----------------------------------------

                                                                                          1,027,467              608,338
                                                                                 -----------------------------------------

 Commitments and Contingency (Note 9)

 Shareholders' Equity (Note 7)
    Common stock, no par, 20,000,000 shares authorized,                                  36,710,743           30,976,739
      9,355,950 and 8,528,500 shares issued and outstanding
      respectively
    Deficit accumulated during the development stage                                    (17,580,927)         (10,780,608)
    Net unrealized (loss) gain on U.S. government securities                                (28,026)              37,723
      available for sale (Note 3)
    Note receivable from director                                                                 -              (14,614)
                                                                                 -----------------------------------------

                                                                                         19,101,790           20,219,240
                                                                                 -----------------------------------------

                                                                                   $     20,129,257     $     20,827,578
                                                                                 =========================================


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative
                                                                                                                 period from
                                                                                                                 February 21,
                                                                                                                1991 (date of
                                                                                                                incorporation)
                                                      Year Ended          Year Ended          Year ended              to
                                                     December 31,        December 31,        December 31,        December 31,
                                                         1996                1995                1994                1996
REVENUE
     Interest income                             $      1,074,902    $        579,092    $        709,375    $       4,014,522
     Gain (loss) on foreign currency exchange              (1,834)             (4,779)              1,796               18,217
     Gain (loss) on sale of U.S. government                   (62)             (1,571)           (405,280)             322,659
       securities available for sale
     Unrealized loss on U.S. government                         -                   -                   -              (62,832)
       securities available for sale
                                                   -----------------------------------------------------------------------------

                                                        1,073,006             572,742             305,891            4,292,566
                                                   -----------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT COSTS                          5,652,442           3,044,979           2,759,254           15,812,770
                                                   -----------------------------------------------------------------------------
OPERATING EXPENSES
     General and administration                         2,193,560           1,150,833           1,135,304            6,041,822
     Depreciation and amortization                         27,323              24,463              14,057               81,733
                                                   -----------------------------------------------------------------------------

                                                        2,220,883           1,175,296           1,149,361            6,123,555
                                                   -----------------------------------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN             (6,800,319)         (3,647,533)         (3,602,724)         (17,643,759)
ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                       -                   -              62,832               62,832
PRINCIPLE (Note 2b)
                                                   -----------------------------------------------------------------------------

NET LOSS                                         $     (6,800,319)   $     (3,647,533)   $     (3,539,892)   $     (17,580,927)
                                                   =============================================================================

NET LOSS PER COMMON SHARE                        $      (0.75)       $      (0.65)       $      (0.66)       $      (3.22)
                                                   =================   =================   =================   =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                             9,087,823           5,589,486           5,395,349            5,462,262
                                                   =================   =================   =================   =================



See the accompanying notes to the Consolidated Financial Statements

   DUSA PHARMACEUTICALS, INC.
   (a development stage company)

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Net unrealized
                                                                                          gain (loss) on
                                                                          Deficit              U.S.
                                                                        accumulated         government
                                                                         during the         securities            Note
                                                                        development        available for       receivable
                                                    Common stock           stage               sale           from director

 BALANCE, FEBRUARY 21, 1991
    (date of incorporation)                     $                -   $             -    $               -  $              -
    Issuance of 2,200,000 shares of common               1,650,000                 -                    -                 -
    stock  for note and cash at $.75 per
    share  (Note 7)
    Net loss                                                     -          (193,292)                   -                 -
                                                   --------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1991                              1,650,000          (193,292)                   -                 -
    Issuance of 2,875,000 shares of common              14,785,128                 -                    -                 -
      stock at $6.00 per share through a public
      offering (net of stock offering
      costs of $2,464,872) (Note 7)
    Issuance of Underwriters' Unit Purchase                    100                 -                    -                 -
      Options for 125,000 Units for cash at
      $.0008 per unit (Notes 8c)
    Receipt of Section 16(b) common stock                   17,125                 -                    -                 -
    profits
     (Note 7)
    Net loss                                                     -        (1,151,430)                   -                 -
                                                   --------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1992                             16,452,353        (1,344,722)                   -                 -
    Issuance of 1,000 shares of common stock                 5,387                 -                    -                 -
    for cash at $5.39 (CDN.$6.79) per
    share (Note 8b)
    Issuance of 12,500 shares of common stock               68,047                 -                    -           (68,047)
    for a promissory note at $5.44
    (CDN.$6.79) per share (Note 8b)
    Issuance of 100,000 shares of common                   500,000                 -                    -                 -
      stock for cash at $5.00 per share
      (Note 7)
    Net loss                                                     -        (2,248,461)                   -                 -
                                                   --------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1993                             17,025,787        (3,593,183)                   -           (68,047)
    Issuance of 250,000 shares of common stock
      for cash at $4.80 per share (Note 7)               1,200,000                 -                    -                 -
    Net unrealized loss on U.S.                                  -                 -                                      -
    government securities                                                                        (891,805)
    available for sale
    Net loss                                                     -        (3,539,892)                   -                 -
                                                   --------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1994                             18,225,787        (7,133,075)            (891,805)          (68,047)

DUSA PHARMACEUTICALS, INC.
    (a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Net unrealized
                                                                                    Deficit         gain (loss) on
                                                                                  accumulated       U.S. government
                                                                                   during the          securities           Note
                                                                                  development        available for       receivable
                                                              Common stock           stage               sale          from director
  BALANCE, DECEMBER 31, 1994                                    18,225,787         (7,133,075)         (891,805)           (68,047)
     Issuance of 3,000,000 shares of common stock at            14,553,679                  -                 -                  -
       $5.50 per share through a public offering
       (net of stock offering costs of $1,946,321)
       (Note 7)
     Issuance of Underwriters' Purchase Options for                    300                  -                 -                  -
       300,000  shares of common stock for cash at
       $.001 per share (Note 8c)
     Issuance of 40,000 shares of common stock for                 197,945                  -                 -                  -
       cash at $4.95 (CDN.$6.79) per share (Note 8b)
     Issuance of 50,000 shares of common stock for                 249,028                  -                 -                  -
       cash at $4.98 (CDN.$6.79) per share (Note 8d)
     Net unrealized gain on U.S. government                              -                  -           929,528                  -
       securities available for sale
     Payment received on note receivable from                            -                  -                 -             53,433
       director (Note 7)
     Redemption of Draxis Option for 2,000,000 shares           (2,250,000)                 -                 -                  -
       of  common stock for cash at $1.125 per
       option (Note 8c)
     Net loss                                                            -         (3,647,533)                -                  -
                                                           ------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                      30,976,739        (10,780,608)           37,723            (14,614)
     Extension of outstanding stock options terms                  557,260                  -                 -                  -
     (Note 7)
     Issuance of 750,000 shares of common stock at               4,762,938                  -                 -                  -
       $7.20 per share through a public offering (net
       of stock  offering costs of $637,062) (Note 7)
     Issuance of 56,700 shares of common stock for                 281,733                  -                 -                  -
       cash at $4.97 (CDN.$6.79) per share (Note 8b)
     Issuance of 8,750 shares of common stock for                   30,042                  -                 -                  -
       cash at  $3.43 (CDN.$4.69) per share (Note 8b)
     Issuance of 7,500 shares of common stock for                   59,726                  -                 -                  -
       cash at  $7.96 (CDN.$10.88) per share (Note 8b)
     Issuance of 4,500 shares of common stock for                   42,267                  -                 -                  -
       cash at  $9.39 (CDN.$12.88) per share (Note 8b)
     Issuance of Underwriters' Purchase Options for                     38                  -                 -                  -
       37,500 shares of common stock for cash at
       $.001 per share
       (Notes 8d)
     Payment received on note receivable from                            -                  -                 -             14,614
       director (Note 7)
     Net unrealized loss on U.S. government                              -                  -           (65,749)                 -
       securities for sale
     Net loss                                                            -         (6,800,319)                -                  -
                                                           ------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                               $      36,710,743  $     (17,580,927)    $     (28,026)     $           -
                                                           ========================================================================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Cumulative period
                                                                                                                   from February
                                                                                                                   21, 1991 (date
                                                          Year ended          Year ended         Year ended      of incorporation)
                                                         December 31,        December 31,       December 31,      to December 31,
                                                             1996                1995               1994                1996
 CASH FLOWS USED IN
      OPERATING ACTIVITIES
     Net loss                                       $       (6,800,319) $      (3,647,533)  $     (3,539,892) $    (17,580,927)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Amortization of premiums and accretion of                                   (4,789)            86,836           172,544
         discounts on U.S. government securities               (11,574)
         available for sale and investment
         securities, net
       Depreciation and amortization                            27,323             24,463             14,057            81,733
       Loss (gain) on foreign currency exchange                  1,834              4,779             (1,796)          (18,217)
       Loss (gain) on sale of U.S. government                                       1,571            405,280          (322,659)
         securities available for sale                              62
       Unrealized loss on U.S. government                            -                  -                  -            62,832
         securities available for sale
       Cumulative effect of change in accounting                     -                  -            (62,832)          (62,832)
       principle
       Write-off of intangible assets                                -                  -                  -           307,519
       Compensation expense  resulting from                    557,260                  -                  -           557,260
         extension of outstanding stock options
         terms
     Changes in other assets and liabilities impacting
       cash flows from operations:
       Accrued interest receivable                             (27,120)            67,342             65,054          (208,970)
       Other current assets                                     36,033            (47,153)            30,496           (78,367)
       Other asset                                                   -                  -             18,750                 -
       Accounts payable                                        437,278            131,917             74,078           867,068
       Accrued charges                                         (18,149)            45,502             (5,070)          160,399
       License agreement obligations                                 -                  -                  -           (12,203)
                                                       -----------------------------------------------------------------------------

     Net cash used in operating activities                  (5,797,372)        (3,423,901)        (2,915,039)      (16,074,820)
                                                       -----------------------------------------------------------------------------

     CASH FLOWS PROVIDED BY (USED IN)
       INVESTING ACTIVITIES
       Advances by Draxis Health Inc.                                -                  -                  -        (2,867,900)
       Repayment of advances by Draxis Health Inc.                   -                  -                  -         2,867,900
       Purchases of U.S. government securities             (14,405,081)       (22,145,662)       (14,256,395)      (90,097,435)
         available for sale and investment
         securities
       Proceeds from maturing U.S. government               15,600,000          1,950,000                  -        18,410,000
         securities available for sale and
         investment security
       Proceeds from sale of U.S. government                         -         11,839,009         15,970,531        53,776,118
         securities available for sale
       Intangible assets                                             -                  -                  -          (193,022)
       Purchases of fixed assets                               (98,011)           (27,188)           (28,327)         (187,236)
                                                       -----------------------------------------------------------------------------

     Net cash provided by (used in) investing                1,096,908         (8,383,841)         1,685,809       (18,291,575)
     activities
                                                       -----------------------------------------------------------------------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Cumulative period
                                                                                                                 from February 21,
                                                                                                                   1991 (date of
                                                         Year ended           Year ended         Year ended      incorporation) to
                                                         December 31,         December 31,       December 31,       December 31,
                                                            1996                 1995               1994                1996

 CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES
       Stock offering costs                         $        (637,062)  $      (1,946,321)  $              -  $      (5,048,255)
       Issuance of common stock and underwriters'           5,813,806          16,947,273          1,200,000         43,366,566
       options
       Redemption of Draxis Option                                  -          (2,250,000)                 -         (2,250,000)
       Receipt of Section 16(b) common stock                        -                   -                  -             17,125
       profits
       Payment on license agreement obligations                     -                   -            (37,727)          (119,215)
       Payment received on note receivable from                14,614              53,433                  -             68,047
       director
                                                      ------------------------------------------------------------------------------

     Net cash provided by financing activities              5,191,358          12,804,385          1,162,273         36,034,268
                                                      ------------------------------------------------------------------------------
     EFFECT OF EXCHANGE RATES ON CASH                          (1,834)             (4,779)             1,796             18,217
                                                      ------------------------------------------------------------------------------

     NET INCREASE (DECREASE) IN CASH                          489,060             991,864            (65,161)         1,686,090

     CASH AT BEGINNING OF PERIOD                            1,197,030             205,166            270,327                  -
                                                      ------------------------------------------------------------------------------

     CASH AT END OF PERIOD                          $       1,686,090   $       1,197,030   $        205,166  $       1,686,090
                                                      ==============================================================================

     SUPPLEMENTAL SCHEDULE OF
       CASH FLOW INFORMATION

     Issuance of common stock for promissory note                                                             $         150,000
       from Draxis Health Inc.
                                                                                                                ====================
     License agreement obligations incurred in the acquisition                                                $         131,418
       of an intangible asset
                                                                                                                ====================
     Deferred stock offering costs offset against   $         637,062   $       1,946,321                     $       5,048,255
       common stock
                                                      ==================   =================                    ====================
     Note receivable from director originated upon exercise                                                   $          68,047
      of options for common stock
                                                                                                                ====================
     Interest paid                                                                                            $          12,594
                                                                                                                ====================

     There were no income tax payments made during the periods.


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
AND THE CUMULATIVE PERIOD FROM FEBRUARY 21, 1991
(DATE OF INCORPORATION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------
1.       ORGANIZATION

        DUSA Pharmaceuticals, Inc. (the "Company") was incorporated under the laws of the State of New Jersey on February 21, 1991 as a wholly owned subsidiary of Draxis Health Inc. ("Draxis"); formerly Deprenyl Research Limited, which was incorporated under the Canada Business Corporations Act in 1987. As a result of two private placements and the Company's public offerings, Draxis held a 12.8% interest in the Company until March 1996 when Draxis disposed of its entire holding in the Company. (Note 7). The Company's consolidated financial statements include the accounts of the its wholly-owned subsidiary, DUSA Pharmaceuticals New York Inc., which was formed on March 3, 1994 to be the research and development center for the Company. Significant intercompany balances and transactions have been eliminated.

        The Company was established to develop prescription pharmaceutical products for all markets, including the United States and Canadian markets, primarily in the field of photodynamic therapy ("PDT"), which combines the use of a pharmaceutical product with exposure to light to induce a therapeutic effect. The Company has been concentrating its initial efforts upon seeking regulatory approval in the United States for topical dermatological uses of 5-aminolevulinic acid ("ALA") PDT.

        The Company has been in the development stage since its inception. The Company's successful completion of its development program and its transition, ultimately, to the attainment of profitable operations is dependent upon the Company's ability to complete marketing approval of ALA PDT from the various regulatory agencies and the achievement of a level of sales adequate to support the Company's cost structure. Obtaining marketing approval will be directly dependent on the Company's ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other markets for the use of ALA PDT in dermatological applications and to complete the Company's marketing and promotion programs. It is not possible at this time to predict with assurance the outcome of these activities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Basis of Presentation - These financial statements, stated in U.S. dollars, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       b. U.S. Government Securities Available for Sale - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires the Company to record securities which management has classified as available for sale at fair market value and to record unrealized gains and losses on securities available for sale as a separate component of shareholders' equity until realized.

               As the Company's management expects to sell a portion of the U.S. government securities in the next fiscal year in order to meet its working capital requirements, it has classified them as current assets. The premiums paid and discounts allowed on the purchase of the securities are amortized into interest income over the life of the securities using a method that approximates level-yield.

       c. Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization, which is computed on a straight-line basis over the estimated lives of the related assets.

       d. Intangible Assets -Intangible assets represent organization costs, which have been fully amortized using the straight-line method over five years.

               Payments made to third parties for the rights to market pharmaceutical products are expensed during the year unless regulatory approval to market the pharmaceutical product has been received prior to the date of payment.

       e. Common Stock - Certain shares of common stock issued, warrants issued and stock options granted are subject to resale restrictions (Notes 7 and 8).

       f. Research and Development Costs - Costs related to the conceptual formulation and design of products and processes are expensed as research and development as they are incurred.

       g. Income Taxes - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which these differences are expected to reverse (Note 6).

       h. Net Loss Per Share - Net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of net loss per share as if they were outstanding for the entire 1991 period. Stock options are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive.

       i. Stock based compensation - The Company follows the provisions of APB Opinion No. 25, which requires compensation cost for stock based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. As a result of the Company continuing to apply APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation" requires increased disclosure of compensation expense arising from both the Company's fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The Company has disclosed the required proforma net loss and loss per share data in Note 8 as if the Company had applied the SFAS No. 123 method.

        j. New Statements of Financial Accounting Standards- In December 1996, the FASB issued SFAS No.127, deferring the effective date of certain provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statements provide accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and 1997. The Company does not anticipate that the implementation of these Statements will have a material impact on the consolidated financial statements.

3.      U.S. GOVERNMENT SECURITIES AVAILABLE FOR SALE

               Securities available for sale consist of United States Treasury Bills and Notes with yields ranging from 4.52% to 6.85% and maturity dates ranging from January 15, 1997 to August 10, 1999.

               As of December 31, 1996, the Company's securities available for sale have been recorded at fair market value of $18,033,406 and the unrealized loss on such securities of $28,026 has been recorded as part of shareholders' equity (Note 2b).


4.       FIXED ASSETS

                                                                       1996                1995
                                                                  -------------       -------------
                 Furniture and Fixtures                        $       58,905      $        40,436
                 Computer Equipment                                   119,207               39,699
                                                                  -------------       -------------
                                                                      178,112               80,135
                 Accumulated depreciation and amortization            (55,688)             (31,056)
                                                                  =============       =============
                                                               $      122,424      $        49,079
                                                                  =============       =============



5.       INTANGIBLE ASSETS

                                                                       1996                1995
                                                                  -------------       -------------
                 Organization costs                            $        16,921     $        16,921
                 Accumulated amortization                              (16,921)            (14,264)
                                                                  -------------
                                                                                      =============
                                                               $             -     $         2,657
                                                                  =============       =============

6.       INCOME TAXES

        The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                                     1996                  1995
                                                                              -----------------     -----------------
             Deferred Tax Assets
             Intangible assets                                             $        329,268      $        260,083
             Accrued charges                                                         64,160                28,000
             Research and development tax credits carryforwards                     307,227               303,656
             Operating loss carryforwards                                         6,208,750             3,812,800
             Capital loss carryforwards                                             162,790                     -
             Other                                                                    5,992                 2,384
                                                                              -----------------     -----------------
                                                                                  7,078,187             4,406,923
                                                                              -----------------     -----------------
             Deferred Tax Liabilities
             Fixed assets                                                             4,638                 1,932
             Unrealized gains on U.S. government securities for sale                 15,089                15,089
                                                                              -----------------     -----------------
                                                                                     19,727                17,021
                                                                              -----------------     -----------------
             Net deferred tax assets                                              7,058,460             4,389,902
             Valuation allowance                                                 (7,058,460)           (4,389,902)
                                                                              -----------------     -----------------
                                                                           $              -      $              -
                                                                              =================     =================

        Management cannot assess the likelihood that the future tax benefits will be realized because the Company is currently in the development stage and has cumulative net losses. Accordingly, the net tax benefit does not satisfy the recognition criteria set forth in SFAS No. 109 and, therefore, a valuation allowance has been provided.

        As of December 31, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $15,521,000 and research and development tax credits of approximately $307,000 both of which, if not utilized, will expire as follows:

                                       Operating               Research and
                                  Loss carryforwards         development tax
                                                                 credits
                                  --------------------     ---------------------
                        2006   $              193,000   $                7,000
                        2007                1,155,000                   57,000
                        2008                1,664,000                   66,000
                        2009                3,027,000                   84,000
                        2010                3,417,000                   44,000
                        2011                6,065,000                   49,000
                                  --------------------
                                                           =====================
                               $           15,521,000   $              307,000
                                  ====================     =====================

7.      SHAREHOLDERS' EQUITY

        In 1991, the Company issued 2,200,000 shares of common stock at $.75 per share to Draxis. The Company received cash for 2,000,000 shares and a $150,000 interest-bearing promissory note for 200,000 shares. Cash payment was received on the promissory note on September 26, 1991.

        The Company completed its initial public offering on January 28, 1992, for the sale of an aggregate of 1,437,500 Units, each Unit consisting of two shares of common stock and one Class A warrant, at a price of $12 per Unit. Proceeds of the issue, net of stock offering costs of $2,464,872, were $14,785,128.

        In conjunction with the initial public offering, 112,000 shares of the Company's common stock held by Draxis were distributed to Draxis's shareholders on a pro rata basis as a dividend in specie.

        During 1992, a former officer of the Company who resides in Canada inadvertently engaged in transactions in the Company's securities, which would have been permitted under Canadian law, which resulted in gains to the officer. In accordance with Section 16(b) of the Securities Exchange Act of 1934, during April 1992, the officer was required to and did remit $17,125 to the Company, which represented certain profits realized upon the sale of such securities. Such amount is reflected as an increase to common stock.

        On November 23, 1993, the Company issued 100,000 shares of common stock for cash to a private investor at $5.00 per share. On March 4, 1994, the Company issued 250,000 shares of common stock for cash to private investors at $4.80 per share. The issue prices were determined by the closing stock market prices on the day prior to the issue.

        On March 18, 1993, the Company made a loan to a director in the amount of $68,047 (CDN.$84,875) in order to enable the purchase of shares when 12,500 options held by the director were exercised for $5.44 (CDN.$6.79) per share. The loan was fully repaid on March 18, 1996.

        On December 14, 1995, the Company completed a public offering for the sale of 3,000,000 shares of common stock at a price of $5.50 per share. Proceeds of the issue, net of stock offering costs of $1,946,321, were $14,553,679.

        On February 16, 1996, the Company extended the term of the outstanding restricted stock options issued prior to August 1994 from five years to ten years, in order that the terms for these options would be comparable to the terms of all the options granted under the Company's existing stock option plans. The excess of the market value of the common stock over the exercise price of the extended term stock options of $557,260 has been recorded as an addition to common stock and the related compensation expense has been recorded.

        The Company filed a registration statement pertaining to all remaining 1,088,001 restricted shares of common stock of the Company owned by Draxis. In March 1996, Draxis disposed of its entire holding in the Company in a secondary offering. Draxis no longer owns any shares of common stock or other securities in the Company. Certain relationships between the Company and Draxis have changed as a result of Draxis's sale of its ownership interest (Note 9b).

        On May 1, 1996, the Company completed a public offering for the sale of 750,000 shares of common stock at a price of $7.20 per share. Proceeds of the issue, net of stock offering costs of $637,062, were $4,762,938.


8.       STOCK OPTIONS AND WARRANTS

        a. Stock compensation plan-The Company has a stock based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had the compensation cost for the Company's plan been determined based on the fair value at the rates of award under the plan consistent with the method of SFAS No. 123, the Company's net loss, cumulative loss, and loss per share would have been increased to the proforma amounts indicated below:

                                                                        1996                 1995
                                                              -----------------------------------------
                  Net Loss
                         As reported                                ($6,800,319)         ($3,647,533)
                         Proforma                                   ($7,410,466)         ($3,666,299)
                  Loss per common share:
                         As reported                                     ($0.75)              ($0.65)
                         Proforma                                        ($0.82)              ($0.66)
                  Cumulative loss
                         As reported                               ($17,580,927)
                         Proforma                                  ($18,209,841)
                  Cumulative loss per common share
                         As reported                                     ($3.22)
                         Proforma                                        ($3.33)


              As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

              The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                       1996                 1995
                                                              ----------------------------------------

                  Expected life (years)                                     10                 10
                  Risk free interest rate                                6.66%               6.46%
                  Expected Volatility                                   62.28%              65.90%
                  Dividend yield                                            -                   -


        b. 1996 Omnibus Plan - On April 11, 1996, the 1996 Omnibus Plan ("Omnibus Plan") was adopted by the Board of Directors and approved by the shareholders on June 6, 1996. No further grants will be issued under the 1994 Restricted Stock Option Plan and the Incentive Stock Option Plan (adopted in 1991). The Omnibus Plan provides for the granting of awards to purchase up to a maximum of 10% of the Company's common stock outstanding. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights ("SAR"), restricted stock ("RSO") or other securities determined by the Company, to directors, employees and consultants.

               Non-qualified stock options- All the non-qualified stock options granted under the plan have an expiration period not exceeding ten years and are issued at a price not less than the market value of the common stock on the grant date. These options become exercisable at a rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the grant date. The Company has granted each individual who agrees to become a director 15,000 NQSO to purchase common stock of the Company. Thereafter, on the day following the Annual Meeting of the shareholders, each person who is a continuing director on such date will automatically receive an additional 10,000 NQSO. The Company issued non-qualified stock options, which were granted on February 16, 1996, subject to the approval of the 1996 Omnibus Plan.

              Incentive stock options- Options granted under the plan have an expiration period not exceeding ten years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. These options become exercisable at a rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the grant date subject to satisfaction of certain conditions involving continuous periods of service or engagement.

             1994 Restricted Stock Options - Prior to August 1994, the Company granted individual options to purchase shares of common stock to certain directors, officers, employees, consultants and others. Options granted from August 1994 through to December 31, 1994 were granted under the 1994 Restricted Stock Option Plan. For options issued in 1991, the exercise price was determined by the public offering price. For options issued after 1991, the exercise price was determined by the closing stock market price on the day prior to the grant. All of the options, which were outstanding at February 16, 1996, which had terms of five years, have been extended to terms of ten years (Note 7). These options are exercisable at the rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the day immediately preceding the date of the grant, subject to satisfaction of certain conditions involving continuous periods of service or engagement.

             1991 Incentive Stock Option Plan - Under the Company's former Incentive Stock Option Plan, established in 1991, the Company's Board of Directors granted options to selected employees to purchase common stock of the Company. All the options were granted at the market value of the options on the date of the grant, had terms of ten years and became exercisable at the rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the date of the grant, subject to satisfaction of certain conditions involving continuous periods of service.

             Changes for the stock option plans during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                         Weighted                      Weighted                  Weighted
                                                         Average                       Average                    Average
                                                         Exercise                      Exercise                  Exercise
                                               1996       Price           1995          Price         1994         Price
                                     ----------------- ------------- --------------- ------------- ------------ ------------
Options outstanding, beginning of
year                                        589,500         $5.69      644,000            $5.77       454,000         $6.72
Options granted                             490,000          7.93       25,000             4.75       190,000          3.51
Options exercised                           (77,450)         5.34      (40,000)            4.95             -          -
Options lapsed                                    -          -         (39,500)            7.20             -          -
                                     ----------------- ------------- --------------- ------------- ------------ ------------

Options outstanding, end of year          1,002,050         $6.81      589,500            $5.69       644,000         $5.77
                                     ================= ============= =============== ============= ============ ============

Shares exercisable, end of year             368,300         $5.96      365,750            $6.16       280,875         $6.37
                                     ================= ============= =============== ============= ============ ============
Option prices per share:
   Exercised during the year:
             Canadian residents      CDN.$4.69 to CDN.$12.875        CDN.$6.79                               -
   Granted during the year:
               U.S. residents        $7.75 to $9.875                 $4.75                              $3.375
               Canadian residents    $7.75                           CDN.$6.51                       CDN.$4.69 to
                                                                                                     CDN.$6.50

               The following table summarizes information about the stock options outstanding at December 1996:


                                                Options Outstanding                    Options Exercisable
                                   -----------------------------------------------------------------------------
                     Range of           Number          Weighted       Weighted         Number        Weighted
                  Exercise Price    Outstanding at       Average        Average     Exercisable at     Average
                                   December 31, 1996    Remaining      Exercise       December 31,     Exercise
                                                       Contractual       Price           1996           Price
                                                          Life
                  $ 3.01 to 5.00         380,300        6.5  years       $ 4.70            265,300     $   5.14
                    5.01 to 8.00         538,750        8.6                7.49             72,500         6.40
                    8.01 to14.00          83,000        7.9               10.04             30,500        10.45
                                   ------------------                              ----------------

                                       1,002,050        7.7              $ 6.46            368,300     $   5.83
                                   ==================                              ================


               Sharesissued pursuant to the exercise of such options are restricted shares and may not be sold in the United States without registration or exemption from registration under the 1933 Act.

         c. Other Options - In 1991, in consideration of the efforts made on behalf of the Company by key employees of Draxis in connection with negotiating various agreements including the License Agreement (Note 9a), the Company granted an option to Draxis to purchase 2,000,000 shares of common stock of the Company (the "Draxis Option") at $9.00 per share. On December 21, 1995, the Company purchased the Draxis Option for $2,250,000 or $1.125 per option, based upon an investment banking firm fairness opinion, with a portion of the proceeds of the December 1995 public offering (Note 7). Payment for the option was charged against shareholders' equity at December 31, 1995.

               In conjunction with its initial public offering (Note 7), the Company granted Unit Purchase Options to the underwriters to purchase up to 125,000 Units (250,000 shares of common stock and 125,000 warrants) at an exercise price of $18.00 per Unit. The cash consideration for such options was $.0008 per Unit or $100, in the aggregate. As of December 31, 1995, options to purchase 53,750 Units (107,500 shares of common stock) have expired. The expiration date on the remaining options to purchase 71,250 Units (142,500 shares of common stock) was extended by the Board of Directors from January 16, 1997 to January 16, 2000 (Note 7). On the date of the extension, October 31, 1996, the market value of the common stock was lower than the exercise price of the options on the issue date. All warrants issued in connection with the initial public offering expired on April 19, 1993.

               In conjunction with its December 1995 public offering (Note 7), the Company granted Purchase Options to the underwriters to purchase up to 300,000 shares of common stock at an exercise price equal to 140% of the public offering price of the shares, or $7.70 per share. The options are exercisable over a period of four years commencing December 8, 1996. The cash consideration for such options was $.001 per option or $300, in the aggregate.

               In conjunction with its May 1, 1996 public offering (Note 7), the Company granted Purchase Options to the underwriters to purchase up to 37,500 shares of common stock at an exercise price equal to 110% of the public offering price of the shares, or $7.92 per share, the cash consideration for such options was of $.001 per option or $37.50, in the aggregate. The options are exercisable for a period of four years, commencing May 1, 1997. The options cannot be sold, transferred, assigned, or hypothecated prior to May 1, 1997, except that they may be assigned, in whole or in part, to any successor, or officer or partner of the underwriters.

        d. Warrants - In consideration of efforts related to the negotiation and execution of various agreements including the License Agreement (Note 9a), the Company issued warrants to purchase 350,000 and 50,000 shares of common stock of the Company at CDN. $6.79 per share to the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company, and a former Co-Chairman of the Board of Draxis, respectively. On December 21, 1995, the warrants for 50,000 shares were exercised. The expiration date on the 350,000 remaining warrants was extended by the Board of Directors from January 28, 1997 to January 28, 2002. On the date of the extension, August 1, 1996, the market value of the common stock was lower than the exercise price of the warrants on the issue date.

               In connection with an agreement dated October 6, 1993 with its investor relations firm, the Company issued the investor relations firm a warrant to purchase up to 50,000 shares of the authorized stock of the Company at $6.00 per share. The warrant vested immediately upon issuance, is non-cancelable and expires October 6, 1998.

               In connection with an agreement with its investment advisor, the Company agreed to issue warrants for 20,000 shares of the Company's common stock, exercisable at a price of $4.00 per share, a premium from the closing stock market price of the Company's common stock on the day immediately preceding the date of the grant. The warrants vested on June 1, 1995 and are exercisable for a period up to and including five years from the date of grant, at which time the warrants expire.

               Under the terms of a financial services advisory agreement entered into on August 30, 1996, the Company conditionally granted 50,000 warrants exercisable for a period of five years at $6.75, the closing market price of the Company's common stock on August 30, 1996. These warrants are subject to certain terms and conditions, including expiration on December 9, 1996, if the agreement is not extended by the Company. The Company has extended the expiration date to August 27, 1997.

9.       COMMITMENTS AND CONTINGENCY

        a. PARTEQ License Agreement - Effective August 27, 1991, the Company entered into a license agreement (the "License Agreement") with Parteq Research and Development Innovations ("PARTEQ"), the licensing arm of Queen's University at Kingston, Kingston, Ontario ("Queen's") and Draxis. Pursuant to the License Agreement, the Company has been granted an exclusive worldwide license (with a right to sublicense) to make, have made, use and sell products capable of producing protoporphyrin IX precursors, including ALA, for administration with subsequent exposure to photoactivating light in the case of primary or secondary malignant and non-malignant tissue abnormalities and lesions of the skin; conjunctiva; respiratory, digestive and vaginal mucosa; and endometrium and urothelium. Subject to certain rights of termination, the terms of the License Agreement is automatically renewed annually.

               Pursuant to the terms of the License Agreement, the Company has paid fees totaling CDN. $300,000 and has agreed to pay an additional CDN. $50,000 upon the receipt of health regulatory approval to market products in the United States. Lump sum amounts paid or to be paid, with the exception of the execution fee and fee paid upon the receipt of health regulatory approval, are deductible against royalties otherwise payable under the License Agreement. The Company has agreed to pay royalties of 6% and 4% on its or its affiliates' net sales of products in countries where patent rights do and do not exist, respectively, as well as royalties of 33% of royalties and sublicensing fees received from sublicensees who are not affiliates. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the License Agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has, however, the right to terminate the License Agreement with or without cause upon ninety days notice. In the event the Company exercises this right without cause within three years of the effective date of the License Agreement, the Company must pay a termination fee of CDN. $50,000. Draxis has guaranteed all obligations of the Company to PARTEQ under the License Agreement.

               Effective October 7, 1991, pursuant to an agreement between the Company, PARTEQ and Draxis, the Company assigned its rights and obligations under the License Agreement to Draxis insofar as they relate to Canada. In consideration of the foregoing, Draxis has agreed to pay directly to PARTEQ, 5% of all future lump sums payable under the License Agreement together with royalties which would otherwise be payable by the Company in accordance with the License Agreement with respect to net Canadian sales of products. In further consideration, Draxis agreed to reimburse to the Company, 5% of all lump sums previously paid by the Company to PARTEQ under the License Agreement and to pay to the Company a royalty of 2% of net Canadian sales of products.

        b. Management Agreement -Effective October 1, 1991 the Company had entered into a management agreement with Draxis, with a one year term and renewable annually pursuant to which Draxis provided to the Company administrative, financial, scientific and marketing support and any other management services which were required. The Company was charged a per diem rate for services provided by Draxis employees. The per diem rates were equal to the annual salary and benefits, expressed as a rate per day, paid by Draxis to such employees. Services charged by Draxis for the years ended December 31, 1996, 1995 and 1994 totaled $28,784, $56,709, and $63,861 respectively. As of December 3, 1996 the Company notified Draxis that it was terminating the management agreement effective as of February 1, 1997, as per the provisions of the agreement.

        c. Officers' Employment Agreements - The Company entered into an employment agreement, effective October 1, 1991 with D. Geoffrey Shulman, MD, FRCPC. The employment agreement sets out the remuneration, benefits and incentive bonuses which Dr. Geoffrey Shulman is to receive in his capacity as President of the Company. In addition, Dr. Geoffrey Shulman was granted an option to purchase 50,000 shares of common stock of the Company at CDN. $6.79 per share and warrants to purchase 350,000 shares of common stock at CDN. $6.79 per share (Note 8d). Dr. Geoffrey Shulman's full term of employment is unlimited in duration unless terminated in accordance with the terms of the employment agreement.

               Effective October 11, 1993, the Company entered into an employment agreement with its Vice President of Scientific Affairs. In connection with the agreement, the Company granted, pursuant to the Company's Incentive Stock Option Plan, options to purchase 40,000 shares of common stock at $6.375, being the closing stock market price on the date of employment.

        d. Lease Agreement -The Company has entered into lease commitments for rental of its office space in Tarrytown, New York and in Toronto, Ontario. Future minimum lease payments will total approximately $74,000 in 1997, $55,600 in 1998 and $58,000 in
               1999.

        e. Light Source Agreement - Pursuant to an agreement dated June 7, 1993 with respect to one of the Company's prototype light sources, the developer has assigned to the Company its rights under a U.S. patent issued in August 1995 regarding the light source, and the Company is committed to pay royalties of 4% of wholesale cost on all commercial units purchased from the developer and 8% if purchased from any other manufacturer.

        f. Melanin License Agreement - Effective August 27, 1993, the Company entered into a license agreement (the "License Agreement") for the exclusive worldwide rights to a new form of melanin. Pursuant to the terms of the License Agreement, the Company paid an execution fee of $15,541 (CDN.$20,000) and has agreed to pay CDN.$25,000 upon allowance of the patents in the United States and CDN.$25,000 on the issuance of a Notice of Compliance in Canada or a New Drug Approval in the United States or upon launching of such drug products for commercial sale in North America, whichever occurs first. In countries where patent rights exist, the Company has agreed to pay royalties of 4% on its net sales of prescription products and 2% on over the counter products. In countries where patent rights do not exist, the Company has agreed to pay 2% and 1%, respectively.

        g. Lumenetics License Agreement - Effective April 1, 1996, the Company entered into an agreement with Lumenetics, Inc. ("Lumenetics") with respect to the evaluation and development of light delivery system components and other devices for use in ALA PDT. Pursuant to the terms of the agreement, in the event a light delivery system is developed, the Company has agreed to pay Lumenetics a percentage of cumulative net sales of such delivery system as follows: (a) on cumulative sales up to and including $10,000,000, the Company has agreed to pay a 3% royalty if the system is invented by Lumenetics and patented by the Company, a 2.5% royalty if the system is unpatented but Lumenetics adds significant technology, and a 1% royalty in all other cases, (b) on cumulative sales from $10,000,001 to $50,000,000, the Company has agreed to pay royalties of 2%, 1% and 0.5%, respectively and
               (c) on cumulative sales in excess of $50,000,000, the Company has agreed to pay royalties of 1%, 0.5% and 0.25%, respectively. In addition, Lumenetics has received restricted stock options for 20,000 shares of common stock of the Company (Note 8c).

        h. Research agreements - The Company has entered into a series of agreements for research projects and clinical studies. As of December 31, 1996, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,661,821 in 1997, and $143,125 in 1998.

10.      FAIR VALUES OF FINANCIAL INSTRUMENTS

               The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No.107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

               Cash, Accrued Interest Receivable, Account Payable, and Accrued Charges - The carrying amounts of these items are a reasonable estimate of their fair value.

               U.S. Government Securities Available for Sale - The fair values of U.S. Government Securities were determined based on quoted market prices.

                                     * * * *

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.
             -------------------------------------------------------------

By (Signature and Title)   /s/D. Geoffrey Shulman                President
                        --------------------------------------------------

Date   March 24, 1997
       ------------------------

                                  Director, Chairman of the
                                  Board, President, Chief
                                  Executive Officer, Chief
                                  Operating Officer, and Chief
                                  Financial Officer (Principal
                                  Executive, Financial, and
/s/D. Geoffrey Shulman            Accounting Officer)            March 24, 1997
-------------------------------                                  --------------
D. Geoffrey Shulman, MD, FRCPC                                   Date


                                  Vice President of
/s/Stuart L. Marcus               Scientific Affairs             March 24, 1997
-------------------------------                                  --------------
Stuart L. Marcus, MD, PhD                                        Date


                                  Vice President of
/s/Anthony Schincariol            Corporate Development          March 24, 1997
-------------------------------                                  --------------
Anthony Schincariol, MBA, PhD                                    Date



/s/John H. Abeles                 Director                       March 24, 1997
-------------------------------                                  --------------
John H. Abeles, MD                                               Date



/s/James P. Doherty               Director                       March 24, 1997
-------------------------------                                  --------------
James P. Doherty, BSc                                            Date



/s/Jay M. Haft                    Director                       March 24, 1997
-------------------------------                                  --------------
Jay M. Haft, Esq.                                                Date



/s/Richard C. Lufkin              Director                       March 24, 1997
-------------------------------                                  --------------
Richard C. Lufkin                                                Date



/s/Nanette W. Mantell             Secretary                      March 24, 1997
-------------------------------                                  --------------
Nanette W. Mantell, Esq.                                         Date