Form 10-Q
period 1997-03-31
DUSA PHARMACEUTICALS INC
filed 1997-05-02
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to

Commission file number 0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

               New Jersey                       22-3103129
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

                        181 University Avenue, Suite 1208
                         Toronto, Ontario M5H 3M7 CANADA
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (416) 363-5059
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                             No
                          ---                                ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                     Yes                                 No
                          ---                                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      9,355,950 shares as of April 30, 1997

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           MARCH 31,          DECEMBER 31,
                                                                              1997                1996
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash (interest bearing)                                             $         3,632,663  $         1,686,090
  U.S. government securities available for sale, at
         market (cost-$14,399,838 and $18,061,432
         respectively)                                                         14,365,750           18,033,406
  Accrued interest receivable                                                     128,367              208,970
  Other current assets                                                             64,267               78,367
                                                                      -------------------  -------------------
                                                                               18,191,047           20,006,833
FIXED ASSETS                                                                      141,904              122,424
                                                                      -------------------  -------------------
                                                                      $        18,332,951  $        20,129,257
                                                                      ===================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $           570,630  $           867,068
    Accrued charges                                                               103,280              160,399
                                                                      -------------------  -------------------
                                                                                  673,910            1,027,467
                                                                      -------------------  -------------------


SHAREHOLDERS' EQUITY
   Common stock, no par, 20,000,000 shares authorized,
      9,355,950 issued and outstanding                                         36,710,743           36,710,743
    Deficit accumulated during the development stage                          (19,017,614)         (17,580,927)
    Net unrealized loss on U.S. government securities
    available for sale                                                            (34,088)             (28,026)
                                                                      -------------------  -------------------
                                                                               17,659,041           19,101,790
                                                                      -------------------  -------------------
                                                                      $        18,332,951  $        20,129,257
                                                                      ===================  ===================



See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                        CUMULATIVE
                                                                                                        PERIOD FROM
                                                                      THREE             THREE          FEBRUARY 21,
                                                                      MONTHS            MONTHS         1991 (DATE OF
                                                                      ENDED             ENDED         INCORPORATION)
                                                                    MARCH 31,         MARCH 31,        TO MARCH 31,
                                                                       1997              1996              1997
                                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
REVENUE
       Interest income                                           $        251,146  $        268,702  $       4,264,145
       Gain (loss) on foreign currency exchange                            (1,523)           (1,694)            18,217
       Gain on sale of U.S. government securities                               -                 -            322,659
       Unrealized loss on U.S. government securities
         available for sale                                                     -               (62)           (62,832)
                                                                 ----------------  ----------------  -----------------
                                                                          249,623           266,946          4,542,189
                                                                 ----------------  ----------------  -----------------
RESEARCH AND DEVELOPMENT COSTS                                          1,336,330           950,527         17,149,100
                                                                 ----------------  ----------------  -----------------
OPERATING COSTS
       General and administration                                         336,337           420,409          6,378,159
       Depreciation and amortization                                       13,643             6,182             95,376
                                                                 ----------------  ----------------  -----------------
                                                                          349,980           426,591          6,473,535
                                                                 ----------------  ----------------  -----------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         (1,436,687)       (1,110,172)       (19,080,446)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                            -                 -             62,832
                                                                 ----------------  ----------------  -----------------
NET LOSS                                                         $     (1,436,687) $     (1,110,172) $     (19,017,614)
                                                                 ================  ================  =================

NET LOSS PER COMMON SHARE                                        $          (0.15)       $    (0.13)        $    (3.38)
                                                                 ================  ================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                      9,355,950         8,542,642          5,619,406
                                                                 ================  ================  =================



See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                CUMULATIVE
                                                                                                               PERIOD FROM
                                                                                                               FEBRUARY 21,
                                                                                                              1991 (DATE OF
                                                                          THREE MONTHS      THREE MONTHS      INCORPORATION)
                                                                             ENDED              ENDED               TO
                                                                           MARCH 31,          MARCH 31,         MARCH 31,
                                                                              1997              1996               1997
                                                                          (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                               $(1,436,687)      $(1,110,172)      $(19,017,614)
       Adjustments to reconcile net loss to net cash used in
         operating activities
       Amortization of premiums and accretion of discounts
         on U.S. government securities available for sale and
         investment securities, net                                               (17,160)            5,868            155,384
       Depreciation and amortization                                               13,643             6,182             95,376
       Loss (gain) on foreign currency exchange                                     1,523             1,694            (18,217)
       Loss (gain) on sale of U.S. government  securities
         available for sale                                                             -                 -           (322,659)
       Unrealized loss on U.S. government  securities
         available for sale                                                             -                62             62,832
       Cumulative effect of change in accounting principle                              -                 -            (62,832)
       Write-off of intangible assets                                                   -                 -            307,519
       Compensation expense  resulting from extension of
         outstanding stock options terms                                                -                 -            557,260
       Changes in other assets and liabilities impacting cash
         flows from operations:
        Accrued interest receivable                                                80,603            27,477           (128,367)
        Other current assets                                                       14,100            46,771            (64,267)
        Accounts payable                                                         (296,438)          151,706            570,630
        Accrued charges                                                           (57,119)          (10,679)           103,280
        License agreement obligations                                                   -            24,438            (12,203)
                                                                       -------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (1,697,535)         (856,653)       (17,773,878)
                                                                       -------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES
       Advances by Draxis Health Inc.                                                   -                 -         (2,867,900)
       Repayment of advances by Draxis Health Inc.                                      -                 -          2,867,900
       Purchases of U.S. government securities available for
        sale and investment securities                                         (3,181,246)         (292,850)       (93,278,681)
       Proceeds from maturing U.S. government securities
        available for sale and investment security                                      -           850,000         18,410,000
       Proceeds from sale of U.S. government securities
        available for sale                                                      6,860,000            99,938         60,636,118
       Intangible assets                                                                -                 -           (193,022)
       Purchases of fixed assets                                                  (33,123)           (6,852)          (220,359)
                                                                       -------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             3,645,631           650,236        (14,645,944)
                                                                       -------------------------------------------------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                              CUMULATIVE
                                                                                                             PERIOD FROM
                                                                                                             FEBRUARY 21,
                                                                                            THREE           1991 (DATE OF
                                                                    THREE MONTHS            MONTHS          INCORPORATION)
                                                                        ENDED               ENDED                 TO
                                                                      MARCH 31,           MARCH 31,           MARCH 31,
                                                                        1997                 1996                1997
                                                                     (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
     CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES
       Stock offering costs                                       $               -    $        (77,910)  $       (5,048,255)
       Issuance of common stock and underwriters' options                         -             262,783           43,366,566
       Payment received on note receivable from director                          -              14,614               68,047
       Redemption of Draxis Option                                                -                   -           (2,250,000)
       Receipt of Section 16(b) common stock profits                              -                   -               17,125
       Payment on license agreement obligations                                   -                   -             (119,215)
                                                                  -----------------    ----------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         -             199,487           36,034,268
                                                                  -----------------    ----------------   ------------------
EFFECT OF EXCHANGE RATES ON CASH                                             (1,523)             (1,694)              18,217
                                                                  -----------------    ----------------   ------------------
NET INCREASE (DECREASE) IN CASH                                           1,946,573              (8,624)           3,632,663
CASH AT BEGINNING OF PERIOD                                               1,686,090           1,197,030                    -
                                                                  -----------------    ----------------   ------------------
CASH AT END OF PERIOD                                             $       3,632,663    $      1,188,406   $        3,632,663
                                                                  =================    ================   ==================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION
       Issuance of common stock for promissory note from
        Draxis Health Inc.                                                                                $          150,000
                                                                                                          ==================
       License agreement obligations incurred in the
        acquisition of an intangible asset                                                                $          131,418
                                                                                                          ==================
       Deferred stock offering costs offset against common
        stock                                                                          $         77,910   $        5,048,255
                                                                                       ================   ==================
       Note receivable from director originating upon
        exercise of options for common stock                                                              $           68,047
                                                                                                          ==================
       Interest paid                                                                                      $           12,594
                                                                                                          ==================

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996, the Consolidated Statements of Operations for the three month periods ended March 31, 1997, and 1996 and for the period from February 21, 1991, (date of incorporation) to March 31, 1997, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997, and 1996 and for the period from February 21, 1991, (date of incorporation) to March 31, 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation.

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 5.09% to 6.60%, and maturity dates ranging from May 13, 1997 to August 10, 1999.

3. Net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of net loss per share as if they were outstanding for the entire period. Stock options are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive.

4. On February 13, 1997, the Company granted, subject to regulatory requirements, incentive and non-qualified stock options to one consultant and seven employees of the Company, to purchase 41,000 shares of common stock at $7.25 per share pursuant to the terms of the 1996 Omnibus Plan. The exercise price of such options is the closing stock market price on the date of grant.

     On March 13, 1997 the Company conditionally granted non-qualified stock options to Lumenetics, Inc., a consultant to the Company, to purchase 100,000 shares of common stock at $6.125 per share. These options have been granted on the condition that the parties conclude a revised development agreement on certain terms and conditions. In addition the Company granted stock options, to a consultant to the Company, to purchase 15,000 shares of common stock at $6.125 per share as partial consideration for consulting services. The exercise price of all of these options is the closing market price of the Company's common stock on the date of grant.

5. The Company has entered into a series of agreements for research projects and clinical studies. As of March 31, 1997, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled $1,485,579 for the remainder of 1997, and $143,125 in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1996 and for the three month periods ended March 31, 1997, and March 31, 1996, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodiagnosis ("PD") utilizing Levulan(TM) for various medical indications. The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements, and public offerings in December 1995 and May 1996. Draxis Health Inc., ("Draxis"), formerly the Company's parent and largest shareholder, sold its interest in the Company in March 1996.
     The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., located in Tarrytown, New York, is the Company's center for its research and development activities.

Financial Condition

      The Company's total current assets were $18,332,951 as of March 31, 1997, compared to $20,129,257 as of December 1996. The decline of current assets will continue as research and development activities proceed, however, the rate of decline is within management's expectations. As of March 31, 1997, the Company had outstanding current liabilities of $673,910 as compared to $1,027,467 as of December 31, 1996. The decrease in current liabilities from December 31, 1996 is due to timing of the payment of expenses. Since its inception, the Company has had no long-term debt. The Company held United States government securities at a fair market value of $14,365,750 as of March 31, 1997, as compared to $18,033,406 as of December 31, 1996. In the three-month period ending March 31, 1997, the Company incurred an operational loss of $1,436,687, as compared to $1,110,172 for the three-month period ended March 31, 1996. (See "Results of Operations"). The increase in operational loss is due primarily to expansion of the Company's research and development activities. The Company's management believes it has sufficient capital resources to proceed with its current Levulan(TM) PDT/PD development program for the Company's lead indications actinic keratoses, and photodiagnosis of bladder cancer, as well as its secondary indications, including hair removal, endometrial ablation, and acne. There can be no assurances, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any of the indications currently under development. As the development of the Levulan(TM) PDT/PD continues, the Company may adjust its priorities on how its resources are to be allocated between current indications and new potential indications. In addition, exact allocation of the proceeds for such purposes and timing of the expenditures will be dependent on various factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of additional financing.

     The Company's Levulan(TM) PDT development program is most advanced for the treatment of actinic keratoses (AKs). The Company is in the process of conducting two Phase III AK clinical pivotal trials, anticipated to be completed in the third quarter of 1997, subject to a satisfactory patient enrollment rate. During the first quarter, the Company also initiated a Phase I/II multicenter clinical study examining the use of Levulan(TM) PDT to permanently remove hair. The Company also intends to begin its own multicenter trial for the photodiagnosis of bladder cancer in mid-1997, subject to the conclusion of current negotiations to secure an appropriate light device. There are numerous other potential therapeutic and diagnostic uses for Levulan(TM) PDT/PD, and the Company continues to support research in these areas as appropriate, with pilot trials, and investigator-sponsored studies based on clinical, regulatory and marketing criteria predetermined by the Company. Some of the investigator-sponsored studies currently supported by the Company include Levulan(TM) PDT/PD for cervical cancer, psoriasis, alopecia areta, and basal cell carcinomas.

     There can be no assurance that any product will be successfully developed, prove to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. The Company may, however, enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which it will seek to have the other companies assume certain costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. In order to maintain various current and future research and development programs, it may also be desirable or necessary in the future to raise additional funds through financing, corporate alliances or other sources. The Company may also acquire, by license, purchase or other arrangement, businesses, technologies, or products that enhance or expand the Company's business.

Results of Operations

     The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $251,146 for the three-month period ended March 31, 1997, as compared to $268,702 for the three-month period ended March 31, 1996, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1997 was $4,264,145.

     Research and development costs for the three-month period ended March 31, 1997, increased to $1,336,330 as compared to $950,527 for the three-month period ended March 31, 1996. The increase in research and development spending is due to increased payments to third parties who are conducting research and development activities primarily with regard to actinic keratoses clinical Phase III trials, and for initiation of Phase I for the hair removal indication and preparation of bladder cancer photodiagnosis clinical trials. These costs are expected to continue to increase, as scheduled, with the increasing number of clinical studies and the hiring of additional research and development personnel as necessary. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1997 were $17,149,100. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of $1,485,579 for the remainder of 1997.

     Operating expenses were $349,980 and $426,59, respectively, for the three-month periods ended March 31, 1997, and March 31, 1996. The net decrease in operating expenses reflects that in the first quarter 1996, the Company incurred certain costs for market research and pharmacoeconomics studies which were not incurred during the same period this year. The net decrease occurred despite the hiring of additional personnel and expenses incurred by the Company as a result of its relocation to new executive offices. Operating expenses are expected to increase in the future, as the Company continues to hire additional financial and administrative personnel, as required.

     The Company incurred a net loss of $1,436,687, or $0.15 per share, for the three-month period ended March 31, 1997, as compared to a net loss of $1,110,172, or $0.13 per share, for the three-month period ended March 31, 1996. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1997 were $19,017,614, or $3.38 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage.

Liquidity and Capital Resources

     The Company's United States government securities available for sale have an aggregate cost of $14,399,838 and a current aggregate market value of $14,365,750 as of March 31, 1997, resulting in a net unrealized loss on securities available for sale of $34,088, the provision for which has been charged to shareholders' equity. The decline in the market value of the Company's government securities was the result of fluctuating interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 5.09% to 6.60%, and maturity dates ranging from May 31,1997 to August 10, 1999. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(TM) PDT/ PD. Management is focusing initial pivotal clinical trials on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves as needed for the funding of its development plans on a short-term and long-term basis.

     The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales, and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Inflation

     Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

Effect of United States Statement of Financial Accounting Standards Nos. 128 and 129

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share
(EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and may require additional disclosure of the EPS computation. The Statement is effective for the Company's financial statements as of December 31, 1997.

     In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure". The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements as of December 31, 1997.

     The Company does not anticipate that the implementation of either of these two statements will have a material impact on the consolidated financial statements.

                           PART II- OTHER INFORMATION
ITEMS 1-5.
None.

ITEM 6.  EXHIBITS.

a) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DUSA PHARMACEUTICALS, INC.



DATE   May 1, 1997                      BY:   /s/ D. GEOFFREY SHULMAN
     ----------------------                 -------------------------
                                            D. GEOFFREY SHULMAN, MD, FRCPC
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


       Exhibit No.                       Description
       -----------                       -----------

            27 Financial Data schedule, which is submitted electronically to the Securities and
                           Exchange Commission for information only and not filed.