Form 10-Q
period 1997-06-30
DUSA PHARMACEUTICALS INC
filed 1997-08-13
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   June 30, 1997
                                      ------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ---------------     ------------

Commission file number 0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

         New Jersey                                    22-3103129
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

                Yes   X                         No
                   ---------                      ---------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes                             No
                   -------                        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     9,355,950 shares as of August 11, 1997

                                    PART I.
ITEM 1 - FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                             JUNE 30,        DECEMBER 31,
                                                              1997               1996
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                $  3,062,418     $  1,686,090
    U.S. government securities available for sale, at
        market (cost-$13,282,997 and $18,061,432
        respectively)                                        13,264,750       18,033,406
    Accrued interest receivable                                 119,789          208,970
    Other current assets                                        118,675           78,367
                                                           ------------     ------------
                                                             16,565,632       20,006,833
FIXED ASSETS                                                    142,003          122,424
                                                           ------------     ------------
                                                           $ 16,707,635     $ 20,129,257
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $    593,564     $    867,068
    Accrued charges                                             166,885          160,399
                                                           ------------     ------------
                                                                760,449        1,027,467
                                                           ------------     ------------


SHAREHOLDERS' EQUITY
    Common stock, no par, 20,000,000 shares authorized,
         9,355,950 issued and outstanding                    36,710,743       36,710,743
    Deficit accumulated during the development stage        (20,745,310)     (17,580,927)
    Net unrealized loss on U.S. government securities
         available for sale                                     (18,247)         (28,026)
                                                           ------------     ------------
                                                             15,947,186       19,101,790
                                                           ------------     ------------
                                                           $ 16,707,635     $ 20,129,257
                                                           ============     ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                                     CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                     FEBRUARY 21,
                                                    THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS      1991 (DATE OF
                                                       ENDED            ENDED           ENDED          ENDED        INCORPORATION)
                                                      JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,       TO JUNE 30,
                                                        1997            1996            1997            1996             1997
                                                    (UNAUDITED)      (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)

REVENUE
   Interest income                                  $   239,758     $   311,566     $   490,904     $   580,268     $  4,505,426
   Gain (loss) on foreign currency exchange               1,763            (140)            240          (1,834)          18,457
   Gain on sale of U.S. government securities                 -               -               -               -          322,659
   Unrealized loss on U.S. government securities
        available for sale                                    -               -               -             (62)         (62,832)
                                                    -----------     -----------     -----------     -----------     ------------
                                                        241,521         311,426         491,144         578,372        4,783,710
                                                    -----------     -----------     -----------     -----------     ------------
RESEARCH AND DEVELOPMENT COSTS                        1,427,676       1,808,571       2,764,006       2,759,098       18,576,776
                                                    -----------     -----------     -----------     -----------     ------------
OPERATING COSTS
   General and administration                           529,181         381,554         865,518         801,963        6,907,340
   Depreciation and amortization                         12,360           6,379          26,003          12,561          107,736
                                                    -----------     -----------     -----------     -----------     ------------
                                                        541,541         387,933         891,521         814,524        7,015,076
                                                    -----------     -----------     -----------     -----------     ------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                       (1,727,696)     (1,885,078)     (3,164,383)     (2,995,250)     (20,808,142)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                          -               -               -               -           62,832
                                                    -----------     -----------     -----------     -----------     ------------
NET LOSS                                            $(1,727,696)    $(1,885,078)    $(3,164,383)    $(2,995,250)    $(20,745,310)
                                                    ===========     ===========     ===========     ===========     ============
NET LOSS PER COMMON SHARE                           $     (0.18)    $     (0.21)    $     (0.34)    $     (0.34)    $      (3.60)
                                                    ===========     ===========     ===========     ===========     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    9,355,950       9,095,892       9,355,950       8,819,267        5,765,906
                                                    ===========     ===========     ===========     ===========     ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                               CUMULATIVE
                                                                                               PERIOD FROM
                                                                                              FEBRUARY 21,
                                                                                              1991 (DATE OF
                                                                SIX MONTHS     SIX MONTHS    INCORPORATION)
                                                                  ENDED          ENDED             TO
                                                                 JUNE 30,       JUNE 30,        JUNE 30,
                                                                   1997           1996            1997
                                                               (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                  $ (3,164,383)    $(2,995,250)    $(20,745,310)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Amortization of premiums and accretion of
        discounts on U.S. government securities
        available for sale and investment securities, net         (70,559)         (3,944)         101,985
     Depreciation and amortization                                 26,003          12,561          107,736
     Loss (gain) on foreign currency exchange                        (240)          1,834          (18,457)
     Loss (gain) on sale of U.S. government  securities
        available for sale                                              -              62         (322,659)
     Unrealized loss on U.S. government  securities
        available for sale                                              -               -           62,832
     Cumulative effect of change in accounting principle                -               -          (62,832)
     Write-off of intangible assets                                     -               -          307,519
     Compensation expense  resulting from extension of
        outstanding stock options terms                                 -               -          557,260
     Changes in other assets and liabilities impacting
        cash flows from operations:
        Accrued interest receivable                                89,181         (21,673)        (119,789)
        Other current assets                                      (40,308)        (86,665)        (118,675)
        Accounts payable                                         (273,504)        816,305          593,564
        Accrued charges                                             6,486          34,261          166,885
        License agreement obligations                                   -               -          (12,203)
                                                             ------------     -----------     ------------
NET CASH USED IN OPERATING ACTIVITIES                          (3,427,324)     (2,242,509)     (19,502,144)
                                                             ------------     -----------     ------------

CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES
   Advances by Draxis Health Inc.                                       -               -       (2,867,900)
   Repayment of advances by Draxis Health Inc.                          -               -        2,867,900
   Purchases of U.S. government securities available for
     sale and investment securities                            (6,636,006)     (6,742,890)     (96,733,441)
   Proceeds from maturing U.S. government securities
     available for sale and investment security                         -       3,300,000       18,410,000
   Proceeds from sale of U.S. government securities
     available for sale                                        11,485,000          99,938       65,261,118
   Intangible assets                                                    -               -         (193,022)
   Purchases of fixed assets                                      (45,582)         (7,240)        (232,818)
                                                             ------------     -----------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             4,803,412      (3,350,192)     (13,488,163)
                                                             ------------     -----------     ------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------


                                                                                        CUMULATIVE
                                                                                       PERIOD FROM
                                                                                       FEBRUARY 21,
                                                                                      1991 (DATE OF
                                                          SIX MONTHS    SIX MONTHS    INCORPORATION)
                                                            ENDED          ENDED            TO
                                                           JUNE 30,      JUNE 30,        JUNE 30,
                                                             1997          1996            1997
                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
  Stock offering costs                                   $        -    $  (637,062)    $ (5,048,255)
  Issuance of common stock and underwriters' options              -      5,805,211       43,366,566
  Payment received on note receivable from director               -         14,614           68,047
  Redemption of Draxis Option                                     -              -       (2,250,000)
  Receipt of Section 16(b) common stock profits                   -              -           17,125
  Payment on license agreement obligations                        -              -         (119,215)
                                                         ----------    -----------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         -      5,182,763       36,034,268
                                                         ----------    -----------     ------------
EFFECT OF EXCHANGE RATES ON CASH                                240         (1,834)          18,457
                                                         ----------    -----------     ------------
NET INCREASE (DECREASE) IN CASH                           1,376,328       (411,772)       3,062,418
CASH AT BEGINNING OF PERIOD                               1,686,090      1,197,030                -
                                                         ----------    -----------     ------------
CASH AT END OF PERIOD                                    $3,062,418    $   785,258     $  3,062,418
                                                         ==========    ===========     ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
  Issuance of common stock for promissory note from
     Draxis Health Inc.                                                                $    150,000
                                                                                       ============
  License agreement obligations incurred in the
     acquisition of an intangible asset                                                $    131,418
                                                                                       ============
  Deferred stock offering costs offset against common
     stock                                                             $   637,062     $  5,048,255
                                                                       ===========     ============
  Note receivable from director originating upon
     exercise of options for common stock                                              $     68,047
                                                                                       ============
  Interest paid                                                                        $     12,594
                                                                                       ============


There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1997, and 1996 and for the period from February 21, 1991(date of incorporation) to June 30, 1997, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997, and 1996 and for the period from February 21, 1991 (date of incorporation) to June 30, 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 1997, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation. The Company was formerly a subsidiary of Draxis Health Inc.

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 5.08% to 6.62%, and maturity dates ranging from August 14, 1997 to August 10, 1999.

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

      On March 13, 1997 the Company conditionally granted non-qualified stock options to Lumenetics, Inc., a consultant to the Company, to purchase 100,000 shares of common stock at $6.125 per share. These options have been granted on the condition that the parties conclude a revised development agreement on certain terms and conditions. In addition, the Company granted stock options to a consultant to the Company, to purchase 15,000 shares of common stock at $6.125 per share as part of a consulting agreement. The exercise price of such options is the closing market price of the Company's common stock on the date of grant.

      On June 5, 1997 at the Annual Meeting of Shareholders, the shareholders approved an amendment to the 1996 Omnibus Plan, providing that the stock options granted automatically to directors of the Company, after the date of adoption of the amendment, would immediately vest on the date of the grant. Under the terms of the 1996 Omnibus Plan each person who is a continuing director following the Annual Meeting of Shareholders automatically receives 10,000 non-qualified stock options. Consequently on June 6, 1997 the Company granted a total of 50,000 non-qualified stock options to the directors to purchase the common stock of the Company at $6.25 per share. The exercise price of such options is the closing market price of the Company's common stock on the date of grant.

5. The Company has entered into a series of agreements for research projects and clinical studies. As of June 30, 1997, future payments to be made pursuant to these agreements, under certain terms and conditions, total $1,222,228 for the remainder of 1997, and $143,125 for 1998.

6. On August 11, 1997, the Company entered into a new lease agreement for larger office space in Valhalla, New York. Future minimum payments under the new lease will total approximately $25,600 for the remainder of 1997, $104,100 in 1998, $110,600 in 1999, $115,100 in 2000, $121,000 in 2001,
      and $103,400 in 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1996 and for the three and six-month periods ended June 30, 1997, and June 30, 1996, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodetection ("PD") utilizing Levulan(R) for various medical indications. The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements, and public offerings in December 1995 and May 1996.

         The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., currently located in Tarrytown, New York, is the Company's center for its research and development activities. This center will relocate to larger facilities in Valhalla, New York in October, 1997 under the terms of a new five-year lease. The Company's Tarrytown lease expired in August, 1997 and the Company will remain in its current facility on a month-to-month basis. The expanded facilities will comprise approximately 5,200 square feet of space. Lease payments will total approximately $25,600 for the remainder of 1997, $104,100 in 1998, $110,600 in 1999, $115,100 in 2000, $121,000 in 2001, and
$103,400 in 2002. The Company believes that this space will accommodate anticipated increases in personnel and operations necessary for preparing its regulatory submissions.

Financial Condition

          The Company's total assets were $16,707,635 as of June 30, 1997, compared to $20,129,257 as of December 1996. The decline of assets is expected to continue as research and development activities proceed. The current rate of decline is within managements' expectations. As of June 30, 1997, the Company had outstanding current liabilities of $760,449 as compared to $1,027,467 as of December 31, 1996. The decrease in current liabilities from December 31, 1996 is due to timing of the payment of expenses. Since its inception the Company has had no long-term debt. The Company held United States government securities at a fair market value of $13,264,750 as of June 30, 1997, as compared to $18,033,406 as of December 31, 1996. In the three-month period ended June 30, 1997, the Company incurred an operational loss of $1,727,696, compared to $1,885,078 for the three-month period ended June 30, 1996. (See "Results of Operations"). The Company's management believes it has sufficient capital resources to proceed with its current Levulan(R) PDT/PD development program for the Company's lead indications, actinic keratoses, and photodetection of bladder cancer, as well as its secondary indications, including hair removal, endometrial ablation, and acne. There can be no assurances, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any of the indications currently under development. As the development program for Levulan(R) PDT/PD continues, the Company may adjust its priorities on how its resources are to be allocated between current indications and new potential indications. In addition, exact allocation of the proceeds for such purposes and timing of the expenditures will be dependent on various factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, and the availability of additional financing.

         The Company's Levulan(R) PDT development program is most advanced for the treatment of actinic keratoses (AKs). The Company is in the process of conducting two Phase III AK clinical pivotal trials, anticipated to be completed in the third quarter of 1997. Patient enrollment for this trial was completed in May 1997. Each patient is followed after treatment for 3 months to determine safety and efficacy, including a re-treatment, if necessary, after 8 weeks. Once all patients have completed the follow-up procedures under the protocol, the data will be collected and analyzed for incorporation into DUSA's first planned filing of a New Drug Application (NDA) to the Food and Drug Administration
(FDA), expected to occur by late 1997 or early 1998. In a Phase II study, at certain doses of drug and light, Levulan(R) PDT cleared 90 to 100% of clinically typical AKs of the face and scalp. Based on these results and other Phase II data, the Company is optimistic about the outcome of the current trials.

         During the second quarter, the Company signed an agreement with Richard Wolf Medical Instruments Corp., to collaborate on the development of DUSA's Levulan(R) Photodetection (Levulan(R) PD) process for enhanced detection of bladder cancer. Under the agreement, Wolf will provide, at no cost to the Company, proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for the Company's Phase I/II clinical trials for this indication commencing September 1997. The agreement allows the Company and Wolf to co-operate in the marketing of the Levulan(R) PD system for bladder cancer detection, once the appropriate approval has been received from the FDA, with the intention that Wolf will retain revenues from sale of the light devices, and the Company will retain revenues from the sale of Levulan(R). The Company also has the right under the agreement to qualify other manufacturer's light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer.

         Also, during the quarter, the Company entered into a license agreement for exclusive and non-exclusive territories to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program. The Company paid an execution fee of pound sterling 10,000 ($16,421), and has agreed to pay royalties on sales ranging from 1.25% to 5% depending on the patent status and territory in which sales may occur. The agreement shall remain in effect for twelve years, or until the last of the patent rights has expired, subject to earlier termination only for breach or insolvency. The Company is working on a prototype device but does not anticipate sales of such device in the near future, as the device, once developed and tested in clinical trials, would require FDA approval.

         There are numerous other potential therapeutic and diagnostic uses for Levulan(R) PDT/PD, and the Company continues to support research in certain of these areas as appropriate, with pilot trials, and investigator-sponsored studies based on clinical, regulatory and marketing criteria predetermined by the Company. Some of the investigator-sponsored studies currently supported by the Company include Levulan(R) PDT/PD for cervical cancer, psoriasis, alopecia areata, and basal cell carcinomas.

         There can be no assurance that any product will be successfully developed, prove to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. The Company may, however, enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies. The Company continues to discuss potential strategic alliance/marketing relationship with a number of potential partners in the field of dermatology. In order to maintain various current and future research and development programs, it may be desirable or necessary in the future to raise additional funds through financing, corporate alliances or other sources.

         The Company may also acquire, by license, purchase or other arrangement, businesses, technologies, or products that enhance or expand the Company's business.

Results of Operations

         The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $239,758 for the three-month period ended June 30, 1997, as compared to $311,566 for the three-month period ended June 30, 1996, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1997 was $4,505,426.

         Research and development costs for the three-month period ended June 30, 1997, were $1,427,676 down from $1,808,571 for the three-month period ended June 30, 1996, primarily due to the significant preclinical expenditures on Levulan(R) PD for bladder cancer which were incurred in the prior year. Research and development costs are expected to increase, as scheduled, with the increasing number of clinical studies and the hiring of additional research and development personnel as necessary. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1997 were $18,576,776. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of $1,222,228, for the remainder of 1997.

         Operating expenses were $541,541 and $387,933, respectively, for the three-month periods ended June 30, 1997, and June 30, 1996. The increase in operating expenses is due to hiring of additional personnel and expenses incurred by the Company as a result of its relocation to new executive offices in Toronto. Operating expenses are expected to increase in the future, as the Company continues to hire additional financial and administrative personnel, as required. The Company also expects to hire additional personnel at its research and development offices in New York.

         The Company incurred a net loss of $3,164,383, or $0.34 per share, for the six-month period ended June 30, 1997, as compared to a net loss of $2,995,250, or $0.34 per share, for the six-month period ended June 30, 1996. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1997 were $20,745,310, or $3.60 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage.

Liquidity and Capital Resources

         The Company's United States government securities available for sale have an aggregate cost of $13,282,997 and a current aggregate market value of $13,264,750 as of June 30, 1997, resulting in a net unrealized loss on securities available for sale of $18,247, the provision for which has been charged to shareholders' equity. The decline in the market value of the Company's government securities was the result of fluctuating interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 5.08% to 6.62%, and maturity dates ranging from August 14, 1997 to August 10, 1999. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD. Management is focusing initial pivotal clinical trials on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding (see "Financial Condition"). The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

         The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales, and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, availability of suitable light sources, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Inflation

         Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

Effect of United States Statement of Financial Accounting Standards (SFAS) Nos.130 and 131

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The

Statement is effective for the Company's financial statements as of December 31, 1998.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and, major customers. The Statement is effective for the Company's financial statements as of December 31, 1998.

         The Company does not anticipate that the implementation of these Statements will have a material impact on the consolidated financial statements.

                           PART II- OTHER INFORMATION

Item 1-3.

      None.

Item 4.   Submission of Matters to a vote of Security Holders

      Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 5, 1997 included (1) the election of five (5) directors; (2) ratification of the selection of Deloitte and Touche LLP as the independent auditors for the Corporation for 1997; (3) ratification of amendments to the 1996 Omnibus Plan.

(1)   The following persons were elected to serve as directors of the
      Corporation:


                                                                 Broker
                              For          Against   Abstained  non-votes
                        --------------------------------------------------
Dr. Geoffrey Shulman       7,304,547        9,876        0         0
Dr. John H. Abeles         7,304,647        9,776        0         0
James P. Doherty           7,304,647        9,776        0         0
Richard C. Lufkin          7,304,647        9,776        0         0
Jay Haft                   7,304,547        9,876        0         0

(2) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 1996 as follows:


       Votes cast for                           7,289,844
       Vote cast against                           19,042
       Abstained                                    5,537
       Broker non-votes                                 0

(3)   Shareholders ratified amendments to the 1996 Omnibus Plan as follows:


       Votes cast for                           3,388,403
       Vote cast against                          549,267
       Abstained                                   74,586
       Broker non-votes                         3,302,168

Item 5.

      None

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




                                         DUSA PHARMACEUTICALS, INC.



                                         /S/ D. GEOFFREY SHULMAN
                                         --------------------------------------
DATE: AUGUST 12, 1997                BY: D. GEOFFREY SHULMAN, MD, FRCPC
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


 Exhibit No.                           Description
    27 Financial Data schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.