Form 10-Q
period 1997-09-30
DUSA PHARMACEUTICALS INC
filed 1997-11-12
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      September 30, 1997

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

                    9,365,950 shares as of November 10, 1997

Part 1.
Item 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                              1997                1996
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash (interest bearing)                               $   3,406,606        $  1,686,090
  U.S. government securities available for sale, at
         market (cost-$11,074,103 and $18,061,432
         respectively)                                       11,059,250          18,033,406
    Accrued interest receivable                                 104,596             208,970
    Other current assets                                        129,285              78,367
                                                          -------------        ------------
                                                             14,699,737          20,006,833
FIXED ASSETS                                                    120,662             122,424
                                                          -------------        ------------
                                                          $  14,820,399        $ 20,129,257
                                                          =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                      $     502,530        $    867,068
    Accrued charges                                             253,578             160,399
                                                          -------------        ------------
                                                                756,108           1,027,467
                                                          -------------        ------------

SHAREHOLDERS' EQUITY
   Common stock, no par, 20,000,000 shares authorized,
      9,355,950 issued and outstanding                       36,710,743          36,710,743
    Deficit accumulated during the development stage        (22,631,599)        (17,580,927)
   Net unrealized loss on U.S. government securities
      available for sale                                        (14,853)            (28,026)
                                                          -------------        ------------
                                                             14,064,291          19,101,790
                                                          -------------        ------------
                                                          $  14,820,399        $ 20,129,257
                                                          =============        ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                       CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                       FEBRUARY 21,
                                                                                                                      1991 (DATE OF
                                                        THREE MONTHS   THREE MONTHS    NINE MONTHS     NINE MONTHS    INCORPORATION)
                                                            ENDED          ENDED          ENDED           ENDED        TO SEPTEMBER
                                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,        30,
                                                            1997           1996           1997            1996             1997
                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE
       Interest income                                 $    213,543   $    225,043    $    704,447     $    805,311   $   4,718,969
       Gain (loss) on foreign currency exchange                   -              -             240           (1,834)         18,457
       Gain on sale of U.S. government securities                 -              -               -                -         322,659
       Unrealized loss on U.S. government securities
         available for sale                                       -              -               -              (62)        (62,832)
                                                       ------------   ------------    ------------     ------------     -----------
                                                            213,543        225,043         704,687          803,415       4,997,253
                                                       ------------   ------------    ------------     ------------     -----------
RESEARCH AND DEVELOPMENT COSTS                            1,724,864      1,446,074       4,488,870        4,205,172      20,301,640
                                                       ------------   ------------    ------------     ------------     -----------
OPERATING COSTS
       General and administration                           360,687        425,807       1,226,205        1,227,770       7,268,027
       Depreciation and amortization                         14,281          5,634          40,284           18,195         122,017
                                                       ------------   ------------    ------------     ------------     -----------
                                                            374,968        431,441       1,266,489        1,245,965       7,390,044
                                                       ------------   ------------    ------------     ------------     -----------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                           (1,886,289)    (1,652,472)     (5,050,672)      (4,647,722)    (22,694,431)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                              -              -               -                -          62,832
                                                       ------------   ------------    ------------     ------------    ------------
NET LOSS                                               $ (1,886,289)  $ (1,652,472)   $ (5,050,672)    $ (4,647,722)    (22,694,431)
                                                       ============   ============    ============     ============     ===========
NET LOSS PER COMMON SHARE                              $      (0.20)  $      (0.18)   $      (0.54)    $      (0.52)   $      (3.83)
                                                       ============   ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                        9,355,950      9,353,966       9,355,950        8,997,511       5,902,783
                                                       ============   ============    ============     ============    ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                      FEBRUARY 21,
                                                                                                                     1991 (DATE OF
                                                                                  NINE MONTHS       NINE MONTHS      INCORPORATION)
                                                                                     ENDED             ENDED          TO SEPTEMBER
                                                                                 SEPTEMBER 30,     SEPTEMBER 30,          30,
                                                                                     1997              1996               1997
                                                                                  (UNAUDITED)       (UNAUDITED)       (UNAUDITED)

CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                $ (5,050,672)     $ (4,647,722)       $(22,631,599)
       Adjustments to reconcile net loss to net cash used in
         operating activities
          Amortization of premiums and accretion of
                  discounts on U.S. government securities
                  available for sale and investment securities, net                (113,875)           (3,308)             58,669
          Depreciation and amortization                                              40,284            18,196             122,017
          Loss (gain) on foreign currency exchange                                     (240)            1,834             (18,457)
          Loss (gain) on sale of U.S. government  securities
                  available for sale                                                   --                  62            (322,659)
          Unrealized loss on U.S. government  securities
                  available for sale                                                   --                --                62,832
          Cumulative effect of change in accounting principle                          --                --               (62,832)
          Write-off of intangible assets                                               --                --               307,519
          Compensation expense  resulting from extension of
                  outstanding stock options terms                                      --                --               557,260
          Changes in other assets and liabilities impacting cash flows from operations:
                  Accrued interest receivable                                       104,374           (11,848)           (104,596)
                  Other current assets                                              (50,918)          (13,085)           (129,285)
                  Accounts payable                                                 (364,538)          743,960             502,530
                  Accrued charges                                                    93,179           (29,049)            253,578
                  License agreement obligations                                        --                --               (12,203)
                                                                               ------------      ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                            (5,342,406)       (3,940,960)        (21,417,226)
                                                                               ------------      ------------        ------------
CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Advances by Draxis Health Inc.                                                 --                --            (2,867,900)
        Repayment of advances by Draxis Health Inc.                                    --                --             2,867,900
        Purchases of U.S. government securities available for
          sale and investment securities                                         (8,533,796)       (9,828,107)        (98,631,231)
        Proceeds from maturing U.S. government securities
          available for sale and investment security                                   --          10,400,000          18,410,000
        Proceeds from sale of U.S. government securities
          available for sale                                                     15,635,000              --            69,411,118
        Intangible assets                                                              --                --              (193,022)
        Purchases of fixed assets                                                   (38,522)          (18,315)           (225,758)
                                                                               ------------      ------------        ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               7,062,682           553,578         (11,228,893)
                                                                               ------------      ------------        ------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                           CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                          FEBRUARY 21,
                                                                                                         1991 (DATE OF
                                                                    NINE MONTHS        NINE MONTHS       INCORPORATION)
                                                                       ENDED              ENDED                TO
                                                                   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1997               1996               1997
                                                                    (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
        Stock offering costs                                      $       --         $   (637,062)       $ (5,048,255)
        Issuance of common stock and underwriters' options                --            5,809,502          43,366,566
        Payment received on note receivable from director                 --               14,614              68,047
        Redemption of Draxis Option                                       --                 --            (2,250,000)
        Receipt of Section 16(b) common stock profits                     --                 --                17,125
        Payment on license agreement obligations                          --                 --              (119,215)
                                                                  ------------       ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --            5,187,054          36,034,268
                                                                  ------------       ------------        ------------
EFFECT OF EXCHANGE RATES ON CASH                                           240             (1,834)             18,457
                                                                  ------------       ------------        ------------
NET INCREASE  IN CASH                                                1,720,516          1,797,838           3,406,606
CASH AT BEGINNING OF PERIOD                                          1,686,090          1,197,030                --
                                                                  ------------       ------------        ------------
CASH AT END OF PERIOD                                             $  3,406,606       $  2,994,868        $  3,406,606
                                                                  ============       ============        ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
        Issuance of common stock for promissory note from
          Draxis Health Inc.                                                                             $    150,000
                                                                                                         ============
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                             $    131,418
                                                                                                         ============
        Deferred stock offering costs offset against common
          stock                                                                      $    637,062        $  5,048,255
                                                                                     ============        ============
        Note receivable from director originating upon
          exercise of options for common stock                                                           $     68,047
                                                                                                         ============
        Interest paid                                                                                    $     12,594
                                                                                                         ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheets as of September 30, 1997, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997, and 1996 and for the period from February 21, 1991, (date of incorporation) to September 30, 1997, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997, and 1996 and for the period from February 21, 1991, (date of incorporation) to September 30, 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 1997, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 5.26% to 6.875%, and maturity dates ranging from October 7, 1997 to August 10, 1999.

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

         On March 13, 1997 the Company conditionally granted non-qualified stock options to Lumenetics, Inc., a consultant to the Company, to purchase 100,000 shares of common stock at $6.125 per share. These options were granted on the condition, which was fulfilled on October 14 , 1997, that the parties conclude a revised development agreement. In addition, the Company granted non-qualified stock options to a consultant to the Company to purchase 15,000 shares of common stock at $6.125 per share as part of a consulting agreement. The exercise price of such options is the closing market price of the Company's common stock on the date of grant.

         On June 5, 1997 at the Annual Meetings of Shareholders, the shareholders approved an amendment to the 1996 Omnibus Plan, providing that all of the stock options granted automatically to directors of the Company, after the date of amendment, would immediately vest on the date of the grant. Under the terms of the 1996 Omnibus Plan each person who is a continuing director following the Annual Meeting of the

     Shareholders automatically receives 10,000 non-qualified stock options. Consequently on June 6, 1997 the Company granted a total of 50,000 non-qualified stock options to the directors to purchase the common stock of the Company at $6.25 per share. The exercise price of such options is the closing market price of the Company's common stock on the date of grant.

5. On September 26, 1997, the Company conditionally granted non-qualified stock options to a consultant to the Company to purchase up to 30,000 shares of common stock at $7.4375 per share. The grant is subject to the entry of a Consulting Agreement for investment advisory services. The exercise price of the options is the closing market price of the Company's common stock on the date of the grant.

         On September 26, 1997 the Company adopted a Shareholders Rights Plan (the "Plan"). The Plan provides for the distribution of one right as a dividend for each outstanding share of common stock of the Company to holders of record as of October 24, 1997. Each Right entitles shareholders to purchase one unit at a Purchase Price of $50.00. Each unit consists of one-tenth of a share of common stock of the Company and a note equal to nine-tenths of a share of common stock based on the fair market price of the Company's common stock on the date of exercise. The Rights may be exercised only if a person or group either acquires or announces a tender offer to acquire 15% or more of the Company's outstanding common stock, or if a person or group is declared an Adverse Person, as such term is defined in the Plan. The Rights may be redeemed by the Company at a redemption price of one-tenth of a cent per right until 10 days following the date a person acquires 15 percent or more of the Company, or until such later date as may be determined by the Board.

         Under the Plan, if a person or group acquires 15% or more of the Company's common stock, all holders of Rights (other than the acquiring shareholder) may, upon payment of the Purchase Price then in effect, purchase shares of the Company's common stock having a value of twice the Purchase Price. In the event that the Company is involved in a merger or other similar transaction where it is not the surviving corporation, all holders of Rights (other than the acquiring shareholder) shall be entitled, upon payment of the Purchase Price, to purchase common stock of the surviving corporation having a value of twice the Purchase Price. The Rights will expire on October 24, 2007, unless previously redeemed.

6. On August 11, 1997, the Company entered into a new lease agreement for larger office space in Valhalla, New York. Future minimum payments under the new lease will total approximately $22,000 for the remainder of 1997, $104,100 in 1998, $110,600 in 1999, $115,000 in 2000, $121,000 in 2001, and
     $108,300 in 2002.

7. The Company has entered into a series of agreements for research projects and clinical studies. As of September 30, 1997, future payments to be made pursuant to these agreements, under certain terms and conditions, total $710,021 for the remainder of 1997, and $163,953 for 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1996 and for the three and nine-month periods ended September 30, 1997, and September 30, 1996, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodetection ("PD") utilizing Levulan(R), the Company's brand of 5-aminolevulinic acid ("ALA"), for various medical indications. The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements, and public offerings in December 1995 and May 1996. Since the end of the third quarter, the Company completed its Phase III PDT trials for use of Levulan(R) to treat actinic keratoses (AKs). The Company is in the process of compiling all of the data from its AK program for submission of its first New Drug Application ("NDA") to the U.S. Food and Drug Administration. The Company expects to file the NDA during the first quarter of 1998.

     The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., relocated from Tarrytown, New York to larger facilities in Valhalla, New York in October 1997 under the terms of a new five-year lease. The expanded facilities will comprise approximately 5,200 square feet of space. Lease payments will total approximately $22,000 for the remainder of 1997, $104,100 in 1998, $110,600 in 1999, $115,000 in 2000, $121,000 in 2001, and $108,300 in 2002. The
Company believes that this space will accommodate anticipated increases in personnel and operations during the term of the lease.

Financial Condition

     The Company's total assets were $14,820,399 as of September 30, 1997, compared to $20,129,257 as of December 31, 1996. The current rate of decline is within managements' expectations. The decline of current assets will continue as research and development activities proceed. However, the Company is seeking a strategic alliance partner to market its dermatology products and is hopeful that funds which may be raised through this type of transaction would allow the Company to continue to advance all of its current research and development programs and perhaps to expand its activities into new areas. As of September 30, 1997, the Company had outstanding current liabilities of $756,108 as compared to $1,027,467 as of December 31, 1996. The decrease in current liabilities from December 31, 1996 is due to timing of the payment of expenses. Since its inception the Company has had no long-term debt. The Company held United States government securities at a fair market value of $11,059,250 as of September 30, 1997, as compared to $18,033,406 as of December 31, 1996. In the three-month period ending September 30, 1997, the Company incurred an operational loss of

$1,886,289, compared to $1,652,472 for the three-month period ended September 30, 1996. (See "Results of Operations" below).

     The Company cannot guarantee that it will conclude a strategic alliance arrangement and believes, nevertheless, that it has sufficient capital resources to proceed with its current Levulan(R) PDT/PD development program as planned for bladder cancer, hair removal, endometrial ablation, and acne while it awaits review of its AK NDA by the FDA. There can be no assurances, however, that current funds will be sufficient to maintain current research and development spending levels for the duration of the NDA review since the Company cannot determine how long it will take to receive marketing approval, if at all, or whether additional testing requirements will be demanded by the FDA. Furthermore, there can be no assurance that the Company will obtain regulatory marketing approval or have sufficient funds to market Levulan(R) for AKs or for any other indications currently under development. As the development program for Levulan(R) PDT/PD continues, the Company may adjust its priorities on how its resources are to be allocated between current indications and new potential indications. In addition, exact allocation of the proceeds for such purposes and timing of the expenditures will be dependent on various factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, and the availability of additional financing. The Company may, however, enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies. The Company may also acquire, by license, purchase or other arrangement, businesses, technologies, or products that enhance or expand the Company's business. Although the Company is in active strategic alliance discussions for its dermatology products, it may also be desirable or necessary in the future to raise additional funds through financings, corporate alliances or other sources.

         During this third quarter, the Company filed an Investigational New Drug (IND) application with the FDA, to begin a Phase I/II multicenter clinical trial using Levulan(R) PhotoDetection (PD) for bladder cancer. The seven-center study, involving 60 patients, is designed to assess the ability of Levulan(R) PD to detect bladder cancer in high-risk patients compared to current methods of detection. The study will use light sources and cystoscopes provided by Richard Wolf Medical Instruments Corp. The trial was initiated during the fourth quarter. The Company's study follows publications by independent European researchers which reported that ALA PD improved detection of bladder cancers by up to 20% during cystoscopies by urologists, compared to standard white light examination. When precancerous lesions were included, the reported detection increased by 33%. The Company has also provided partial support for an ongoing independent clinical study in Boston using Levulan(R) PD for this indication.

     The Company began a multi-center Phase I/II trial using Levulan(R) PDT for hair removal in the first half of this year. The study is ongoing, with results expected in 1998. The commencement of the Company's next acne study has been deferred until 1998, after the AK NDA is filed. The Company is also supporting an investigator sponsored trial using Levulan(R) PDT for endometrial ablation, which is expected to begin in the fourth quarter.

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

     There can be no assurance that the AK product will be approved or that any other product will be successfully developed, prove to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized.

     Based upon the current status of the Company's research and development program in relation to the mergers and acquisition environment and in order to protect the long-term interests of the Company's shareholders, the Company adopted a Shareholder Rights Plan, on September 26, 1997. (See Note 5 to the Company's Notes to the Consolidated Financial Statements above.) The Company's management is not aware of any takeover activity involving the Company. In addition, the Board of Directors adopted certain amendments to the Company's By-laws and Certificate of Incorporation which are consistent with the goals of the Plan and which will be submitted to shareholders for approval at the Company's next Annual Meeting of shareholders.

     Recently, the Company and PARTEQ, the Company's licensor of ALA, agreed to certain revisions to the License Agreement dated August 27, 1991. Subject to entry of a definitive Revised License Agreement, PARTEQ will receive options to purchase 85,000 options to purchase common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years. The Company has agreed to pay certain minimum royalties and PARTEQ has reduced the amount of royalties which would have been due on sub-license arrangements which the Company may have entered. In addition, PARTEQ has agreed to eliminate Draxis Health, Inc., the Company's former parent, as a guarantor under this Agreement.

Results of Operations

     The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $213,543 for the three-month period ended September 30, 1997, as compared to $225,043 for the three-month period ended September 30, 1996, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1997 was $4,718,969.

     Research and development costs for the three-month period ended September 30, 1997, were $1,724,864 compared to $1,446,074 for the three-month period ended September 30, 1996. The increase in expenditures is attributable to completion of the Phase III AK clinical trials. Research and development costs are expected to increase, as scheduled, with the increasing number of clinical studies and the hiring of additional research and development personnel as necessary. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1997 were $20,301,640. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of $710,021, for the remainder of 1997.

     Operating expenses were $374,968 and $431,441, respectively, for the three-month periods ended September 30, 1997, and September 30, 1996. The decrease in operating expenses over the prior year is due primarily to professional fees paid in 1996 with respect to a potential acquisition which was not completed. Operating expenses are expected, however, to increase in the future as a result of larger facilities and as the Company continues to hire additional financial and administrative personnel, as required, and to establish a regulatory affairs department at the appropriate time.

     The Company incurred a net loss of $5,050,672, or $0.54 per share, for the nine-month period ended September 30, 1997, as compared to a net loss of $4,647,722, or $0.52 per share, for the nine-month period ended September 30, 1996. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1997 were $22,631,599, or $3.83 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage.

Liquidity and Capital Resources

     The Company's United States government securities available for sale have an aggregate cost of $11,074,103 and a current aggregate market value of $11,059,250 as of September 30, 1997, resulting in a net unrealized loss on securities available for sale of $14,853, the provision for which has been charged to shareholders' equity. The decline in the market value of the Company's government securities was the result of fluctuating interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 5.26% to 6.875%, and maturity dates ranging from October 7, 1997 to August 10, 1999. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD. Management is focusing initial pivotal clinical trials on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding (see "Financial Condition"). The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

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

                           PART II- OTHER INFORMATION

Item 1.
          None.
Item 2.
          Changes in Securities and Use of Proceeds.

               On September 26, 1997 the Company adopted a Shareholders Rights Plan (the "Plan"). The Plan provides for the distribution of one right as a dividend for each outstanding share of common stock of the Company to holders of record as of October 24, 1997. Each Right entitles shareholders to purchase one unit at a Purchase Price of $50.00. Each unit consists of one-tenth of a share of common stock of the Company and a note equal to nine-tenths of a share of common stock based on the fair market price of the Company's common stock on the date of exercise. The Rights may be exercised only if a person or group either acquires or announces a tender offer to acquire 15% or more of the Company's outstanding common stock, or if a person or group is declared an Adverse Person, as such term is defined in the Plan. The Rights may be redeemed by the Company at a redemption price of one-tenth of a cent per right until 10 days following the date a person acquires 15 percent or more of the Company, or until such later date as may be determined by the Board.

               Under the Plan, if a person or group acquires 15% or more of the Company's common stock, all holders of Rights (other than the acquiring shareholder) may, upon payment of the Purchase Price then in effect, purchase shares of the Company's common stock having a value of twice the Purchase Price. In the event that the Company is involved in a merger or other similar transaction where it is not the surviving corporation, all holders of Rights (other than the acquiring shareholder) shall be entitled, upon payment of the Purchase Price, to purchase common stock of the surviving corporation having a value of twice the Purchase Price. The Rights will expire on October 24, 2007, unless previously redeemed.

Items 3-5.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

     a) Exhibit 3(ii) - By-laws, as amended by Company's Board of Directors on September 26, 1997.

            Exhibit 4    - Instruments defining the rights of Security holders.
                    4.1  - Stock Certificate.
                    4.2  - Rights Agreement dated September 26, 1997 between
                           DUSA Pharmaceuticals, Inc. and American Stock Transfer & Trust Company as Rights Agent, incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed

                           October 24, 1997.

                    4.3  - Form of Indenture dated as of September 26, 1997
                           between DUSA Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed October 24, 1997.

     b) Form 8-K regarding adoption of the Company's Shareholder Rights Plan was filed on October 24, 1997.

     c) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DUSA PHARMACEUTICALS, INC.



DATE November 11,  1997                 BY:   /S/D. GEOFFREY SHULMAN
                                              -------------------------
                                        D. GEOFFREY SHULMAN, MD, FRCPC
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                        CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

     Exhibit Number                               Description
     --------------                               -----------
Exhibit 3(ii) -            By-laws, as amended by Company's Board of Directors on September
                           26, 1997.
Exhibit 4   -              Instruments defining the rights of Security holders.
        4.1 -              Stock Certificate.
        4.2 -              Rights Agreement dated September 26, 1997 between DUSA Pharmaceuticals,
                           Inc. and American Stock Transfer & Trust Company as Rights Agent,
                           incorporated by reference to Exhibit 1 to the Company's Registration Statement
                           on Form 8-A filed October 24, 1997.
        4.3 -              Form of Indenture dated as of September 26, 1997 between DUSA
                           Pharmaceuticals, Inc. and American Stock Transfer & Trust Company,
                           incorporated by reference to Exhibit 2 to the
                           Company's Registration Statement on Form 8-A filed
                           October 24, 1997.
Exhibit 27 -               Financial Data Schedule, which is submitted electronically to the Securities and
                           Exchange Commission for information only and not filed.