Form 10-K
period 1997-12-31
DUSA PHARMACEUTICALS INC
filed 1998-03-12
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           Securities registered pursuant to section 12(g)of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of March 10, 1998 was $140,249,265.

         The number of shares of common stock outstanding of the registrant as of March 10, 1998 was 9,365,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference to this Report are:

         (1)      Annual Report to Shareholders for the year ended December 31,
                  1997

                           PART II, Item 5;

         (2)      Proxy Statement for the 1998 Annual Meeting of Shareholders

                           PART III, Items 10 through 13.

                                     PART I

         This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as the "Company") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which the Company operates. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 15-16, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

GENERAL

         The Company was incorporated on February 21, 1991, pursuant to the laws of the State of New Jersey under the name Deprenyl USA, Inc. In May 1993, the Company changed its name to DUSA Pharmaceuticals, Inc. The Company's principal executive offices are currently located at, 181 University Avenue, Suite 1208, Toronto, Ontario, Canada, M5H 3M7 (telephone: (416) 363-5059). On March 3, 1994, the Company formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary, to coordinate the research and development efforts of the Company. In October 1997, the subsidiary relocated from its original site in Tarrytown to larger facilities in Valhalla, New York. The Company has financed its development stage operations primarily from sales of securities in public offerings, and in private and offshore transactions that are exempt from registration under the Securities Act of 1933 (the "Act").

         The Company is a pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodetection ("PD"), utilizing Levulan(R), the Company's brand of 5-aminolevulinic acid ("ALA"), for various medical indications. The Company is the developer and exclusive worldwide licensee of certain technology relating to Levulan(R) PDT and PD. See
"Business - PARTEQ License Agreement" below. The Company also owns or is the licensee of certain patents relating to methods for using pharmaceutical formulations containing specified active ingredients, including Levulan(R) for PDT and PD, and related processes and improvements.

         In general, PDT is a two-step medical treatment involving the application of a drug (termed a photosensitizer) that collects preferentially in target tissue followed by the application of controlled light to the photosensitized tissue. Energy from the light activates the photosensitizer, which in PDT destroys or alters the sensitized cells and in PD makes the sensitized cells fluoresce, or "glow". The appropriate combination of drug and light can affect target tissue with relatively minimal damage to surrounding tissue.

          Levulan(R) is unique among PDT/PD agents therapeutically used in that it is a naturally occurring substance found in virtually all human cells. Levulan(R) is also unique in that it is not itself a photosensitizer. After delivery of Levulan(R) to target tissue, it is converted through a cell-based process into the photosensitizer protoporphyrin IX ("PpIX"). PpIX is also found in normal cells. Normally, this process is self-regulating, so that the production of PpIX is limited and no photosensitivity is developed. However, when additional Levulan(R) is supplied either topically or systemically, the self-regulatory step is bypassed and PpIX accumulates. This effect is more pronounced in rapidly growing diseased tissues (such as pre-cancerous and cancerous lesions), conditions characterized by rapidly proliferating inflammatory cells (such as acne) and in certain normally fast-growing tissues (such as hair follicles and the lining of the uterus). Topically applied, Levulan(R) also penetrates skin affected by certain diseases, such as actinic keratoses (pre-cancerous skin lesions) ("AKs"), acne and psoriasis, more than it penetrates the surrounding normal skin. These properties enable Levulan(R) PDT to preferentially react with targeted cells as compared to surrounding cells.

         During 1997, the Company completed its clinical trials for the use of Levulan(R) PDT to treat multiple AKs and is preparing its New Drug Application ("NDA") for submission to the United States Food and Drug Administration ("FDA"). The Company also continued to advance its clinical program utilizing Levulan(R) PDT and PD for several indications noted below under the section entitled "Company's Products and Technology".

COMPANY'S PRODUCTS AND TECHNOLOGY

         The Company follows a development strategy of focusing its resources on selected, priority indications chosen for development based on clinical, regulatory and marketing criteria set by the Company. Although Levulan(R) PDT and PD has shown potential in numerous indications, the Company has focused development primarily on the indications outlined below.

LEAD INDICATIONS

         Actinic Keratoses (AKs). The Company's development program is most advanced for the use of Levulan(R) PDT in the treatment of AKs. AKs are superficial precancerous skin lesions usually appearing as rough, scaly patches of skin with some underlying redness. If left untreated, it is estimated that up to 10% of AKs develop, over time, into squamous cell carcinomas (a form of skin cancer).

          The Company has now completed two parallel Phase III clinical trials using Levulan(R) PDT for treatment of pre-cancerous AKs of the face and scalp. The Phase III trials, at a total of 16 sites across the U.S., involved over 240 patients, each with between 4 and 15 AKs. All patients received either 20% Levulan(R) topical solution, or a placebo vehicle, plus blue light. With the Phase III now complete, the Company is in the process of preparing its first NDA. The Company now expects that its NDA will be completed and filed during the second quarter of 1998. The Company's filing has been somewhat delayed due to the Company's dependence upon certain third-parties for completion of the GMP lots required for the manufacturing section of the NDA. See "Business - Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Photodetection of Bladder Cancer. The Company is also developing a process for detecting bladder cancer using Levulan(R). Two independent European studies of bladder cancer in 82 patients showed the selective accumulation of PpIX in human bladder tumors and precancerous lesions following ALA application. These tumors and lesions showed fluorescence upon exposure to certain wavelengths of light, allowing the identification of malignant and precancerous lesions, including lesions which were missed by routine visual examination. The ALA PD as used by these investigators, improved detection of bladder cancer by up to 20% during cytoscopies by urologists, compared to standard white light examination.

         In May 1997, the Company signed an agreement with Richard Wolf Medical Instruments Corp., to collaborate on the development of the Company's process of detecting bladder cancer with Levulan(R). Subsequently, the Company filed an Investigational New Drug ("IND") application to the FDA, and in November 1997, initiated a Phase I/II multi-center clinical trial using Levulan(R) PD for bladder cancer. The seven-center study, involving 60 patients, is designed to assess the ability of Levulan(R) PD to detect bladder cancer in high-risk patients compared to current methods of detection. The trial is expected to be completed in 1998. See "Business - Light Technology and Devices."

SECONDARY INDICATIONS

         Hair Removal. In an independent pilot study performed by researchers from Massachusetts General Hospital-Harvard Medical School using a Levulan(R) formulation supplied by the Company and a laser light source, researchers achieved hair removal in 12 subjects who were followed for up to six months. In January 1996, the Company entered into a research agreement with this institution to support its ongoing studies. In March 1997, the Company initiated a Phase I/II multicenter clinical study examining the ability of Levulan(R) and a proprietary non-laser light source to permanently remove human hair. This trial is expected to be completed in 1998.

         Endometrial Ablation. On April 23, 1992, the Company entered into a research agreement with Queen's University at Kingston, Ontario, which focused on the development of Levulan(R) PDT as a method of non-surgical endometrial ablation. Independent experimental application of ALA in test models has shown selective PpIX accumulation by the endometrium (the inner lining of the uterus, which is the site of the bleeding), which was then selectively removed (ablated) by light exposure, sparing muscle tissue and the remainder of the uterus. Since then, the Company has supported research by independent investigators using Levulan(R) in human studies at centers in the United Kingdom and the United States which showed a high degree of selectivity by endometrial tissue with no evidence of toxicity. The Company is planning to support a pilot human trial for treatment of endometrial ablation. The development and production of acceptable light devices units took longer than expected, and this trial is now expected to commence during 1998. During 1997, the Company also entered into a license agreement to develop and market an incoherent or non-laser light source for possible use in this indication or others. See "Business - Light Technology and Devices."

         Acne. Based on pre-existing knowledge about ALA activity in sebaceous
(oil) glands, the Company carried out a small fluorescence study in acne patients in 1994. The preliminary results showed specific localization and conversion of ALA to PpIX in the acne lesions, which may indicate that acne could be successfully treated with Levulan(R) PDT. A Company sponsored Phase I/II human clinical trial, started in 1995, confirmed the selective accumulation of PpIX in acne lesions following Levulan(R) application in eight patients. In 1996, the Company carried out a Phase I/II dose-ranging clinical trial using topical Levulan(R) and a proprietary non-laser red light. The study was designed primarily to test safety, and to help guide the development of Phase II clinical trial design, and was therefore not statistically sized to demonstrate efficacy. However the clinical response was encouraging at certain doses, the treatments were well tolerated, and no adverse events were reported. Due to the Company's focus on its lead indications during 1997, the next acne study was deferred until 1998. The Company is now working on a new protocol incorporating multiple treatments using a non-laser blue light source in preparation for a new Phase I/II clinical trial scheduled to begin this year.

EXPLORATORY INDICATIONS

         Since there are numerous other potential therapeutic and cancer detection uses for Levulan(R) PDT/PD, the Company supports research in these areas, as appropriate, with pilot trials, and investigator-sponsored studies, based on clinical, regulatory and marketing criteria predetermined by the Company through the strategic planning process. Some of these uses include topical Levulan(R) for treatment of skin cancers (basal cell carcinoma, squamous cell carcinomas, and cutaneous T-cell lymphomas), psoriasis, onychomycosis and genital warts; and systemic Levulan(R) for detection and or treatment of gastro-intestinal tumors, oral cavity cancer, and prevention of restenosis.

         In March 1997, results from a Company supported, investigator-sponsored study examining the selectivity of Levulan(R) for photodynamic therapy of cervical intraepitheleal neoplasia (CIN) were presented at the meeting of the American Society for Gynecological Oncology. The study showed, confirmed by pathology, that Levulan(R), after 1.5 hours of topical application, demonstrated excellent selectivity for CIN tissue. CIN is a common disorder which is identified in approximately 2-3% of all pap smears (cervical cytology specimens). Although a number of methods of diagnosis and/or treatment are available, or under development, they generally involve surgical removal of some parts of the uterine cervix with possible complications such as bleeding, pain, and infertility. The Company continues to support investigator-sponsored studies in this area.

         In December, 1997, the Company entered an agreement to supply Levulan(R) to an Illinois firm for feasibility studies involving the photodetection and diagnosis of cervico-vaginal diseases and pap smear alternatives technologies. The parties will develop protocols for the studies which will be concluded by the end of 1998. Should the feasibility studies be positive, the parties intend to negotiate a joint development agreement for potential new gynecological products.

         The Company also monitors independent research on ALA PDT, in order to identify new indications for potential development. Encouraging results from human studies were presented at a number of scientific meetings on the use of ALA PDT for diagnosis or treatment of lung cancer, brain cancer, oral cancer, among other cancers. The Company will continue to monitor the progress of these studies and may sponsor investigations which have potential to become DUSA products.

         The Company also actively evaluates and pursues licensing opportunities and patent strategies for potential new compounds, light sources and devices, or improvements to existing Levulan(R) PDT/PD methods and technologies. See "Business - Light Technology and Devices."

LIPOMELANIN

         In August 1993, the Company entered into a worldwide license agreement with researchers from the University of Toronto for a new group of melanins. Melanin is a naturally occurring pigment, which may aid in reflecting and absorbing solar radiation in human skin. A United States compound patent issued in July, 1997. These new compounds, which the Company calls Lipomelanins, chemically bind to the skin and do not wash off easily for extended periods of time. Research indicates that Lipomelanins may be useful as UVA sunscreen agents and for certain cosmetic and industrial purposes. A synthetic melanin specifically designed for use as a black coloring agent for hair has been developed with the assistance of a third-party manufacturer. Samples have been supplied to a significant number of companies for testing. In order to maintain its primary focus on Levulan(R) PDT, the Company is seeking corporate alliances to develop these compounds as cosmetic or pharmaceutical products. The Company does not anticipate significant sales of this product in the near future as further testing and development of scaled-up and commercial size batches will await the interest of a commercial partner. See Note 8f. to the Notes to the Consolidated Financial Statements.

LIGHT TECHNOLOGY AND DEVICES

         The light required for Levulan(R) PDT/PD activation may be produced by a variety of sources. The Company has, from its inception, followed the strategy that Levulan(R) PDT/PD should be developed as integrated drug and light device systems, in which the light sources are tailored to fit specific medical needs; be easy to use; and provide cost-effective therapy. Where feasible, the Company is using non-laser light sources, which appear to be more reliable, and inexpensive, compared to lasers. See "Business Manufacturing." The Company's commercial device development group has experience in the development and regulatory approval process of devices for use in clinical PDT. Together with the rest of the Company's Levulan(R) PDT/PD research and development team, the device group has assisted with the design of, as well as assessment of new light delivery and light measurement devices and technologies. See "Business - Other
Relationships: Consultants."

         As mentioned above, the Company signed an agreement in May 1997, with Richard Wolf Medical Instruments Corp., ("Wolf"), for Wolf to supply at no cost to the Company, proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for the Company's Phase I/II clinical trials for enhanced detection of bladder cancer. The Wolf light device is being utilized in the current clinical trial. The Company also has the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer.

         In addition, the Company entered into a license agreement with a British technology firm in April, 1997 to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program. The license grants rights in territories on an exclusive and non-exclusive basis. The Company paid an execution fee of (pound)10,000 ($16,421) and will pay royalties on sales ranging from 1.25% to 5% depending on the patent status and territory in which sales may occur. The agreement shall remain in effect for twelve years, or until the last of the patent rights has expired, subject to earlier termination for breach or insolvency. The Company is working on a prototype device but does not anticipate sales of such devices in the near future, as the device, once developed and tested in clinical trials, would require FDA approval.

         The longer the wavelength of visible light, the deeper into tissue it penetrates. Short blue wavelengths penetrate only superficially but are potent activators of Levulan(R) PDT/PD, whereas longer red wavelengths penetrate more deeply into tissue (although they are not as potent as blue light) and are the maximum wavelengths which activate Levulan(R) PDT. Therefore, for treatment of superficial lesions of the skin (epidermal lesions) such as AKs and psoriasis, the Company is using relatively inexpensive, non-laser blue light sources, which are designed to treat large areas, such as the entire face or body. For destruction of hair follicles or treatment of diseases which have lesions which may penetrate several millimeters into the skin, e.g. for most forms of cancer, high-powered red light is preferable. The Company has U.S. and foreign patents and patent applications relating to methods of using light devices and devices for use in Levulan(R) PDT. See "Business - Patents and Trademarks."

         In order to treat or detect diseases of certain internal organs, the Company is utilizing existing technology to allow light from non-laser light sources to be focused into a light guide small enough to be inserted into the body. This light is "laser-like" in that it is powerful and can be transmitted internally through a light guide, but is less costly than current lasers. Such non-laser light sources are also easier to use and maintain. However, for certain internal indications, and under certain conditions, laser light sources will still be required.

GOVERNMENT REGULATION

         The manufacture and sale of pharmaceuticals and medical devices in the United States are governed by a variety of statutes and regulations. These laws require, among other things, (i) approval of manufacturing facilities, including adherence to good manufacturing, laboratory and clinical practices (known as "GMPs", "GLPs" and "GCPs", respectively) during production and storage; (ii) controlled research and testing of products; (iii) a submission for governmental review containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought; and (iv) control of marketing activities, including advertising and labeling. The Company's AK PDT product has been tested in the required number of clinical trials prior to submitting an NDA, however, the FDA could request additional testing or data during its review process. The Company's other products still require significant development, including additional preclinical and clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no assurance that the use of Levulan(R) PDT for the treatment of AKs will be approved or that any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals. See "Business - Factors Affection Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Markets outside of the United States have similar restrictions.

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

         The human clinical testing program involves three phases. In Phase I, studies are usually conducted on healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase I studies generally require several months to complete. Phase II studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase II studies generally require from several months to two years to complete. Phase III involves wide scale studies on patients with the same disease in order to provide comparisons with currently available therapies. Phase III studies generally require from six months to four years to complete. The Company is currently conducting Phase I/II studies for photodetection of bladder cancer and permanent hair removal. See "Business - Company's Products and Technology." Data from Phase I, II and III trials are submitted with the NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes and preclinical and clinical trials. For a more specific description of the state of Company's development program, see "Business--Company's Products and Technology" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Levulan(R) for use in PDT/PD is considered by the Company to be a new chemical entity under the Food, Drug & Cosmetic Act ("FD&C Act") in the sense that neither ALA, nor any ester or salt of ALA, has been the subject of an approved NDA. For this reason and because only two similar PDT applications, which were filed by a third party, have been approved by the FDA, the approval process for Levulan(R) PDT may be longer than the approval process for a new drug or device alone.

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

         At present, systems used in PDT/PD meet the definition of a drug/device combination product. The primary responsibility for review of PDT products (drugs and devices) is under the jurisdiction of the FDA's drug center, the Center for Drug Evaluation and Research, with support from the Center for Devices and Radiological Health. The degree and extent of the regulatory requirements for the various components of PDT have not been formally established by the FDA. At present, the Company's PDT devices are being investigated in preclinical and clinical trials under the Company's IND's. There can be no assurance that PDT products will continue to be regulated as combination products or that separate applications for marketing approval will not be required for PDT devices.

         The United States Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch/Waxman Act") permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the Hatch/Waxman Act, new chemical entities approved after September 24, 1984 receive a period of five years' exclusivity from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA by third parties. Similarly, in the case of NDA's for non-new chemical entities approved after September 24, 1984, no "abbreviated NDA" or "paper NDA" may become effective before three years from approval of such non-new chemical entity NDA which include data of new clinical investigations conducted or sponsored by the applicant essential to approval of the application. The Company cannot predict with accuracy whether or not an NDA filed by the Company will be approved for any indication of Levulan(R) PDT/PD or whether any Company NDA will be the first

NDA approved for ALA. The Company believes that since ALA has not been approved for medical use, that the first NDA for ALA which is approved under the Hatch/Waxman Act, will be entitled to the five years' exclusivity, as well as any patent term extension that may be available.

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

         The Company also intends to have its product marketed outside of the United States primarily through corporate partnerships. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. The approval procedure varies from country to country. When designing protocols for clinical studies, the Company intends to do so in a manner that will permit acceptance of the data in the desired countries to minimize unnecessary duplication. However, some countries may require additional studies to be conducted on patients located in their country. With the signing of the Drug Export Amendments Act of the United States in 1986, products not yet approved in the United States may be exported, upon approval of an application to export by the United States government, to certain foreign markets as long as the product is approved by the importing nation. No assurance can be given that the Company will be able to secure approval by the importing nations' regulatory authorities or will be able to participate in the foreign pharmaceutical market. See "Business Patents and Trademarks."

         The time required to complete the government regulatory approval process (i.e., the length of time required by the Company to complete the NDA prior to filing, together with the FDA review process and any additional development activities that may be required) will have a direct effect on whether the Company will maintain its current funding levels for all of the Levulan(R) PDT/PD indications which it is currently supporting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PARTEQ LICENSE AGREEMENT

         The Company entered into the License Agreement effective August 27, 1991 with PARTEQ Research and Development Innovations (the licensing arm of Queen's University, Kingston, Ontario) ("PARTEQ") and Draxis Health, Inc., the Company's former parent ("Draxis"). Under the terms of the License Agreement, the Company has been granted an exclusive worldwide license (with a right to sublicense) to make, have made, use and sell products which are precursors of PpIX, including ALA, under PARTEQ patent rights. The License Agreement covers certain use patent rights. It also includes any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University, and in respect of which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen's University to use the subject matter of the License Agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.

         In late 1997, the Company and PARTEQ agreed to revise the License Agreement and on March 11, 1998 the parties signed an Amended and Restated License Agreement (the "Amended and Restated License Agreement"). As partial consideration for the amended terms, PARTEQ received options to purchase 85,000 shares of common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years. The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. PARTEQ has reduced the amount of royalties which would have been due from the Company on sub-license arrangements from 33% of royalties and sublicensing fees received from sublicensees to 5% of lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. The Company has agreed to pay a minimum royalty of CDN $100,000 on March 31, 1998. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. In addition, PARTEQ has agreed to eliminate Draxis as a guarantor under the Amended and Restated License Agreement. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the Agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the Amended and Restated License Agreement with or without cause upon ninety days notice. The Agreement is effective through the expiration date of the latest United States patent made subject to the Agreement.

         The Company, PARTEQ and Draxis entered into an agreement (the "ALA Assignment Agreement") effective October 7, 1991, whereby the Company assigned to Draxis its rights and obligations under the Original License Agreement insofar as they relate to Canada. In addition, the Company has agreed to disclose to Draxis on an ongoing basis, any technology relating to the subject matter of the License Agreement which would assist Draxis in developing the Canadian market under the assigned rights and which is available to the Company. In consideration of the assignment, Draxis paid directly to PARTEQ or reimbursed the Company for five percent of certain lump sums payable under the License Agreement (i.e., CDN $15,000). Draxis is also responsible for royalties which would otherwise be payable by the Company in accordance with the License Agreement for net Canadian sales of products and sublicensing revenues. Draxis agreed to pay the Company a royalty of two percent of net Canadian sales of products. PARTEQ and the Company intend to revise the ALA Assignment Agreement with Draxis to conform the terms of the assignment to the Amended and Restated License Agreement.

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

         Under the Amended and Restated License Agreement the Company holds an exclusive worldwide license to certain patent rights from Queen's University, four (4) of which have issued in the U.S., one that has issued in New Zealand, and two of which have issued in Australia. A Japanese patent application has also been allowed and the registration fee has been paid. All U.S. patents licensed from PARTEQ relating to ALA are method of treatment patents and as such limit direct infringement to users for the indications covered by the claims, to the extent permitted by law. Currently, applications are pending which would cover certain compositions containing ALA, as well as ALA applicators. While the Company has no reason to believe that any of the foregoing patent applications will not issue, there can be no assurance that such patents will issue.

         Notwithstanding the issuance of any patents based on the above-identified patent applications, other manufacturers and other third parties are free to develop methods of manufacturing and other uses of ALA and to market ALA for such uses, assuming that such parties have obtained appropriate regulatory marketing approval. Certain forms of ALA are commercially available chemical products and ALA is not itself subject to patent protection. Subject to any other protection that may be available to the Company with respect to its proprietary technology, any third party would be free to use ALA in the form now commercially available for any indication not covered by the patents referred to above, assuming that such third party has obtained appropriate approval. The Company is aware of one European company, which may be conducting clinical trials in Europe using ALA PDT to treat dermatological conditions and one European company working on bladder cancer diagnosis, as well as one company having a United States patent that claims the transcutaneous administration of a photosensitizer on target cells in the blood, which refers to ALA. The Company does not have any issued patents in Europe or Canada, nor is it eligible to obtain counterparts in these jurisdictions to its basic U.S. patent covering certain methods for using ALA for PDT. If third parties were to infringe any of the patents of Queen's University, it may not be practical or economical for the Company to enforce its proprietary rights unless the size of the market for ALA products justifies such action.

         The Company is aware that a third party has been issued two United States patents which claim methods for removing hair using, inter alia, "a contaminant ... having a high [light] absorption..." In addition, this third party stated in a prospectus that it has five patent applications pending to extend the coverage of these issued patents. The third party also concludes that its patents cover "any hair removal system that incorporates a light source in conjunction with any substance that penetrates the hair duct." The Company has reviewed the U.S. patents, their foreign counterparts and the prior art cited therein to determine the impact, if any, that they could have on any commercial use of ALA for hair removal. Since

ALA was reported, more than one year prior to the earliest effective filing date of the third party, by an employee and assignor to Queen's University, to cause hair loss in mammalian skin following administration and light irradiation, the Company believes that, in fact, the Queen's University employee was the first individual to report that ALA PDT resulted in hair removal. Conversely, if the third party's conclusion is correct, and if the Company's belief is incorrect, then prior to commercialization of ALA PDT for hair removal the Company could either seek a license of the relevant patents or seek other solutions to avoid potential infringement.

         There can be no assurance that the Company will be free of claims by a third party of infringement of such third party's proprietary rights. There can be no assurance that a license, if necessary, would be available to the Company on commercially reasonable terms or that such third party would not assert a claim for infringement. If such a third party were to assert a claim for infringement, there can be no assurance that the Company would prevail or that such litigation would not have a material adverse effect on the Company. Furthermore, the Company may not be able to afford the expense of defending itself against such a claim. In addition, no assurance can be given that such challenges or claims will not be asserted in the future.

         Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. There is no assurance that the patents owned and licensed by the Company or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of the Company's future products or methods will be patentable or that the products or methods will not infringe upon the patents of third parties. In conjunction with PARTEQ, the Company requested that the United States Patent and Trademark Office (PTO) reexamine two of the four PARTEQ patents in order to cite additional references not considered by the PTO during the original prosecution. As to one of the patents, the PTO decided no reexamination was necessary. The reexamination of the other patent was concluded in 1997 with no amendments made to the claims. The Company will continue to strengthen its patent position whenever feasible.

         Even in the absence of composition of matter patent protection for ALA, commercial benefits to the Company of ALA may continue to be derived from: (i) patents relating to the use of such product (like PARTEQ's patents); (ii) patents relating to special compositions and formulations; and (iii) marketing exclusivity that may be available as a patent term extension under the Hatch/Waxman Act and any counterpart protection available in foreign countries. See "Business - Government Regulation." Effective patent protection also depends on many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of the new drug provisions of the FD&C Act, or similar laws and regulations in other countries.

         The Company intends to seek registration of trademarks in the United States, and other countries where it may market its product when it is sufficiently close to commercialization so that appropriate brand names may be selected in light of the circumstances then existing. To date, two trademark registrations have been issued to the Company, and other applications are pending.

OTHER RELATIONSHIPS

         The Company has entered into various agreements in the ordinary course of business, described in general below, in order to implement its research and development program and to investigate potential new uses for Levulan(R) PDT. Progress of the Company's research and development program could be delayed if the terms of the agreements are not fulfilled by third parties.

         Consultants. The Company maintains a consulting relationship with Guidelines, Inc. ("Guidelines") for the purpose of carrying out, among other responsibilities, preclinical and formulations supervision, clinical trial development, and assistance with the NDA filing and review process. The Company pays retainer fees to Guidelines at a rate of $360,000 per year. Also, the Company pays additional consulting fees to Guidelines if consulting services to the Company exceed 2,600 hours annually. Guidelines has been granted options to purchase up to 20,000 shares of the Company's Common Stock. If for any reason these services are terminated, the Company believes that it could contract with other firms to perform the services provided by Guidelines. However, there is no guarantee that the Company could replace Guidelines without causing a delay to the Company's clinical programs and without an increase in costs.

         The Company has a consulting agreement with Lumenetics, Inc. ("Lumenetics") for services relating to light device technology and development. For the twelve months ending March 31, 1998 the Company will have paid $372,500 in fees. During 1977 the Company granted to Lumenetics options to purchase 100,000 shares of the Common Stock of the Company at $6.125 per share as partial consideration for a revised Consulting and Development Agreement dated October 14, 1997. Lumenetics relinquished royalty interests in devices it developed for the benefit of the Company. Recently, Lumenetics and the Company have agreed that the employees of Lumenetics will become employees of the Company and the consulting relationship will terminate. The Company intends to purchase for approximately $100,000 the assets of Lumenetics which Lumenetics utilized in order to service the Company. In addition, the Company will lease facilities in New England for its new employees. The Company expects that its device and operations group will expand once this transaction is completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Unrestricted Grants. The Company has awarded unrestricted grants to various investigators in the field of Levulan(R) PDT in certain areas of interest to the Company. These studies range from animal model work to pilot human studies under "investigator INDs" in various clinical indications. These grants are awarded and evaluated on an annual basis and, although renewable, are considered on a case-by-case basis.

         Preclinical Research Contracts. The Company has preclinical research contracts with several universities to carry out animal studies in areas relevant to the clinical development of Levulan(R) PDT. Toxicological studies required for drug development work are carried out using contract research organizations.

         Clinical Trials. DUSA-sponsored clinical studies are supported by contracts with clinical trial sites including universities, hospitals and private practitioners

MANUFACTURING

         The Company has identified several potential suppliers of ALA, and has entered an agreement for bulk supply of ALA with a single source. The supplier has represented to the Company that its facilities conform to "good manufacturing and laboratory practices" and other applicable distribution, and quality control procedures set out in the FDA's current regulations. Should any subcontractor delay supply or fail to meet the relevant FDA regulations, commercial product and clinical program would be adversely affected.

         The Company subcontracts the manufacturing and packaging of its clinical Levulan(R) formulations. The Company does not intend at this time to manufacture commercial supplies of Levulan(R) for the AK indication should it be approved. In preparation for FDA approval, the Company is currently working with a third-party manufacturer which has produced commercial quantities of Levulan(R) applicators at its Illinois facilities. However the manufacturer has recently consolidated its operations into its Rhode Island facility, and commercial size batches must be repeated at this facility prior to submission of the Company's AK NDA. The Company and the manufacturer have agreed to enter into a commercial supply agreement. The Rhode Island facility will be inspected by the FDA and the facility must meet all GMP requirements under FDA's current regulations.

         The Company has entered into agreements with two companies for the manufacture of light sources to be used in the Company's Levulan(R) PDT development program. In 1995, the Company entered into a co-development agreement with National Biological Corporation ("NBC") to develop light devices for use in PDT. NBC has the exclusive right to manufacture a sufficient supply of these light sources to meet all of the Company's requirements for clinical and/or commercial distribution. This light device has been used in the Levulan(R) PDT AK clinical trials. The Company and NBC have agreed to enter into a supply agreement for commercial supplies of the light device. In June 1993, the Company entered into an agreement with Sciencetech Inc. to develop light sources for use in PDT. Under this agreement, the Company has the option to manufacture products developed under the agreement. See Note 8(e) to the Notes to the Consolidated Financial Statements. Also see "Business - Light Technology and Devices."

MARKETING AND SALES

         Currently, the Company does not have the capacity to market, sell and distribute Levulan(R) PDT products on its own. The Company is seeking joint venture or other collaborative arrangements with third parties related to specific disease indications or medical specialties such as AK, Lipomelanin and/or gynecological indications as described above. The Company expects that appropriate candidates will have experience in the targeted specialty market, expertise in reimbursement for the therapy, and marketing, sales and distribution channels for drugs and/or devices. Alternatively, the Company may choose to market certain products on its own. At present, the Company is pursuing certain pre-marketing activity in the U.S. and Europe to test patient and physician acceptance of product concepts. As the products proceed through the development program, the Company will continue to carry out certain pre-marketing activities, and evaluate its marketing strategies as permitted by FDA regulations.

         The Company has negotiated a marketing and development agreement, in principle, with a multi-national pharmaceutical company which will market the Company's treatment for AK's worldwide, (excluding Canada), as well as other dermatology products to be developed by the parties. The Company will receive an initial license fee upon the signing of a definitive agreement. Additional milestone payments will be made to the Company upon acceptance of the Company's first dermatology NDA by the FDA, and upon FDA approval to market its first dermatologic indication. The Company will receive transfer fees, royalties based upon revenues and will be reimbursed for certain research and development expenses relating to dermatology indications. Additional milestone payments will be received upon the United States approval of each of the first three additional indications. The companies are currently negotiating a definitive agreement, although there can be no guarantee that such agreement will be successfully concluded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Draxis has been granted the rights to market Levulan(R) PDT in Canada. See "Business - PARTEQ

License Agreement."

COMPETITION

         Commercial development of PDT agents are currently being pursued by a number of companies, including: QLT Photo Therapeutics Inc. (Canada); Miravant, Inc. (U.S.); Pharmacyclics, Inc. (U.S.); Nippon Petrochemicals (Japan); Scotia Pharmaceuticals (United Kingdom); Glaxo Wellcome plc; medac GmbH (Germany)("Medac"); and Photocure (Norway). Photocure may be working at Phase I/II equivalent trials using ALA PDT for dermatological uses, including for certain indications being pursued by the Company. The Company is aware that Medac is developing ALA PDT for bladder cancer diagnosis in Germany and may receive regulatory approval in Germany prior to the Company receiving approval from the FDA. The Company believes that its U.S. patents would be infringed if Medac sold its product in the United States or Japan. See "Business--Patents and Trademarks."

         The Company is also aware from published reports that an Israeli firm, ESC Medical Systems Ltd., ("ESC")has entered a worldwide distribution and supply agreement for a medical grade of ALA (ALA Fine(TM)) for PDT applications. ESC has indicated that it has used ALA Fine(TM) and its Versalight(R) to treat skin cancer in over 1,000 patients. These products are not available in the United States and DUSA believes that the PARTEQ patents would be infringed if the ESC products were made, used or sold in the United States. However, these ESC products, if approved by health regulatory authorities outside of the United States or other countries covered by PARTEQ patents, could compete with certain of the Company's products.

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

         The indications under development represent markets in which large numbers of patients are treated and for which, in the Company's view, the available standard of care may be improved. For example, the current preferred methods of treating AKs are 5-FU for multiple lesions, and cryotherapy using liquid nitrogen for limited numbers of lesions. Although both methods are effective, 5-FU can be irritating and often requires administration for a number of consecutive weeks, while cryotherapy is non-selective, is usually painful at the site of freezing and may cause blistering. However, these treatment modalities for AKs involve procedures which have been proven safe and effective and enjoy patient as well as practitioner acceptance and confidence. This may slow the acceptance and adoption of ALA PDT.

         The Company believes that comparisons of the properties of various photosensitizing PDT drugs will also provide important competitive issues. These properties include formulations available and ease of administration, degree of generalized skin photosensitivity, required doses, the selectivity of the photosensitizer for the target lesion or tissue of interest, and the type and cost of light systems. New drugs or future developments in PDT or in other drug technologies may provide therapeutic or cost advantages for competitive products. No assurance can be given that developments by other parties will not render the Company's products uncompetitive or obsolete.

PRODUCT LIABILITY AND INSURANCE

         The Company is subject to the inherent business risk of product liability claims in the event that the use of its technology or any prospective product is alleged to have resulted in adverse effects during testing or following marketing approval of any such product for commercial sale. The Company maintains product liability insurance for coverage of its clinical trial activities. The Company intends to obtain coverage for commercial supplies when products are expected to enter the marketplace. There can be no assurance that such insurance will continue to be available on commercially reasonable terms or that it will provide adequate coverage against all potential claims.

EMPLOYEES

         The Company has thirteen full-time employees. The Company has employment agreements with its President and Vice President of Scientific Affairs. The Company has purchased key man life insurance, having a face value of CDN. $1,000,000, on Dr. Shulman's life, for which the Company is the named beneficiary. The Company has also retained numerous independent consultants such as Guidelines and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees. The Company is conducting a search for a permanent CFO. Other employees and consultants will be hired by the Company as needed. See "Business - Other Relationships:
Consultants."

         The Company had entered into the Draxis Management Agreement pursuant to which Draxis provided to the Company administrative, financial, scientific and marketing support and other management services which that were required. The Company terminated the Management Agreement effective of February 1, 1997. The Company continues to contract with outside firms and individuals for services required at this early stage in an effort to maintain overhead expense at a minimum. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the PSLRA and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1998 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from managements' estimates and expectations include, but are not limited to, the following:

         a) FDA regulatory approval of its Levulan(R) PDT product for AK and other indications.

         b) Reliance on third-parties for manufacturing and marketing of its drug and light device products.

         c) Changing market conditions and the potential impact of competitive products and their pricing.

         d) Sufficiency of the Company's cash flow and capital funds for existing operations during the FDA's review of its AK NDA.

         e)       Results of on-going clinical trials.

         f)       Timing of development of necessary light sources and devices.

         g)       Patent status.

         h) Entry into a definitive marketing and development agreement with a major pharmaceutical company.

ITEM 2. PROPERTIES

         In November 1996, the Company signed a three-year lease for its new executive office premises located in Toronto, Ontario, Canada, comprising 1,950 square feet of space. The Company's wholly owned subsidiary, DUSA Pharmaceuticals New York, Inc., relocated from Tarrytown, New York, to larger facilities in Valhalla, New York in October 1997 under the terms of a new five-year lease. Lease payments for 1997 totaled $111,906 and future minimum lease payments will total approximately $170,000 in 1998, $179,000 in 1999, and $183,000 in 2000. The Company anticipates that its New York and Toronto, Canada office facilities will be sufficient during the near future, but would be modified as required. The Company expects to lease facilities in New England for the technology employees who were formerly employed by Lumenetics and additional technology and operations employees expected to be hired in the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is hereby incorporated by reference from the section entitled "Shareholder Information" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM  6.          SELECTED FINANCIAL DATA

         The following information is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data for the Company presented below for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, and for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 have been derived from the Company's audited financial statements.

CONSOLIDATED STATEMENT OF OPERATING DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative
                                                                                                                 period from
                                                                                                                 February 21,
                                                                                                                 1991 (date of
                                                                                                                 incorporation
                                                                                                                  to December
                                                           Year ended December 31,                                    31,
------------------------------------------------------------------------------------------------------------------------------
                                      1997            1996            1995            1994            1993             1997
------------------------------------------------------------------------------------------------------------------------------
Revenue                           $   893,147     $ 1,073,006     $   572,742     $   305,891     $ 1,420,282     $  5,185,713
------------------------------------------------------------------------------------------------------------------------------
Research and development
costs                               6,252,830       5,652,442       3,044,979       2,759,254       2,671,302       22,065,600
------------------------------------------------------------------------------------------------------------------------------
Other operating expenses            1,760,409       2,220,883       1,175,296       1,149,361         997,441        7,883,964
------------------------------------------------------------------------------------------------------------------------------
Net loss                           (7,120,092)     (6,800,319)     (3,647,533)     (3,539,892)     (2,248,461)     (24,701,019)
------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per
common share                      $     (0.76)    $     (0.75)    $     (0.65)    $     (0.66)    $     (0.44)    $      (4.10)
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
shares out standing                 9,358,038       9,087,823       5,589,486       5,395,349       5,096,458        6,029,909
------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA

----------------------------------------------------------------------------------------------------------
                                                              As of December 31,
----------------------------------------------------------------------------------------------------------
                                      1997           1996           1995           1994           1993
----------------------------------------------------------------------------------------------------------
Total Assets                      $13,081,248    $20,129,257    $20,827,578    $10,563,779    $13,754,195
----------------------------------------------------------------------------------------------------------
Cash and investment securities     12,767,142     19,719,496     20,479,592     10,198,329     13,298,715
----------------------------------------------------------------------------------------------------------
Shareholders' equity               12,019,351     19,101,790     20,219,240     10,132,850     13,364,557
----------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The financial information included herein should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained therein.

GENERAL

         The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy
(PDT) and photodetection (PD) utilizing Levulan(R). The Company has completed two parallel Phase III clinical trials using Levulan(R) PDT for treatment of pre-cancerous AKs, and is in the process of compiling the NDA to be filed with the FDA. The Company's filing has been delayed as a result of the consolidation of its third-party manufacturer's facilities. While commercial quantities of Levulan(R) were produced in one facility, new batches are being made at the new facility prior to the submission of the Company's NDA. The manufacturer's facility will be inspected by the FDA and the facility must meet all GMP requirements under FDA's current regulations. The Company now expects to file its NDA during the second quarter of 1998 based upon the third-party's ability to validate its new facility and produce the Company's required GMP batches. Various other indications are at exploratory, Phase I or Phase II stage. See "Business - Company's Products and Technology; - Manufacturing." Since its inception, the Company has primarily devoted its resources to funding research and development and as a result the Company has experienced significant operating losses. As of December 31, 1997, the Company had an accumulated deficit of $24,701,019.

         The Company's transition from a development-stage company to a profitable operating company is dependent upon the filing of its AK NDA and subsequent marketing approval by the FDA. Although the Company believes its clinical trials support the product's safety and efficacy, there can be no assurance that the product will be approved by the FDA. Additionally, the Company intends to rely on third-parties to market Levulan(R) PDT for AK. There can be no assurance that a successful market will develop.

         The Company has negotiated a marketing and development agreement, in principle, with a multi-national pharmaceutical company which will market the Company's treatment for AK's worldwide, (excluding Canada), as well as other dermatology products to be developed by the parties. The Company will receive an initial license fee upon the signing of a definitive agreement. Additional milestone payments will be made to the Company upon acceptance of the Company's first dermatology NDA by the FDA, and upon FDA approval to market its first dermatologic indication. The Company will receive transfer fees, royalties based upon revenues and will be reimbursed for certain research and development expenses relating to dermatology indications. Additional milestone payments will be received upon the United States approval of each of the first three additional indications. The companies are currently negotiating a definitive agreement, although there can be no guarantee that such an agreement will be successfully concluded.

         Based upon the progress of the Company's research and development program in the context of the current mergers and acquisition environment and in order to protect the long term interest of the Company's shareholders, the Company adopted a Shareholders Rights Plan, on September 26, 1997. See Note 6 to the Company's Notes to the Consolidated Financial Statements. The Company's management is not aware of any takeover activity involving the Company. In addition, the Board of Directors adopted certain amendments to the Company's By-laws and Certification of Incorporation which are consistent with the goals of the Plan and which will be submitted to shareholders for approval at the Company's next Annual Meeting of Shareholders.

         In late 1997, the Company and PARTEQ agreed to revise the License Agreement and on March 11, 1998 the parties signed the Amended and Restated License Agreement. As partial consideration, PARTEQ received options to purchase 85,000 shares of common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years. The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. PARTEQ has reduced the amount of royalties which would have been due from the Company on sub-license arrangements from 33% of royalties and sublicensing fees received from sublicensees to 5% of lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. The Company has agreed to pay a minimum royalty of CDN $100,000 on March 31, 1998. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. In addition, PARTEQ has agreed to eliminate Draxis as a guarantor under the Amended and Restated License Agreement. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the Agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the Amended and Restated License Agreement, with or without cause, upon ninety days notice. The Agreement is effective through the expiration date of the latest United States patent made subject to the Agreement.

         PARTEQ and the Company have also agreed to amend the ALA Assignment Agreement with Draxis dated October 7, 1991, so that the terms (which assign the Canadian rights from PARTEQ to Draxis) will be consistent with the Amended and Restated License Agreement. See Note 8a. to the Company's Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its development stage operations primarily from sales of securities in public offerings. In May, 1996 the Company completed a public offering in which 750,000 shares of its Common Stock were sold at $7.20 per share, resulting in the Company receiving $4,762,938, which was net of offering costs of $637,062. In December 1995, the Company had sold 3,000,000 shares of its Common Stock at $5.50 per share, and received $14,553,679, which was net of offering costs of $1,946,321. $2,250,000 of the proceeds from the December 1995 offering were used to repurchase options held by Draxis (see below).

         As of December 31, 1997, the Company's total assets, consisting primarily of United States government securities available for sale, were $13,081,248 as compared to $20,129,257 as of December 31, 1996. The Company's United States government securities available for sale have an aggregate cost of $8,760,498 and a current aggregate market value of $8,733,875 as of December 31, 1997, resulting in a net unrealized loss on securities available for sale of $26,623 provision for which has been charged to shareholders' equity. At December 31, 1996, the aggregate cost was $18,061,432 and had a market value of $18,033,406 resulting in an unrealized loss of $28,026. The market value of the Company's government securities fluctuates, with changes in interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's U.S. government securities currently have yields ranging from 4.73% to 6.31%, and maturity dates ranging from January 27, 1998 to August 10, 1999. As of December 31, 1996 the Company's U.S. government securities had yields ranging from 4.52% to 6.85% and maturity dates ranging from January 15, 1997 to August 10, 1999. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves as needed for the funding of its development plan on a short-term and long-term basis.

         As of December 31, 1997, the Company had current liabilities of $1,061,897 as compared to $1,027,467 as of December 31, 1996, an increase of $34,430. Since its inception, the Company has had no long term debt, nor does it have any plans to enter into any such financial arrangements.

         Management is currently focusing its attention and its funds on preparation of the AK NDA, clinical trials of its bladder cancer detection indication and securing additional funds for the Company, preferably through a strategic alliance, or other financing activity. See reference above under "General" to marketing and development agreement. Full development and testing of all potential indications which are currently under development would require additional funding. The timing of the expenditures will be dependent on various factors, including the filing of its AK NDA, progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. There can be no assurance, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. Consequently, in order to maintain continuing research and development programs, it will be necessary to raise additional funds through future corporate alliances, financings, or other sources.

         If sufficient funds are available, the Company may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. In April 1997, the Company entered into a license agreement for exclusive and non-exclusive territories to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program . See "Business - Light Devices and Technology." The Company will be actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, or provide funding for research projects.

         The Company has thirteen full-time employees. The Company has employment agreements with its President and Vice President of Scientific Affairs. The Company has purchased key man life insurance, having a face value of CDN. $1,000,000, on Dr. Shulman's life, for which the Company is the named beneficiary. The Company has also retained numerous independent consultants such as Guidelines and Lumenetics and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees. The Company is conducting a search for a permanent CFO. Recently, Lumenetics and the Company have agreed that the employees of Lumenetics will become employees of the Company and the consulting relationship will terminate. See Note 8g. to the Company's Notes to the Consolidated Financial Statements. The Company intends to purchase for approximately $100,000 the assets of Lumenetics which Lumenetics utilized in order to service the Company. In addition, the Company will lease facilities in New England for its new employees. The Company expects that its device and operations group will expand once this transaction is completed. Other employees and consultants will be hired by the Company as needed. See "Business - Other Relationships: Consultants."

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

         The Company has had no sales to date. At the current time, the Company's most advanced clinical program in Levulan(R) PDT/PD is for actinic keratoses (AKs). The Company has completed two parallel Phase III clinical trials using Levulan(R) PDT for treatment of pre-cancerous AKs of the face and scalp. With the Phase III now complete, the Company is in the process of preparing its first NDA. The Company anticipates that the NDA will be filed with the FDA during the second quarter of 1998, but the timing is dependent upon a third-party who is not within the Company's control. Delays in this process would delay potential FDA marketing approval and could have a significant impact on the financial strength of the Company.

         In March 1997, the Company initiated a Phase I/II multicenter clinical study examining the use of Levulan(R) and a proprietary non-laser light source for human hair removal. The trials are expected to be completed in 1998.

         In May 1997, the Company signed an agreement with Richard Wolf Medical Instruments Corp., to collaborate on the development of the Company's Levulan(R) PD process for enhanced detection of bladder cancer. Under the agreement, Wolf will provide, at no cost to the Company, proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for the Company's clinical trials for this indication. The Company and Wolf intend to co-operate in the marketing of the Levulan(R) PD system for bladder cancer detection, once the appropriate approval has been received from the FDA. The Company also has the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer. In November 1997, the Company commenced a multicenter Phase I/II clinical trial Levulan(R) PD for bladder cancer in the U.S.

         Also during the year the Company entered into a license agreement to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program. The Company paid an execution fee of (pound)10,000 ($16,421), and has agreed to pay royalties on sales ranging from 1.25% to 5%.

         The Company has been developing plans for further clinical trials in acne and hair removal. In addition, the Company continued its pilot work on endometrial ablation, by supporting plans for a Phase I/II investigator IND clinical trial. See "Business - Company's Products and Technology." See Note 8h. to the Company's Notes to the Consolidated Financial Statements.

         The time required to complete the government regulatory approval process (i.e., the length of time required by the Company to complete the NDA prior to filing, together with the FDA review process and any additional development activities that may be required) will have a direct effect on whether the Company will maintain its current funding levels for all of the Levulan(R) PDT/PD indications which it is currently supporting. In order to maintain the research and development program as now planned through 1998 and beyond, the Company will need to raise additional funds. It may enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which it will seek to have an alliance partner make upfront and/or milestone payments, and assume certain of the costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. As stated above, the Company is currently engaged in serious negotiations with a multi-national pharmaceutical company for such an arrangement. However, there is no assurance at this time that a transaction will be consummated. To the extent that the Company is unable to enter into such arrangements, it will require separate funding to complete the regulatory approval process for bladder cancer detection. There can be no assurance that the Company will have sufficient funds to obtain approval of any product, that any product will be successfully developed, proven to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. In the absence of additional funding in the first half of 1998, the Company intends to allocate research and development funds primarily to its bladder cancer photodetection trials but would likely delay further development of other secondary indications.

         Interest income, earned primarily on United States government securities, decreased to $891,088 for the year ended December 31, 1997, as compared to $1,074,902 for the year ended December 31, 1996, as the Company continues to expend funds for ongoing research and development. Interest income, the only significant source of income at the current time, is expected to decline as funds are expended for research and development programs. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 was $4,905,610.

         Research and development costs for the year ended December 31, 1997 were $6,252,830 as compared to $5,652,442 for the year ended December 31, 1996, an increase of 10.6%. The increase in costs reflects the completion of multiple multi-center Phase III trials for AK, preparation for the filing of the AK NDA, and preparation for a initiation of the bladder cancer PD Phase I/II trial. Should the Company complete a strategic alliance in the near term, the Company would utilize additional funds received to accelerate its clinical program. Research and development costs could increase up to approximately 20% above 1997 expenditures. Should additional funds not be available, research and development expenditures for 1998 would be significantly reduced from 1997 levels. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 were $22,065,600. Costs and development fees associated with agreements for research projects and clinical studies commit the Company to make payments during 1998 of $1,611,441 and $125,800 in 1999. See Note 8h. to the Company's Notes to the Consolidated Financial Statements. See also "Business - Other Contractual Relationships."

         Operating expenses were $1,760,409 for the year ended December 31, 1997, compared to $2,220,883 for the year ended December 31, 1996. In the year ending December 31, 1996, the Company recorded a compensation expense of $557,260, as result of extending the expiration period on stock options from five years to ten years. See "Results of Operations - Year ended December 31, 1996 versus Year ended December 31, 1995." Net of the compensation costs in 1996, operating expenses continue to increase as a result of hiring of additional personnel, investor relations expenditures, and activities related to identifying and examining potential strategic alliances for its business. Operating costs are expected to increase in the future as the Company continues to add personnel, including additional executive officers in expectation of FDA approval of its AK NDA.

         The Company incurred a net loss of, $7,120,092, or $0.76 per share for the year ended December 31, 1997, as compared to a net loss of $6,800,319, or $0.75 per share, for the year ended December 31, 1996. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 were $24,701,019, or $4.10 per share. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage. The Company expects to incur additional operating losses, as it continues to progress with its research and development program and clinical trials, until it can develop sufficient revenues from sales of its products to cover all costs and expenses. The Company's revenues to date have been limited and substantially all of the Company's revenues have consisted of interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market proprietary products. There is no way to accurately predict the timing or magnitude of revenues from the marketing of Levulan(R) PDT for any indication or whether any revenues will ever be realized.

YEAR 2000 COMPLIANCE. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year. The Company has recently purchased and installed information systems, consisting of hardware and software supplied by third parties, which are Year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company intends to develop a plan to communicate with the unrelated parties, including its regulatory consultants with whom it deals, to coordinate Year 2000 compliance. The costs incurred in addressing Year 2000 compliance will be expensed as incurred, in compliance with GAAP.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

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

         Operating expenses were $2,220,883 for the year ended December 31, 1996, compared to $1,175,296 for the year ended December 31, 1995. Operating expenses increased as a result of hiring of additional personnel, investor relations expenditures, and activities related to identifying and examining potential strategic alliances for its business. On February 16, 1996 the Company's Board of Directors, subject to shareholder and regulatory approval, extended the term of certain restricted stock options granted prior to August 1994 from five years to ten years. The action was taken to make these prior grants comparable to terms of all the options granted under the Company's existing 1996 Omnibus Plan. The excess of the market value of the Common Stock over the exercise price of the options at the date of the extension of $557,260 has been recorded as an addition to Common Stock and the related compensation expense has been recorded. This transaction did not have a cash impact on the Company but increased the net loss for the year ended December 31, 1996 by approximately $.06 per share.

         The Company incurred a net loss of $6,800,319, or $0.75 per share, for the year ended December 31, 1996, as compared to a net loss of $3,647,533, or $.65 per share, for the year ended December 31, 1995.

         Prior to the Company's public offering in December, 1995, Draxis owned approximately 1 million shares of the Company's Common Stock and held options to purchase 2 million shares of the Company at an exercise price of $9.00 per share, expiring in September 2000. As previously reported, the Company repurchased the options held by Draxis on December 21, 1995 at a price of $1.125 per option. In March, 1996, Draxis sold its remaining interest in the Company, being approximately 1 million shares, in a secondary offering. Only one director of the Company remains on the boards of directors of both Draxis and the Company. For the remainder of 1996, the Company continued to utilize services of several Draxis personnel under the terms of the Draxis Management Agreement while the Company increased its own staff. The Company did not use any services from Draxis after 1996 and the Draxis Management Agreement was terminated effective February 1, 1997 as provided by the agreement.

         During 1996, the Company filed for and obtained approval to be de-listed from the Toronto Stock Exchange ("TSE"). The Company had concluded that the volume of trading on the TSE, and the change in relationship with Draxis did not justify the expense of being listed on the TSE.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

         Interest income of $579,092 for the year ended December 31, 1995, earned primarily on United States government securities, declined from $709,375 for the year ended December 31, 1994, as fewer funds were available for investment prior to the consummation of the December 1995 offering.

         Research and development costs for the year ended December 31, 1995 were $3,044,979, as compared to $2,759,254 for the year ended December 31, 1994. The increase in expense reflected the expansion of controlled clinical trials for Levulan(R) PDT. During 1995, the Company advanced its development program for the same indications being researched in 1994. Operating expenses were $1,175,296 for the year ended December 31, 1995, consistent with operating expenses of $1,149,361 for the year ended December 31, 1994.

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

EFFECT OF UNITED STATES STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, 131

        New Statements of Financial Accounting Standards - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements as of

December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statements establishes standards for the way that a public business enterprise reports information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for the Company's financial statements as of December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS SAFE HARBOR

        This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales, the sufficiency of the Company's cash resources for the Company's future liquidity, the completion of a definitive agreement for the marketing and further development of its dermatological products and its capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, clinical results of its trials, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company's products, and the maintenance of the Company's patent portfolio, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report..........................................       F-1
Consolidated Balance Sheets...........................................       F-2
Consolidated Statements of Operations.................................       F-3
Consolidated Statements of Shareholders' Equity.......................       F-4
Consolidated Statements of Cash Flows.................................       F-7
Notes to the Consolidated Financial Statements........................       F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference to the sections entitled "Nominees", "Executive Officers Who are not Directors", and "Compliance with Section 16(a) of the Exchange Act" of the Registrant's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to the sections entitled "Director Compensation", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Performance Graph", "Option Grants in 1997", "Aggregate Option Exercises in 1997 and Option Values at December 31, 1997", and "Other Compensation" of the Registrant's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Transactions" of the Registrant's 1998 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       List of Financial Statements and Schedules

                                                                            Page
                                                                           Number
                                                                           ------
         INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS
         INCORPORATED HEREIN BY REFERENCE:

         Independent Auditors' Report...................................    F-1
         Consolidated Balance Sheets....................................    F-2
         Consolidated Statements of Operations..........................    F-3
         Consolidated Statements of Shareholders' Equity................    F-4
         Consolidated Statements of Cash Flows..........................    F-7
         Notes to the Consolidated Financial Statements.................    F-9

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

                  10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998.

                  10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

                  10(g) 1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;

                  10(h) 1996 Omnibus Plan, as amended, filed as Exhibit 1 to Registrant's Schedule 14A definitive Proxy Statement dated April 28, 1997, and is incorporated herein by reference;

                  13 1997 Annual Report to Shareholders (only those portions which are incorporated herein by reference) to be filed with the Registrant's 1998 Proxy Statement.

                  27 Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1997.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 1997, 1996, 1995 and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to December 31, 1997:

         Independent Auditors' Report...................................................    F-1

         Consolidated Balance Sheets as of December 31, 1997 and 1996...................    F-2

         Consolidated Statements of Operations for the Years Ended December 31,
         1997, 1996 and 1995, and for the Cumulative Period from February 21,
         1991 (Date of Incorporation) to December 31, 1997..............................    F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995, and for the Cumulative Period from
         February 21, 1991 (Date of Incorporation) to December 31, 1997.................    F-4

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1997, 1996 and 1995, and for the Cumulative Period from February 21,
         1991 (Date of Incorporation) to December 31, 1997..............................    F-6

         Notes to the Consolidated Financial Statements.................................    F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors
DUSA Pharmaceuticals, Inc.
Toronto, Ontario

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company") (a development stage company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period from February 21, 1991 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from February 21, 1991 (date of incorporation) to December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage.




Deloitte & Touche LLP
Kansas City, Missouri
February 12, 1998, except for Note 8a,
   as to which the date is March 11, 1998

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,         DECEMBER 31,
                                                                             1997                 1996
                                                                             ----                 ----
ASSETS
CURRENT ASSETS
   Cash (interest bearing)                                               $  4,033,267         $  1,686,090
   U.S. government securities available for sale, at market
                (cost - $8,760,498 and $18,061,432, respectively)
                (Note 3)                                                    8,733,875           18,033,406
     Accrued interest receivable                                               87,792              208,970
     Other current assets                                                      84,151               78,367
                                                                         ------------         ------------
                                                                           12,939,085           20,006,833
FIXED ASSETS (NOTE 4)                                                         142,163              122,424
                                                                         ------------         ------------
                                                                         $ 13,081,248         $ 20,129,257
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $    745,074         $    867,068
     Accrued charges                                                          316,823              160,399
                                                                         ------------         ------------
                                                                            1,061,897            1,027,467
                                                                         ------------         ------------

COMMITMENTS AND CONTINGENCY (NOTE 8)

SHAREHOLDERS' EQUITY (NOTE 6)
    Common stock, no par, 20,000,000 shares authorized,
         9,365,950 and 9,355,950 issued and outstanding,
         respectively                                                      36,746,993           36,710,743
     Deficit accumulated during the development stage                     (24,701,019)         (17,580,927)
     Net unrealized loss on U.S. government securities available
         for sale (Note 3)                                                    (26,623)             (28,026)
                                                                         ------------         ------------
                                                                           12,019,351           19,101,790
                                                                         ------------         ------------
                                                                         $ 13,081,248         $ 20,129,257
                                                                         ============         ============

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                                                FEBRUARY 21,
                                                                                                               1991 (DATE OF
                                                    YEAR ENDED          YEAR ENDED         YEAR ENDED          INCORPORATION)
                                                    DECEMBER 31,        DECEMBER 31,       DECEMBER 31,        TO DECEMBER 31,
                                                       1997                1996                1995                1997
                                                       ----                ----                ----                ----
REVENUE
         Interest income                           $   891,088         $ 1,074,902         $   579,092         $  4,905,610
         Gain (loss) on foreign currency
            exchange                                     2,059              (1,834)             (4,779)              20,276
         Gain on sale of U.S. government
            securities                                      --                 (62)             (1,571)             322,659
         Unrealized loss on U.S. government
            securities available for sale                   --                  --                  --              (62,832)
                                                   -----------         -----------         -----------         ------------
                                                       893,147           1,073,006             572,742            5,185,713
                                                   -----------         -----------         -----------         ------------
RESEARCH AND DEVELOPMENT
COSTS                                                6,252,830           5,652,442           3,044,979           22,065,600
                                                   -----------         -----------         -----------         ------------
OPERATING COSTS
         General and administration                  1,706,113           2,193,560           1,150,833            7,747,935
         Depreciation and amortization                  54,296              27,323              24,463              136,029
                                                   -----------         -----------         -----------         ------------
                                                     1,760,409           2,220,883           1,175,296            7,883,964
                                                   -----------         -----------         -----------         ------------
LOSS BEFORE CUMULATIVE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                (7,120,092)         (6,800,319)         (3,647,533)         (24,763,851)
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                     --                  --                  --               62,832
                                                   -----------         -----------         -----------         ------------
NET LOSS                                           $(7,120,092)        $(6,800,319)        $(3,647,533)        $(24,701,019)
                                                   ===========         ===========         ===========         ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                       $     (0.76)        $     (0.75)        $     (0.65)        $      (4.10)
                                                   ===========         ===========         ===========         ============

WEIGHTED AVERAGE NUMBER OF                           9,358,038           9,087,823           5,589,486            6,029,909
COMMON SHARES OUTSTANDING                          ===========         ===========         ===========         ============

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                       NET
                                                                                                    UNREALIZED
                                                                                                  GAIN (LOSS) ON
                                                                                    DEFICIT            U.S.
                                                                                  ACCUMULATED       GOVERNMENT
                                                                                  DURING THE        SECURITIES          NOTE
                                                                   COMMON         DEVELOPMENT      AVAILABLE FOR     RECEIVABLE
                                                                   STOCK             STAGE              SALE        FROM DIRECTOR
BALANCE, FEBRUARY 21, 1991
(date of incorporation)                                         $         -       $         -        $       -        $      -
Issuance of 2,200,000 shares of common stock for note
  and cash at $0.75 per share (Note 6)                            1,650,000                 -                -               -
Net loss                                                                  -          (193,292)               -               -
                                                                -----------       ------------       ----------       ---------
BALANCE, DECEMBER 31, 1991                                        1,650,000          (193,292)               -               -
Issuance of 2,875,000 shares of common stock at $6.00
  per share through a public offering (net of stock
  offering costs of $2,464,872) (Note 6)                         14,785,128                 -                -               -
Issuance of Underwriters' Purchase Options  for 125,000
  Units for cash at $.0008 per unit (Note 7c)                           100                 -                -               -
Receipt of Section 16(b) common stock profits (Note 6)               17,125                 -                -               -
Net loss                                                                  -        (1,151,430)               -               -
                                                                -----------       ------------       ----------       ---------
BALANCE, DECEMBER 31, 1992                                       16,452,353        (1,344,722)               -               -
Issuance of 1,000 shares of common stock for cash at
  $5.39 (CDN. $6.79) per share (Note 7b)                              5,387                 -                -               -
Issuance of 12,500 shares of common stock for cash at
  $5.44 (CDN. $6.79) per share (Note 7b)                             68,047                 -                -         (68,047)
Issuance of 100,000 shares of common stock for cash at
  $5.00  per share (Note 6)                                         500,000                 -                -               -
Net loss                                                                  -        (2,248,461)               -               -
                                                                -----------       ------------       ----------       ---------
BALANCE, DECEMBER 31, 1993                                       17,025,787        (3,593,183)               -         (68,047)
Issuance of 250,000 shares of common stock for cash at
  $4.80  per share (Note 6)                                       1,200,000                 -                -               -
Net unrealized loss on U.S. government securities
  available for sale                                                      -                 -         (891,805)              -
Net loss                                                                  -        (3,539,892)               -               -
                                                                -----------       ------------       ----------       ---------
BALANCE, DECEMBER 31, 1994                                       18,225,787        (7,133,075)        (891,805)        (68,047)

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                                                                                                         NET
                                                                                                     UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                                                     DEFICIT             U.S.
                                                                                   ACCUMULATED        GOVERNMENT
                                                                                    DURING THE        SECURITIES        NOTE
                                                                   COMMON           DEVELOPMENT      AVAILABLE FOR    RECEIVABLE
                                                                    STOCK             STAGE              SALE        FROM DIRECTOR
BALANCE, DECEMBER 31, 1994                                       $18,225,787       $ (7,133,075)      $(891,805)      $ (68,047)
Issuance of 3,000,000 shares of common stock for cash at
   $5.50  per share through a public offering (net of stock
   offering costs of $1,946,321)  (Note 6)                        14,553,679                  -               -               -
Issuance of Underwriters' Purchase Options  for 300,000
   shares of common stock for cash at $.001 per share
   (Note 7c)                                                             300                  -               -               -
Issuance of 40,000 shares of common stock for cash at
   $4.95 (CDN. $6.79) per share (Note 7b)                            197,945                  -               -               -
Issuance of 50,000 shares of common stock for cash at
   $4.98 (CDN. $6.79) per share (Note 7d)                            249,028                  -               -               -
Net unrealized gain on U.S. government securities
   available for sale                                                      -                  -         929,528               -
Payment received on note receivable from director (Note 6)                 -                  -               -          53,433
Redemption of Draxis Option for 2,000,000 shares of
   common stock for cash at $1.125 per option (Note 7c)           (2,250,000)                 -               -               -
Net loss                                                                   -         (3,647,533)              -               -
                                                                 -----------       ------------       ---------       ---------
BALANCE, DECEMBER 31, 1995                                        30,976,739        (10,780,608)         37,723         (14,614)
Extension of outstanding stock option terms (Note 6)                 557,260                  -               -               -
Issuance of 750,000 shares of common stock for cash at
   $7.20 per share through a public offering (net of stock
   offering costs of $637,062)  (Note 6)                           4,762,938                  -               -               -
Issuance of 56,700 shares of common stock for cash at
   $4.97 (CDN. $6.79) per share (Note 7b)                            281,733                  -               -               -
Issuance of 8,750 shares of common stock for cash at
   $3.43 (CDN. $4.69) per share (Note 7b)                             30,042                  -               -               -
Issuance of 7,500 shares of common stock for cash at
   $7.96 (CDN. $10.88) per share (Note 7b)                            59,726                  -               -               -
Issuance of 4,500 shares of common stock for cash at
   $9.39 (CDN. $12.88) per share (Note 7b)                            42,267                  -               -               -
Issuance of Underwriters' Purchase Options for 37,500
   shares of common stock for cash at $.001 per share
   (Note 7d)                                                              38                  -               -               -
Payment received on note receivable from director (Note 6)                 -                  -               -          14,614
Net unrealized loss on U.S. government securities for sale                 -                  -         (65,749)              -
Net loss                                                                   -         (6,800,319)              -               -
                                                                 -----------       ------------       ---------       ---------
BALANCE, DECEMBER 31, 1996                                        36,710,743        (17,580,927)        (28,026)              -

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                                                                                                        NET
                                                                                                     UNREALIZED
                                                                                                   GAIN (LOSS) ON
                                                                                      DEFICIT           U.S.
                                                                                    ACCUMULATED      GOVERNMENT
                                                                                    DURING THE       SECURITIES          NOTE
                                                                    COMMON          DEVELOPMENT     AVAILABLE FOR     RECEIVABLE
                                                                    STOCK              STAGE            SALE        FROM DIRECTOR
BALANCE, DECEMBER 31, 1996                                       $36,710,743       $(17,580,927)      $(28,026)       $    -
Issuance of 10,000 shares of common stock for cash at
         $3.625 per share  (Note 7b)                                  36,250                  -              -             -
Net unrealized gain on U.S. government securities for sale                 -                  -          1,403             -
Net loss                                                                   -         (7,120,092)             -             -
                                                                 -----------       ------------       --------        ------
BALANCE, DECEMBER 31, 1997                                       $36,746,993       $(24,701,019)      $(26,623)       $    -
                                                                 ===========       ============       ========        =======

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                     FEBRUARY 21,
                                                                                                                    1991 (DATE OF
                                                                                                                    INCORPORATION)
                                                            YEAR ENDED         YEAR ENDED         YEAR ENDED              TO
                                                            DECEMBER 31,       DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                               1997               1996               1995                1997
CASH FLOWS USED IN OPERATING
ACTIVITIES
Net Loss                                                   $ (7,120,092)      $ (6,800,319)      $ (3,647,533)      $ (24,701,019)
Adjustments to reconcile net loss to net cash used in
    operating activities
Amortization of premiums and accretion of
 discounts on U.S. government securities
 available for sale and investment securities, net             (170,072)           (11,574)            (4,789)              2,472
Depreciation and amortization                                    54,296             27,323             24,463             136,029
Loss (gain) on foreign currency exchange                         (2,059)             1,834              4,779             (20,276)
Loss (gain) on sale of U.S. government  securities
  available for sale                                                  -                 62              1,571            (322,659)
Unrealized loss on U.S. government  securities
 available for sale                                                   -                  -                  -              62,832
Cumulative effect of change in accounting principle                   -                  -                  -             (62,832)
Write-off of intangible assets                                        -                  -                  -             307,519
Compensation expense  resulting from extension of
  outstanding stock options terms                                     -            557,260                  -             557,260
Changes in other assets and liabilities impacting
 cash flows from operations:
Accrued interest receivable                                     121,178            (27,120)            67,342             (87,792)
Other current assets                                             (5,784)            36,033            (47,153)            (84,151)
Accounts payable                                               (121,994)           437,278            131,917             745,074
Accrued charges                                                 156,424            (18,149)            45,502             316,823
License agreement obligations                                         -                  -                  -             (12,203)
                                                           ------------       ------------       ------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                        (7,088,103)        (5,797,372)        (3,423,901)        (23,162,923)
                                                           ------------       ------------       ------------       -------------

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES
Purchases of U.S. government securities available
   for sale and investment securities                       (12,563,994)       (14,405,081)       (22,145,662)       (102,661,429)
Proceeds from maturing U.S. government
   securities available for sale and investment
   security                                                  22,035,000         15,600,000          1,950,000          40,445,000
Proceeds from sale of U.S. government securities
   available for sale                                                 -                  -         11,839,009          53,776,118
Intangible assets                                                     -                  -                  -            (193,022)
 Purchases of fixed assets                                      (74,035)           (98,011)           (27,188)           (261,271)
Advances by Draxis Health Inc.                                        -                  -                  -          (2,867,900)
Repayment of advances by Draxis Health Inc.                           -                  -                  -           2,867,900
                                                           ------------       ------------       ------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           9,396,971          1,096,908         (8,383,841)         (8,894,604)
                                                           ------------       ------------       ------------       -------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                                                FEBRUARY 21,
                                                                                                               1991 (DATE OF
                                                                                                               INCORPORATION)
                                                               YEAR ENDED      YEAR ENDED      YEAR ENDED           TO
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                  1997            1996            1995             1997
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
    Stock offering costs                                       $        -      $ (637,062)     $(1,946,321)     $(5,048,255)
    Issuance of common stock and underwriters'
    options                                                        36,250       5,813,806       16,947,273       43,402,816
    Payment received on note receivable from director                   -          14,614           53,433           68,047
    Redemption of Draxis Option                                         -               -       (2,250,000)      (2,250,000)
    Receipt of Section 16(b) common stock profits                       -               -                -           17,125
    Payment on license agreement obligations                            -               -                -         (119,215)
                                                               ----------      ----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          36,250       5,191,358       12,804,385       36,070,518
                                                               ----------      ----------      -----------      -----------
EFFECT OF EXCHANGE RATES ON CASH                                    2,059          (1,834)          (4,779)          20,276
                                                               ----------      ----------      -----------      -----------
NET INCREASE  IN CASH                                           2,347,177         489,060          991,864        4,033,267
CASH AT BEGINNING OF PERIOD                                     1,686,090       1,197,030          205,166                -
                                                               ----------      ----------      -----------      -----------
CASH AT END OF PERIOD                                          $4,033,267      $1,686,090      $ 1,197,030      $ 4,033,267
                                                               ==========      ==========      ===========      ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION
Issuance of common stock for promissory note
   from Draxis Health Inc.                                                                                      $   150,000
                                                                                                                ===========
License agreement obligations incurred in the
   acquisition of an intangible asset                                                                           $   131,418
                                                                                                                ===========
Deferred stock offering costs offset against
   common stock                                                                $  637,062      $ 1,946,321      $ 5,048,255
                                                                               ==========      ===========      ===========
Note receivable from director originated upon
   exercise of options for common stock                                                                         $    68,047
                                                                                                                ===========
Interest paid                                                                                                   $    12,594
                                                                                                                ===========

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
AND THE CUMULATIVE PERIOD FROM FEBRUARY 21, 1991
(DATE OF INCORPORATION) TO DECEMBER 31, 1997


1.       ORGANIZATION

         DUSA Pharmaceuticals, Inc. (the "Company") was incorporated under the laws of the State of New Jersey on February 21, 1991 as a wholly owned subsidiary of Draxis Health Inc. ("Draxis"); formerly Deprenyl Research Limited, which was incorporated under the Canada Business Corporations Act in 1987. As a result of two private placements and the Company's public offerings, Draxis held a 12.8% interest in the Company until March 1996 when Draxis disposed of its entire holding in the Company. (Note 6). The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, DUSA Pharmaceuticals New York Inc., which was formed on March 3, 1994 to be the research and development center for the Company. Significant intercompany balances and transactions have been eliminated.

         The Company was established to develop prescription pharmaceutical products for all markets, including the United States and Canadian markets, primarily in the field of photodynamic therapy ("PDT") and photodetection ("PD"),which respectively combines the use of a pharmaceutical product with exposure to light to induce a therapeutic or detection effect. The Company has been concentrating its initial efforts upon seeking regulatory approval in the United States for topical and/or local uses of 5- aminolevulinic acid ("Levulan(R)") PDT/PD.

         The Company has been in the development stage since its inception. The Company's successful completion of its development program and its transition, ultimately, to the attainment of profitable operations is dependent upon the Company's ability to complete marketing approval of Levulan(R) PDT/PD from the various regulatory agencies and the achievement of a level of sales adequate to support the Company's cost structure. Obtaining marketing approval will be directly dependent on the Company's ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other markets for the use of Levulan(R) PDT/PD in topical and/or local applications and to complete the Company's marketing and promotion programs. It is not possible at this time to predict with assurance the outcome of these activities.

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

         As the Company's management expects to sell a portion of the U.S. government securities in the next fiscal year in order to meet its working capital requirements, it has classified them as current assets. The premiums paid and discounts allowed on the purchase of the securities are amortized into interest income over the life of the securities using the level-yield method.

         c. Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization, which is computed on a straight-line basis over the estimated lives of the related assets.

         d. Intangible Assets - Intangible assets represent organization costs, which have been fully amortized using the straight-line method over five years.

         Payments made to third parties for the rights to market pharmaceutical and other products are expensed during the year unless regulatory approval to market the product has been received prior to the date of payment.

         e. Common Stock - Certain shares of common stock issued, warrants issued and stock options granted are subject to resale restrictions (Notes 6 and 7).

         f. Research and Development Costs - Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as they are incurred.

         g. Income Taxes - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which these differences are expected to reverse (Note 5).

         h. Basic and Diluted Net Loss Per Share - The Company implemented the provisions of SFAS No. 128, "Earnings Per Share" as of December 31, 1997. The Statement replaced the Company's presentation of primary net loss per common share with a presentation of basic and diluted net loss per common share for all years presented. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of basic net loss per share as if they were outstanding for the entire 1991 period. Stock options are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during the period as the effect would be antidilutive.

         i. Stock-based compensation - The Company follows the provisions of APB Opinion No. 25, which requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. As a result of the Company continuing to apply APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation" requires increased disclosure of compensation expense arising from both the Company's fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The Company has disclosed the required proforma net loss and loss per share data in Note 7 as if the Company had applied the SFAS No. 123 method.

         j. New Statements of Financial Accounting Standards - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements as of December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statements establishes standards for the way that a public business enterprise reports information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for the Company's financial statements as of December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

3.       U.S. GOVERNMENT SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of United States Treasury Bills and Notes with yields ranging from 4.73% to 6.31% and maturity dates ranging from January 27, 1998 to August 10, 1999.

         As of December 31, 1997, the Company's securities available for sale have been recorded at fair market value of $8,733,875 and the unrealized loss on such securities of $26,623 has been recorded as part of shareholders' equity (Note 2b).

4.       FIXED ASSETS

                                                                  1997             1996
                                                             ---------         --------
Computer Equipment                                           $ 160,864         $119,207
Furniture, Fixtures and Equipment                               81,522           58,905
Leasehold Improvements                                           8,332                -
                                                             ---------         --------
                                                               250,718          178,112
Accumulated depreciation and amortization                     (108,555)         (55,688)
                                                             ---------         --------
                                                             $ 142,163         $122,424
                                                             =========         ========

5.       INCOME TAXES

            The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                       1997                1996
                                                               ------------         -----------
DEFERRED TAX ASSET
Intangible assets                                              $    429,546         $   329,268
Accrued charges                                                      69,036              64,160
Research and development tax credits carryforwards                  563,776             307,227
Operating loss carryforwards                                      9,186,800           6,208,750
Capital loss carryforwards                                          162,766             162,790
Fixed assets                                                          4,588                   -
Other                                                                15,633               5,992
                                                               ------------         -----------
                                                                 10,432,145           7,078,187
                                                               ------------         -----------
DEFERRED TAX LIABILITIES
Fixed assets                                                              -               4,638
Other                                                                     -              15,089
                                                               ------------         -----------
                                                                          -              19,727
                                                               ------------         -----------
Net deferred tax assets                                          10,432,145           7,058,460
Valuation allowance                                             (10,432,145)         (7,058,460)
                                                               ------------         -----------
                                                               $         -          $         -
                                                               ============         ===========

         Management cannot assess the likelihood that the future tax benefits will be realized because the Company is currently in the development stage and has cumulative net losses. Accordingly, the net tax benefit does not satisfy the recognition criteria set forth in SFAS No. 109 and, therefore, a valuation allowance has been provided.

         As of December 31, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $22,967,000 and research and development tax credits of approximately $564,000 both of which, if not utilized, will expire for Federal tax purposes as follows:

                                                               RESEARCH AND
                                       OPERATING LOSS          DEVELOPMENT
                                       CARRYFORWARDS           TAX CREDITS
                                       -------------           ----------
                  2006                  $   193,000             $  7,000
                  2007                    1,155,000               57,000
                  2008                    1,664,000               66,000
                  2009                    3,027,000               84,000
                  2010                    3,420,000               44,000
                  2011                    6,638,000              102,000
                  2012                    6,870,000              204,000
                                        -----------             --------
                                        $22,967,000             $564,000
                                        ===========             ========

            For state tax purposes, net operating loss carryforwards will expire in years 1998-2004.

6.       SHAREHOLDERS' EQUITY

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

         In conjunction with the initial public offering, 112,000 shares of the Company's common stock held by Draxis were distributed to Draxis' shareholders on a pro rata basis as a dividend in specie.

         During 1992, a former officer of the Company who resided in Canada, inadvertently engaged in transactions in the Company's securities, which would have been permitted under Canadian law, which resulted in gains to the officer. In accordance with Section 16(b) of the Securities Exchange Act of 1934, during April 1992, the officer was required to and did remit $17,125 to the Company, which represented certain profits realized upon the sale of such securities. Such amount is reflected as an increase to common stock.

         On November 23, 1993, the Company issued 100,000 shares of common stock for cash to a private investor at $5 per share. On March 4, 1994, the Company issued 250,000 shares of common stock for cash to private investors at $4.80 per share. The issue prices were determined by the closing stock market prices on the day prior to the issue.

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

         On February 16, 1996, the Company extended the term of the outstanding restricted stock options issued prior to 1994 from five years to ten years, in order that the terms for these options would be comparable to the terms of all the options granted under the Company's existing stock option plans. The excess of the market value of the common stock over the exercise price of the extended term stock options of $557,260 has been recorded as an addition to common stock and the related compensation expense has been recorded.

         The Company filed a registration statement pertaining to all remaining 1,088,001 restricted shares of common stock of the Company owned by Draxis. In March 1996, Draxis disposed of its entire holding in the Company in a secondary offering. Draxis no longer owns any shares of common stock or other securities in the Company. Certain relationships between the Company and Draxis have changed as a result of Draxis' sale of its ownership interest (Note 8b).

         On May 1, 1996, the Company completed a public offering for the sale of 750,000 shares of common stock at a price of $7.20 per share. Proceeds of the issue, net of stock offering costs of $637,062, were $4,762,938.

         On September 26, 1997 the Company adopted a Shareholders Rights Plan (the "Plan"). The Plan provides for the distribution of one right as a dividend for each outstanding share of common stock of the Company to holders of record as of October 24, 1997. Each right entitles shareholders to purchase one unit at a purchase price of $50.00. Each unit consists of one-tenth of a share of common stock of the Company and a note equal to nine-tenths of a share of common stock based on the fair market price of the Company's common stock on the date of exercise. The rights may be exercised only if a person or group either acquires or announces a tender offer to acquire 15% or more of the Company's outstanding common stock, or if a person or group is declared an adverse person, as such term is defined in the Plan. The rights may be redeemed by the Company at a redemption price of one-tenth of a cent per right until 10 days following the date a person acquires 15% or more of the Company, or until such later date as may be determined by the Board.

         Under the Plan, if a person or group acquires 15% or more of the Company's common stock, all holders of rights (other than the acquiring shareholder) may, upon payment of the purchase price then in effect, purchase shares of the Company's common stock having a value of twice the purchase price. In the event that the Company is involved in a merger or other similar transaction where it is not the surviving corporation, all holders of rights (other than the acquiring shareholder) shall be entitled, upon payment of the then in effect purchase price, to purchase common stock of the surviving corporation having a value of twice the purchase price. The rights will expire on September 26, 2007, unless previously redeemed.

7.       STOCK OPTIONS AND WARRANTS

         a. Stock compensation plan - The Company has a stock based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had the compensation cost for the Company's plan been determined based on the fair value at the rates of award under the plan consistent with the method of SFAS No. 123, the Company's net loss, cumulative net loss, and basic net loss per common share would have been increased to the proforma amounts indicated below:

                                                                             1997                                 1996
                                                                             ----                                 ----
                NET LOSS
                      As reported                                        ($7,120,092)                         ($6,800,319)
                      Proforma                                           ($8,367,581)
                BASIC AND DILUTED NET LOSS PER COMMON SHARE
                      As reported                                             ($0.76)                              ($0.75)
                      Proforma                                                ($0.89)                              ($0.82)
                CUMULATIVE NET LOSS
                      As reported                                       ($24,701,019)                        ($17,580,927)
                      Proforma                                          ($26,577,421)                        ($18,209,841)
                CUMULATIVE BASIC AND DILUTED NET LOSS PER
                COMMON SHARE
                      As reported                                             ($4.10)                              ($3.22)
                      Proforma                                                ($4.41)                              ($3.33)

         As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

         The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                               1997           1996
                                                             ------         ------
                Expected life (years)                            10             10
                Risk free interest rate                       6.57%          6.66%
                Expected volatility                          62.67%         62.28%
                Dividend yield                                    -              -


         b.(1) 1996 Omnibus Plan - On April 11, 1996, the 1996 Omnibus Plan ("Omnibus Plan") was adopted by the Board of Directors and approved by the shareholders on June 6, 1996. The Omnibus Plan supercedes the Company's previously adopted 1994 Restricted Stock Option Plan and the Incentive Stock Option Plan adopted in 1991. No further grants will be made under the superceded plans. The Omnibus Plan provides for the granting of awards to purchase up to a maximum of 10% of the Company's common stock outstanding. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights ("SAR"), restricted stock options ("RSO") or other securities determined by the Company, to directors, employees and consultants. To date, the Company has made awards only of NQSOs and ISOs under the Omnibus Plan.

         Non-qualified stock options - All the non-qualified stock options granted under the Omnibus Plan have an expiration period not exceeding ten years and are issued at a price not less than the market value of the common stock on the grant date. These options become exercisable at a rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the grant date. The Company has granted each individual who agrees to become a director 15,000 NQSO to purchase common stock of the Company. Thereafter, on the day following the Annual Meeting of the shareholders, each person who is a continuing director on such date will automatically receive an additional 10,000 NQSO. On June 5, 1997 at the Annual Meeting of Shareholders, the shareholders approved an amendment to the 1996 Omnibus Plan, providing that all of the stock options granted automatically to directors of the Company, after the date of amendment, would immediately vest on the date of the grant.

         Incentive stock options - Incentive stock options granted under the Omnibus Plan and the superceded 1991 plan have an expiration period not exceeding ten years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. These options become exercisable at a rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the grant date subject to satisfaction of certain conditions involving continuous periods of service or engagement.

         b.(2) Restricted Stock Options - Prior to August 1994, the Company granted individual options to purchase shares of common stock to certain directors, officers, employees, consultants and others. For options issued in 1991, the exercise price was determined by the public offering price. For options issued after 1991, the exercise price was determined by the closing stock market price on the day prior to the grant. All of the options, which were outstanding at February 16, 1996, and which had terms of five years, have been extended to terms of ten years (Note 6). These options are exercisable at the rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the day immediately preceding the date of the grant, subject to satisfaction of certain conditions involving continuous periods of service or engagement.

         c. Other Options - In 1991, in consideration of the efforts made on behalf of the Company by key employees of Draxis in connection with negotiating various agreements including the License Agreement (Note
         8a), the Company granted an option to Draxis to purchase 2,000,000 shares of common stock of the Company (the "Draxis Option") at $9 per share. On December 21, 1995, the Company purchased the Draxis Option for $2,250,000 or $1.125 per option, based upon an investment banking firm fairness opinion, with a portion of the proceeds of the December 1995 public offering (Note 6). Payment for the option was charged against shareholders' equity at December 31, 1995.

         In conjunction with its initial public offering (Note 6), the Company granted Unit Purchase Options to the underwriters to purchase up to 125,000 Units (250,000 shares of common stock and 125,000 warrants) at an exercise price of $18 per Unit. The cash consideration for such options was $.0008 per Unit or $100, in the aggregate. As of December 31, 1995, options to purchase 53,750 Units (107,500 shares of common stock) have expired. The expiration date on the remaining options to purchase 71,250 Units (142,500 shares of common stock) was extended by the Board of Directors from January 16, 1997 to January 16, 2000 (Note
         6). All warrants issued in connection with the initial public offering expired on April 19, 1993.

         In conjunction with its December 1995 public offering (Note 6), the Company granted Purchase Options to the underwriters to purchase up to 300,000 shares of common stock at an exercise price equal to 140% of the public offering price of the shares, or $7.70 per share. The options are exercisable over a period of four years commencing December 8, 1996. The cash consideration for such options was $.001 per option or $300, in the aggregate.

         In conjunction with its May 1, 1996 public offering (Note 6), the Company granted Purchase Options to the underwriters to purchase up to 37,500 shares of common stock at an exercise price equal to 110% of the public offering price of the shares, or $7.92 per share, the cash consideration for such options was of $.001 per option or $37.50, in the aggregate. The options are exercisable for a period of four years, commencing May 1, 1997. The options could not be sold, transferred, assigned, or hypothecated prior to May 1, 1997, unless assigned to any successor, officer or partner of the underwriters.

         On March 13, 1997 the Company granted non-qualified stock options to Lumenetics, Inc., a consultant to the Company, to purchase 100,000 shares of common stock at $6.125 per share in connection with a consulting agreement. These options are exercisable at the rate of 25% on the date of grant and 25% on the second, third and fourth anniversaries of the date of grant. In addition, the Company granted non-qualified stock options to a consultant to the Company to purchase 15,000 shares of common stock at $6.125 per share as part of a consulting agreement. These options are exercisable at the rate of 20% on the date of grant and 20% on June 14, 1998, 1999, 2000 and 2001, respectively. The exercise price of such options is the closing market price of the Company's common stock on the date of grant.

         Shares issued pursuant to the exercise of all such options are restricted shares and may not be sold in the United States without registration or exemption from registration under the 1933 Act.

    The following table summarizes information about all stock options outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING                                                OPTIONS EXERCISED
                         NUMBER                WEIGHTED               WEIGHTED              NUMBER              WEIGHTED
     RANGE OF        OUTSTANDING AT             AVERAGE                AVERAGE          EXERCISABLE AT          AVERAGE
     EXERCISE         DECEMBER 31,             REMAINING              EXERCISE           DECEMBER 31,           EXERCISE
      PRICE               1997             CONTRACTUAL LIFE             PRICE                1997                PRICE
      -----               ----             ----------------             -----                ----                -----
     $3.01 to           377,800                4.9 years                $4.97              329,050                $5.14
       6.00
      6.01 to           745,000                8.3 years                 7.28              248,000                 7.14
       9.00
      9.01 to           160,500                8.5 years                10.71               38,000                11.17
      14.00
                      ---------                                                            -------
                      1,283,300                7.3 years                $7.03              615,050                $6.32
                      =========                                                            =======

  Changes for the stock option plans during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                              WEIGHTED                    WEIGHTED                     WEIGHTED
                                                              AVERAGE                     AVERAGE                       AVERAGE
                                                              EXERCISE                    EXERCISE                     EXERCISE
                                                 1997          PRICE          1996          PRICE          1995           PRICE
                                             ----------------------------------------------------------------------------------
Options outstanding, beginning of year         1,002,050        $6.81        589,500        $5.69         644,000         $5.77
Options granted                                  321,000         7.67        490,000         7.93          25,000          4.75
Options exercised                                (10,000)        3.63        (77,450)        5.34         (40,000)         4.95
Options cancelled                                (29,750)        3.95              -          -                 -             -
Options lapsed                                         -          -                -          -           (39,500)         7.20
                                             ----------------------------------------------------------------------------------
Options outstanding, end of year               1,283,300         $7.03     1,002,050        $6.81         589,500         $5.69
                                             ==================================================================================

Shares exercisable, end of year                  615,050         $6.32       368,300        $5.96         365,750         $6.16
                                             ==================================================================================

Options which were exercised during these years were exercised at per share prices of U.S. $3.625 during 1997, at a range of CDN $4.69 to CDN $12.875 during 1996, and at CDN $6.79 during 1995.

Options which were granted during 1997 have exercise prices ranging from U.S. $6.125 to U.S. $10.875 per share. Those granted during 1996 have exercise prices ranging from U.S. $7.75 to $9.875 per share. During 1995, options were granted with exercise prices of CDN $6.51 and U.S. $4.75 per share.

d. Warrants - In consideration of efforts related to the negotiation and execution of various agreements including the License Agreement (Note 8a), the Company issued warrants to purchase 350,000 and 50,000 shares of common stock of the Company at CDN.$6.79 per share to the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company, and a former Co-Chairman of the Board of Draxis, respectively. On December 21, 1995, warrants for 50,000 shares were exercised by the former Co-Chairman of Draxis. The expiration date on the 350,000 remaining warrants was extended by the Board of

Directors from January 28, 1997 to January 28, 2002. On the date of the extension, August 1, 1996, the market value of the common stock was lower than the price of the warrants on the issue date.

In connection with an agreement dated October 6, 1993 with its investor relations firm, the Company issued the investor relations firm a warrant to purchase up to 50,000 shares of the authorized stock of the Company at $6 per share. The warrant vested immediately upon issuance, is noncancellable and expires October 6, 1998.

In connection with an agreement with its international investor relations advisor, the Company agreed to issue warrants for 20,000 shares of the Company's common stock, exercisable at a price of $4.00 per share, a premium from the closing stock market price of the Company's common stock on the day immediately preceding the date of the grant. The warrants vested on June 1, 1995 and are exercisable for a period up to and including five years from the date of grant, at which time the warrants expire.

8.    COMMITMENTS AND CONTINGENCY

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

As of March 11, 1998, the Company and PARTEQ have entered into an Amended and Restated License Agreement. PARTEQ received options to purchase 85,000 shares of common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years. The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. PARTEQ has reduced the amount of royalties which would have been due from the Company on sub-license arrangements from 33% of royalties and sublicensing fees received from sublicensees to 5% of lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. The Company has agreed to pay a minimum royalty of CDN $100,000 on March 31, 1998. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. In addition, PARTEQ has agreed to eliminate Draxis as a guarantor under the Amended and Restated License Agreement. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the Agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the Amended and Restated License Agreement with or without cause upon ninety days notice. The Agreement is effective through the expiration date of the latest United States patent made subject to the Agreement.

Effective October 7, 1991, pursuant to an agreement between the Company, PARTEQ and Draxis, the Company assigned its rights and obligations under the License Agreement to Draxis insofar as they relate to Canada. In consideration of the foregoing, Draxis has agreed to pay directly to PARTEQ, 5% of all future lump sums payable under the License Agreement together with royalties which would otherwise be payable by the Company in accordance with the License Agreement with respect to net Canadian sales of products. In further consideration, Draxis agreed to reimburse to the Company, 5% of all lump sums previously paid by the Company to PARTEQ under the License Agreement and to pay to the Company a royalty of 2% of net Canadian sales of products. PARTEQ and the Company intend to revise the assignment agreement with Draxis to conform its terms to the Amended and Restated License Agreement.

      b. Management Agreement - Effective October 1, 1991 the Company had entered into a management agreement with Draxis, with a one year term and renewable annually pursuant to which Draxis provided to the Company administrative, financial, scientific and marketing support and any other management services which were required. The Company was charged a per diem rate for services provided by Draxis employees. The per diem rates were equal to the annual salary and benefits, expressed as a rate per day, paid by Draxis to such employees. Services charged by Draxis for the years ended December 31, 1996, 1995 and 1994 totaled $28,784, $56,709, and $63,861 respectively. The Company terminated the management agreement as of February 1, 1997, as per the provisions of the agreement.

      c. Officers' Employment Agreements - The Company has entered into employment agreements, with its President effective October 1, 1991 and with its Vice President of Scientific Affairs effective October 11, 1993. The agreements set out the remuneration, benefits and incentive bonuses to which the officers are entitled. The full term of employment is unlimited in duration unless terminated in accordance with the terms of the employment agreements. (Notes 7b.(1), 7b(2) and 7d.)

     d. Lease Agreement -The Company has entered into lease commitments for rental of its office space in Valhalla, New York and in Toronto, Ontario. Future minimum lease payments will total approximately $170,000 in 1998, $179,000 in 1999 and $183,000 in 2000.

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

      f. Melanin License Agreement - Effective August 27, 1993, the Company entered into a license agreement (the "License Agreement") for the exclusive worldwide rights to a new form of melanin. Pursuant to the terms of the License Agreement, the Company paid an execution fee of $15,541 (CDN.$20,000) and agreed to pay CDN.$25,000 upon allowance of the patents in the United States and CDN.$25,000 on the issuance of a Notice of Compliance in Canada or a New Drug Approval in the United States or upon launching of such drug products for commercial sale in North America, whichever occurs first. In countries where patent rights exist, the Company has agreed to pay royalties of 4% on its net sales of prescription products and 2% on over the counter products. In countries where patent rights do not exist, the Company has agreed to pay 2% and 1%, respectively.

      g. Lumenetics Agreement - Effective April 1, 1996, the Company entered into an agreement with Lumenetics, Inc. ("Lumenetics") with respect to the evaluation and development of light delivery system components and other devices for use in ALA PDT. This agreement was amended by a Consulting and Development Agreement dated October 14, 1997. In lieu of royalties which could have become due under the April, 1996 Agreement, the Company granted options for the purchase of 100,000 shares of common stock of the Company (Note 7c). In addition, Lumenetics has received restricted stock options for 20,000 shares of common stock of the Company (Note 7b.(2)).

      h. Research agreements - The Company has entered into a series of agreements for research projects and clinical studies. As of December 31, 1997, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,611,400 in 1998, and $125,800 in 1999.




                                    * * * * *

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.

By (Signature and Title)                         /s/D. Geoffrey Shulman                     President
Date   March 12, 1998

                                                 Director, Chairman of the
                                                 Board, President, Chief
                                                 Executive Officer, Chief
                                                 Operating Officer, and Chief
                                                 Financial Officer (Principal
/s/D. Geoffrey Shulman                           Executive, Financial, and                  March 12, 1998
D. Geoffrey Shulman, MD, FRCPC                   Accounting Officer)                        Date



/s/Stuart L. Marcus                              Vice President of                          March 12, 1998
Stuart L. Marcus, MD, PhD                        Scientific Affairs                         Date



/s/Anthony Schincariol                           Vice President of                          March 12, 1998
Anthony Schincariol, MBA, PhD                    Corporate Development                      Date



/s/John H. Abeles                                                                           March 12, 1998
John H. Abeles, MD                               Director                                   Date



/s/James P. Doherty                                                                         March 12, 1998
James P. Doherty, BSc                            Director                                   Date



/s/Jay M. Haft                                                                              March 12, 1998
Jay M. Haft, Esq.                                Director                                   Date



/s/Richard C. Lufkin                                                                        March 12, 1998
Richard C. Lufkin                                Director                                   Date



/s/Nanette W. Mantell                                                                       March 12, 1998
Nanette W. Mantell, Esq.                         Secretary                                  Date

EXHIBIT INDEX
                                                                                                                        Page
3(a)        Certificate of Incorporation, as amended, filed as Exhibits 3, 3.1, 3.2, 3.3 and 3.5 to the
            Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference......................................................................................

3(b)        By-laws of the Registrant, filed as Exhibit 3.4 to the Registrant's Registration Statement on
            Form S-1, No. 33-43282, and are incorporated herein by reference.........................................

4(a)        Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Registration Statement on
            Form S-1, No. 33-43282, and is incorporated herein by reference..........................................

4(b)        Class B Warrant, filed as Exhibit 4.3 to the Registrant's Registration Statement on
            Form S-1, No. 33-43282, and is incorporated herein by reference..........................................

10(a)       License Agreement between the Company, PARTEQ and Draxis Health Inc. dated
            August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement
            on Form S-1, No. 33-43282, and is incorporated herein by reference.......................................

10(b)       ALA Assignment Agreement between the Company, PARTEQ, and Draxis
            Health Inc. October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration
            Statement on Form S-1, No. 33-43282, and is incorporated herein by reference.............................

10(c)       Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1,
            No. 33-43282, and is incorporated herein by reference....................................................

10(d)       Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC
            dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement
            on Form S-2, No. 33-98030, and is incorporated hereby by reference.......................................

10(e)       Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998.....................................................................................

10(f)       Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration
            Statement on Form S-1, No. 33-43282, and is incorporated herein by reference.............................

10(g)       1994 Restricted Stock Option Plan, filed as Exhibit 1 to
            Registrant's Schedule 14A definitive Proxy Statement dated April 26,
            1995, and is incorporated herein by reference............................................................

10(h)       1996 Omnibus Plan, as amended, filed as Exhibit 1 to Registrant's
            Schedule 14A definitive Proxy Statement dated April 28, 1997, and is incorporated herein by reference.........................................................................

13          1997 Annual Report to Shareholders (only those portions which are incorporated herein by reference) to be filed with the Registrant's 1998 Proxy Statement..............................

27          Financial Data Schedule for the Registrant's  Form 10-K for the period ending
            December 31, 1997........................................................................................