Form 10-Q
period 1998-03-31
DUSA PHARMACEUTICALS INC
filed 1998-05-12
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 1998

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

                       9,365,950 shares as of May 7, 1998

PART I.
ITEM 1.           FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              MARCH 31,           DECEMBER 31,
                                                                1998                 1997
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                  $    627,459        $  4,033,267
    U.S. government securities available for sale, at
         market (cost-$10,324,014 and $8,760,498
         respectively)                                         10,319,407           8,733,875
    Accrued interest receivable                                    80,175              87,792
    Other current assets                                           67,839              84,151
                                                             ------------        ------------
                                                               11,094,880          12,939,085
FIXED ASSETS                                                      158,899             142,163
                                                             ------------        ------------
                                                             $ 11,253,779        $ 13,081,248
                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    416,222        $    745,074
    Accrued charges                                               173,126             316,823
                                                             ------------        ------------
                                                                  589,348           1,061,897
                                                             ------------        ------------


SHAREHOLDERS' EQUITY
   Common stock, no par, 20,000,000 shares authorized,
      9,365,950 issued and outstanding                         36,746,993          36,746,993
    Deficit accumulated during the development stage          (26,077,955)        (24,701,019)
   Net unrealized loss on U.S. government securities
      available for sale                                           (4,607)            (26,623)
                                                             ------------        ------------
                                                               10,664,431          12,019,351
                                                             ------------        ------------
                                                             $ 11,253,779        $ 13,081,248
                                                             ============        ============



See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------



                                                                                                   CUMULATIVE
                                                                                                   PERIOD FROM
                                                                                                   FEBRUARY 21,
                                                           THREE MONTHS        THREE MONTHS       1991 (DATE OF
                                                               ENDED               ENDED          INCORPORATION)
                                                             MARCH 31,           MARCH 31,         TO MARCH 31,
                                                               1998                1997               1998
                                                            (UNAUDITED)         (UNAUDITED)        (UNAUDITED)

REVENUE
       Interest income                                     $    160,908        $    251,146        $  5,066,518
       Gain (loss) on foreign currency exchange                  (2,059)             (1,523)             18,217
       Gain on sale of U.S. government securities                    --                  --             322,659
       Unrealized loss on U.S. government securities
         available for sale                                          --                  --             (62,832)
                                                           ------------        ------------        ------------
                                                                158,849             249,623           5,344,562
                                                           ------------        ------------        ------------
RESEARCH AND DEVELOPMENT COSTS                                1,079,732           1,336,330          23,145,332
                                                           ------------        ------------        ------------
OPERATING COSTS
       General and administration                               443,831             336,337           8,191,766
       Depreciation and amortization                             12,222              13,643             148,251
                                                           ------------        ------------        ------------
                                                                456,053             349,980           8,340,017
                                                           ------------        ------------        ------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                               (1,376,936)         (1,436,687)        (26,140,787)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                 --                  --              62,832
                                                           ------------        ------------        ------------
NET LOSS                                                   $ (1,376,936)       $ (1,436,687)       $(26,077,955)
                                                           ============        ============        ============
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                                      $      (0.15)       $      (0.15)       $      (4.24)
                                                           ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            9,365,950           9,355,950           6,145,610
                                                           ============        ============        ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 21,
                                                                                                                  1991 (DATE OF
                                                                           THREE MONTHS         THREE MONTHS       INCORPORATION)
                                                                              ENDED                ENDED                TO
                                                                             MARCH 31,            MARCH 31,           MARCH 31,
                                                                               1998                 1997               1998
                                                                            (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                           $  (1,376,936)       $  (1,436,687)       $ (26,077,955)
       Adjustments to reconcile net loss to net cash used in
         operating activities
          Amortization of premiums and accretion of
                  discounts on U.S. government securities
                  available for sale and investment securities, net             (42,964)             (17,160)             (40,492)
          Depreciation and amortization                                          12,222               13,643              148,251
          Loss (gain) on foreign currency exchange                                2,059                1,523              (18,217)
          Gain on sale of U.S. government  securities
                  available for sale                                                 --                   --             (322,659)
          Unrealized loss on U.S. government  securities
                  available for sale                                                 --                   --               62,832
          Cumulative effect of change in accounting principle                        --                   --              (62,832)
          Write-off of intangible assets                                             --                   --              307,519
          Compensation expense  resulting from extension of
                  outstanding stock options terms                                    --                   --              557,260
          Changes in other assets and liabilities impacting
                  cash flows from operations:
                  Accrued interest receivable                                     7,617               80,603              (80,175)
                  Other current assets                                           16,312               14,100              (67,839)
                  Accounts payable                                             (328,852)            (296,438)             416,222
                  Accrued charges                                              (143,697)             (57,119)             173,126
                  License agreement obligations                                      --                   --              (12,203)
                                                                             ----------            ---------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (1,854,239)          (1,697,535)         (25,017,162)
                                                                             ----------            ---------          -----------

CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Purchases of U.S. government securities available for
          sale and investment securities                                     (4,620,552)          (3,181,246)        (107,281,981)
        Proceeds from maturing U.S. government securities
          available for sale and investment security                          3,100,000            6,860,000           43,545,000
        Proceeds from sale of U.S. government securities
          available for sale                                                         --                   --           53,776,118
        Intangible assets                                                            --                   --             (193,022)
        Purchases of fixed assets                                               (28,958)             (33,123)            (290,229)
        Advances by a former parent                                                  --                   --           (2,867,900)
        Repayment of advances to former parent                                       --                   --            2,867,900
                                                                             ----------            ---------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (1,549,510)           3,645,631          (10,444,114)
                                                                             ----------            ---------          -----------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------



                                                                                                          CUMULATIVE
                                                                                                         PERIOD FROM
                                                                                                         FEBRUARY 21,
                                                                                                        1991 (DATE OF
                                                                   THREE MONTHS       THREE MONTHS      INCORPORATION)
                                                                      ENDED              ENDED                TO
                                                                    MARCH 31,          MARCH 31,          MARCH 31,
                                                                       1998               1997               1998
                                                                   (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
        Stock offering costs                                      $         --        $         --        $ (5,048,255)
        Issuance of common stock and underwriters' options                  --                  --          43,402,816
        Payment received on note receivable from director                   --                  --              68,047
        Redemption of option held by former parent                          --                  --          (2,250,000)
        Receipt of Section 16(b) common stock profits                       --                  --              17,125
        Payment on license agreement obligations                            --                  --            (119,215)
                                                                  ------------        ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --                  --          36,070,518
                                                                  ------------        ------------        ------------
EFFECT OF EXCHANGE RATES ON CASH                                        (2,059)             (1,523)             18,217
                                                                  ------------        ------------        ------------
NET (DECREASE) INCREASE  IN CASH                                    (3,405,808)          1,946,573             627,459
CASH AT BEGINNING OF PERIOD                                          4,033,267           1,686,090                  --
                                                                  ------------        ------------        ------------
CASH AT END OF PERIOD                                             $    627,459        $  3,632,663        $    627,459
                                                                  ============        ============        ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
        Issuance of common stock for promissory note from
          former parent                                                                                   $    150,000
                                                                                                          ============
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                              $    131,418
                                                                                                          ============
        Deferred stock offering costs offset against common
          stock                                                                                           $  5,048,255
                                                                                                          ============
        Note receivable from director originating upon
          exercise of options for common stock                                                            $     68,047
                                                                                                          ============
        Interest paid                                                                                     $     12,594
                                                                                                          ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Operations for the three-month periods ended March 31, 1998, and 1997 and for the period from February 21, 1991 (date of incorporation) to March 31, 1998, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998, and 1997 and for the period from February 21, 1991 (date of incorporation) to March 31, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 1998, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation.

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.72% to 6.32%, and maturity dates ranging from April 1, 1998 to August 10, 1999.

3. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statements. As required, the Company adopted SFAS No. 130 in the quarter ended March 31, 1998. All prior period comprehensive amounts have been restated in accordance with SFAS No. 130. The Company's comprehensive loss is as follows:


                                                                                    Cumulative
                                                                                    period from
                                             Three Months        Three Months        February 21,
                                                ended               ended          1991 (date of
                                               March 31,           March 31,       incorporation) to
                                                 1998                1997           March 31, 1998
                                              (Unaudited)         (Unaudited)        (Unaudited)

Net loss                                     $ (1,376,936)       $ (1,436,687)       $(26,077,955)
Net unrealized loss on U.S. government
securities available for sale                      22,016              (6,062)             (4,607)
                                             ------------        ------------        ------------
Comprehensive loss                           $ (1,354,920)       $ (1,442,749)       $(26,082,562)
                                             ============        ============        ============

4. Basic and diluted net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of net loss per share as if they were outstanding for the entire period. Stock options are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive.


5. The Company has entered into a series of agreements for research projects and clinical studies. As of March 31, 1998, future payments to be made pursuant to these agreements, under certain terms and conditions, total $1,533,705 for the remainder of 1998, and $125,781 for 1999.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1997 and for the three-month periods ended March 31, 1998, and March 31, 1997, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy ("PDT") and photodetection ("PD") utilizing Levulan(R), the Company's brand of aminolevulinic acid ("ALA"). The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements and additional public offerings in December 1995 and May 1996. The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., located in Valhalla, New York, is the Company's center for its research and development activities.

     The Company completed its Phase III clinical trials using Levulan(R) PDT for the treatment of precancerous actinic keratosis (AK's) of the skin in 1997, and is currently in the process of compiling the New Drug Application (NDA) to be filed with the Food and Drug Administration (FDA). The Company's third-party manufacturer is nearing completion of the production of the Company's required GMP batches of its Kerastick(TM), drug filled applicator supplies, and the Company expects to file its NDA late in the second quarter.

     During the quarter, the Company made significant progress towards finalizing a definitive agreement with a major multi-national pharmaceutical company for the marketing of the Company's AK product and development of other dermatology products. The agreement, as currently negotiated, provides for license and termination fees, milestone payments for regulatory approvals, research and development funding, royalties and transfer fees for products. An agreement-in-principle was announced on March 13, 1998, and since then the Company has been working with the partner on finalizing the contract, and, most recently, bringing the agreement into conformance with the partner's current corporate-wide financial licensing principles. Although this process has taken longer than expected, DUSA continues to work towards concluding a mutually satisfactory transaction as quickly as possible. The Company remains confident that such a transaction is attainable, although a successful conclusion cannot be guaranteed until an agreement is signed.

Financial Condition

      The Company's total assets were $11,253,779 as of March 31, 1998, compared to $13,081,248 as of December 31, 1997. The decline of assets, which is within managements' expectations, will continue as research and development activities proceed, until and unless the Company receives additional funds as part of the anticipated corporate alliance or from other financing activities. As of March 31, 1998, the Company had outstanding current liabilities of $589,348 as compared to $1,061,897 as of December 31, 1997. The decrease in current liabilities from December 31, 1997 is due to timing of the payment of expenses. Since its inception the Company has had no long-term debt. The Company held United States government securities at a fair market value of $10,319,407 as of March 31, 1998, as compared to $8,733,875 as of December 31, 1997, as the funds in the Company's cash account were invested during the quarter in government securities. In the three-month period ending March 31, 1998, the Company incurred an operational net loss of $1,376,936, compared to $1,436,687 for the three-month period ended March 31, 1997. (See "Results of Operations").

     Management is continuing to focus its resources on finalizing the documents for the AK NDA, completing the dermatology strategic alliance and conducting on-going clinical trials of its bladder cancer detection and hair removal indications. Full development and testing of all potential indications which are currently under development would require additional funding. The timing of the expenditures will be dependent on various factors, including the filing of its AK NDA, progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. There can be no assurance, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. Consequently, in order to maintain the current research and development program beyond 1998, it will be necessary to raise additional funds through the dermatology or other corporate alliances, financings, or other sources.

     If sufficient funds are available, the Company may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. The Company is actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, or provide funding for research projects.

     During the quarter, the Company continued development efforts in other therapeutic and diagnostic areas including endometrial ablation and acne. Numerous independent investigator-sponsored studies also continue as scientific interest in ALA PDT/PD remains high. In dermatology, recent studies have included treatment of skin cancers (basal cell carcinoma, squamous cell carcinomas, and cutaneous T-cell lymphomas), psoriasis, onychomycosis and genital warts. Internal indications include detection and/or treatment of Barrett's esophagus, gastro-intestinal tumors, oral cavity cancer, brain cancer, and cervical cancer, among others, and prevention of restenosis. Certain of these indications may be targeted for more advanced development by the Company over the next 6-12 months.

Results of Operations

     The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $160,908 for the three-month period ended March 31, 1998, as compared to $251,146 for the three-month period ended March 31, 1997, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage, unless the Company raises funds as part of a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1998 was $5,066,518.

     Research and development costs for the three-month period ended March 31, 1998, were $1,079,732 compared to $1,336,330 for the three-month period ended March 31, 1997. The 1998 costs included a minimum royalty of CDN. $100,000 ($70,927) paid to PARTEQ, the licensing arm of Queens University (the Company's licensors) under the Amended and Restated License Agreement entered on March 11, 1998. The decrease in expenditures for the 1998 quarter is attributable to a lack of expenses relating to the Phase III AK clinical trials which were completed in 1997, and the Company's focus on preparation of the NDA which utilizes personnel resources but not extensive research costs. Research and development costs are expected to increase, with an increasing number of clinical studies and the hiring of additional research and development personnel as necessary, following filing of the AK NDA. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1998 were $23,145,332. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of $1,533,705, for the remainder of 1998.

     Operating expenses were $456,053 and $349,980, respectively, for the three-month periods ended March 31, 1998, and March 31, 1997 respectively. Operating expenses are expected to increase in the future as the Company continues to hire additional financial and administrative personnel, as required. The Company also expects that its research and development offices in New York will be expanded to accommodate additional personnel, and that it will require leased office space in New England for several employees who are expected to join the Company shortly from Lumenetics, Inc. ("Lumenetics"), including its principals.

     Lumenetics has been providing services under a consulting agreement relating to light device technology and development. The Company and Lumenetics are finalizing an agreement whereby the Company will acquire Lumenetics in an exchange of shares valued at approximately $100,000. Contemporaneously with this share exchange, the consulting agreement will be terminated.

     The Company incurred a net loss of $1,376,936, or $0.15 per share, for the three-month period ended March 31, 1998, as compared to a net loss of $1,436,687, or $0.15 per share, for the three-month period ended March 31, 1997. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1998 were $26,077,955, or $4.24 per share.

Liquidity and Capital Resources

     The Company's United States government securities available for sale have an aggregate cost of $10,324,014 and a current aggregate market value of $10,319,407 as of March 31, 1998, resulting in a net unrealized loss on securities available for sale of $4,607, the provision for which has been charged to shareholders' equity. The slight decline in the market value of the Company's government securities was the result of fluctuating interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 4.72% to 6.32%, and maturity dates ranging from April 1, 1998 to August 10, 1999. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD through 1998. Management is focusing initial pivotal clinical trials on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding (see "Financial Condition"). If a strategic alliance has not been concluded or other funding is not available to the Company by the end of

1998, the Company's research and development program will be scaled back while it awaits regulatory action on its AK NDA. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

     The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of the timing of the filing of the Company's first NDA, regulatory approval, the commencement of sales, the sufficiency of the Company's assets and cash flow for the Company's future liquidity and capital resource needs, and the expected increase in research and development costs and operating expenses. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the completion of a definitive strategic alliance agreement; dependence upon third-parties to manufacture its products, changing market conditions, availability of suitable light sources, results of its clinical trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Inflation
     Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

                           PART II- OTHER INFORMATION

Item 1-5.

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


                                   DUSA PHARMACEUTICALS, INC.



DATE May 12,  1998                 BY:   /S/D. GEOFFREY SHULMAN
     -------------                       -------------------------
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