Form 10-Q
period 1998-06-30
DUSA PHARMACEUTICALS INC
filed 1998-08-07
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June  30, 1998

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

                 Yes   [X]                             No   [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 Yes   [ ]                            No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      9,365,950 shares as of August 3, 1998

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS



                                                                                           JUNE, 30,         DECEMBER 31,
                                                                                              1998               1997
                                                                                          (UNAUDITED)

ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                                             $      1,024,415  $        4,033,267
    U.S. government securities available for sale, at market
         (cost- $8,052,113 and $8,760,498, respectively)                                       8,052,219           8,733,875
    Accrued interest receivable                                                                   55,217              87,792
    Other current assets                                                                         122,027              84,151
                                                                                        ----------------  ------------------
                                                                                               9,253,878          12,939,085
FIXED ASSETS                                                                                     145,295             142,163
                                                                                        ----------------  ------------------
                                                                                        $      9,399,173  $       13,081,248
                                                                                        ================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $        606,200  $          745,074
    Accrued charges                                                                              273,069             316,823
                                                                                        ----------------  ------------------
                                                                                                 879,269           1,061,897
                                                                                        ----------------  ------------------

SHAREHOLDERS' EQUITY
   Capital Stock
      Authorized: 100,000,000 shares of which 40,000,000
                  shares are designated as Common stock, no par, and
                  60,000,000 shares issuable in series or classes.
      Issued and outstanding: 9,365,950 shares of  Common
      stock, no par                                                                           36,746,993          36,746,993
    Deficit accumulated during the development stage                                         (28,227,205)        (24,701,019)
   Net unrealized gain (loss) on U.S. government securities
      available for sale                                                                             116             (26,623)
                                                                                        ----------------  ------------------
                                                                                               8,519,904          12,019,351
                                                                                        ----------------  ------------------
                                                                                        $      9,399,173  $       13,081,248
                                                                                        ================  ==================


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                        CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                       FEBRUARY 21,
                                                            THREE MONTHS  THREE MONTHS   SIX MONTHS      SIX MONTHS   1991 (DATE OF
                                                              ENDED          ENDED          ENDED           ENDED     INCORPORATION)
                                                             JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,     TO JUNE 30,
                                                               1998           1997          1998            1997           1998
                                                            (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
REVENUE
       Interest income                                     $    134,358   $    239,758   $    295,266   $    490,904   $  5,200,876
       Gain on foreign currency exchange                          2,059          1,763           --              240         20,276
       Gain on sale of U.S. government securities                  --             --             --             --          322,659
       Unrealized loss on U.S. government securities
         available for sale                                        --             --             --             --          (62,832)
                                                           ------------   ------------   ------------   ------------   ------------
                                                                136,417        241,521        295,266        491,144      5,480,979
                                                           ------------   ------------   ------------   ------------   ------------
RESEARCH AND DEVELOPMENT COSTS                                1,701,333      1,427,676      2,781,065      2,764,006     24,846,665
                                                           ------------   ------------   ------------   ------------   ------------
OPERATING COSTS
       General and administration                               564,168        529,181      1,007,999        865,518      8,755,934
       Depreciation and amortization                             20,166         12,360         32,388         26,003        168,417
                                                           ------------   ------------   ------------   ------------   ------------
                                                                584,334        541,541      1,040,387        891,521      8,924,351
                                                           ------------   ------------   ------------   ------------   ------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                               (2,149,250)    (1,727,696)    (3,526,186)    (3,164,383)   (28,290,037)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                               --             --             --             --           62,832
                                                           ------------   ------------   ------------   ------------   ------------
NET LOSS                                                   $ (2,149,250)  $ (1,727,696)  $ (3,526,186)  $ (3,164,383)  $(28,227,205)
                                                           ============   ============   ============   ============   ============
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                                      $      (0.23)  $      (0.18)  $      (0.38)  $      (0.34)  $      (4.51)
                                                           ============   ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            9,365,950      9,355,950      9,365,950      9,355,950      6,254,713
                                                           ============   ============   ============   ============   ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                     FEBRUARY 21,
                                                                                                                     1991 (DATE OF
                                                                           SIX MONTHS            SIX MONTHS          INCORPORATION)
                                                                              ENDED                ENDED                   TO
                                                                             JUNE 30,             JUNE 30,               JUNE 30,
                                                                               1998                 1997                  1998
                                                                            (UNAUDITED)          (UNAUDITED)           (UNAUDITED)

CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                           $  (3,526,186)       $  (3,164,383)       $ (28,227,205)
       Adjustments to reconcile net loss to net cash used in
         operating activities
          Amortization of premiums and accretion of
                  discounts on U.S. government securities
                  available for sale and investment securities, net            (104,136)             (70,559)            (101,664)
          Depreciation and amortization                                          32,388               26,003              168,417
          Loss (gain) on foreign currency exchange                               (2,059)                (240)             (20,276)
          Gain on sale of U.S. government  securities
                  available for sale                                               --                   --               (322,659)
          Unrealized loss on U.S. government  securities
                  available for sale                                               --                   --                 62,832
          Cumulative effect of change in accounting principle                      --                   --                (62,832)
          Write-off of intangible assets                                           --                   --                307,519
          Compensation expense  resulting from extension of
                  outstanding stock options terms                                  --                   --                557,260
          Changes in other assets and liabilities impacting
                  cash flows from operations:
                  Accrued interest receivable                                    32,575               89,181              (55,217)
                  Other current assets                                          (37,876)             (40,308)            (122,027)
                  Accounts payable                                             (138,874)            (273,504)             606,200
                  Accrued charges                                               (43,754)               6,486              273,069
                  License agreement obligations                                    --                   --                (12,203)
                                                                          -------------        -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                                        (3,787,922)          (3,427,324)         (26,948,786)
                                                                          -------------        -------------        -------------

CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Purchases of U.S. government securities available for
          sale and investment securities                                     (5,987,469)          (6,636,006)        (108,648,898)
        Proceeds from maturing U.S. government securities
          available for sale and investment security                          6,800,000           11,485,000           47,245,000
        Proceeds from sale of U.S. government securities
          available for sale                                                       --                   --             53,776,118
        Intangible assets                                                          --                   --               (193,022)
        Purchases of fixed assets                                               (35,520)             (45,582)            (296,791)
        Advances by a former parent                                                --                   --             (2,867,900)
        Repayment of advances to former parent                                     --                   --              2,867,900
                                                                          -------------        -------------        -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             777,011            4,803,412           (8,117,593)
                                                                          -------------        -------------        -------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                           CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                           FEBRUARY 21,
                                                                                                          1991 (DATE OF
                                                                       SIX MONTHS       SIX MONTHS         INCORPORATION)
                                                                         ENDED             ENDED                TO
                                                                        JUNE 30,          JUNE 30,           JUNE 30,
                                                                          1998              1997               1998
                                                                      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
        Stock offering costs                                         $           -      $          -      $  (5,048,255)
        Issuance of common stock and underwriters' options                       -                 -         43,402,816
        Payment received on note receivable from director                        -                 -             68,047
        Redemption of option held by former parent                               -                 -         (2,250,000)
        Receipt of Section 16(b) common stock profits                            -                 -             17,125
        Payment on license agreement obligations                                 -                 -           (119,215)
                                                                     -------------      ------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        -                 -         36,070,518
                                                                     -------------      ------------      -------------
EFFECT OF EXCHANGE RATES ON CASH                                             2,059               240             20,276
                                                                     -------------      ------------      -------------
NET (DECREASE) INCREASE  IN CASH                                        (3,008,852)        1,376,328          1,024,415
CASH AT BEGINNING OF PERIOD                                              4,033,267         1,686,090                  -
                                                                     -------------      ------------      -------------
CASH AT END OF PERIOD                                                $   1,024,415      $  3,062,418      $   1,024,415
                                                                     =============      ============      =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
        Issuance of common stock for promissory note from
          former parent                                                                                    $          150,000
                                                                                                           ==================
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                               $          131,418
                                                                                                           ==================
        Deferred stock offering costs offset against common
          stock                                                                                            $        5,048,255
                                                                                                           ==================
        Note receivable from director originating upon
          exercise of options for common stock                                                             $           68,047
                                                                                                           ==================
        Interest paid                                                                                      $           12,594
                                                                                                           ==================

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Operations for the six-month periods ended June 30, 1998, and 1997 and for the period from February 21, 1991, (date of incorporation) to June 30, 1998, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998, and 1997 and for the period from February 21, 1991, (date of incorporation) to June 30, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 1998, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.71% to 6.33%, and maturity dates ranging from July 1, 1998 to August 10, 1999.

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


                                                                                              Cumulative
                                                                                             period from
                                                                                             February 21,
                                                      Six Months         Six Months         1991 (date of
                                                        ended               ended         incorporation) to
                                                    June 30, 1998       June 30, 1997       June 30, 1998
                                                     (Unaudited)         (Unaudited)         (Unaudited)
Net loss                                            $ (3,526,186)       $ (3,164,383)       $(28,227,205)
Net unrealized gain (loss) on U.S. government
securities available for sale                             26,739             (18,247)                116
                                                    ------------        ------------        ------------
Comprehensive loss                                  $ (3,499,447)       $ (3,182,630)       $(28,227,089)
                                                    ============        ============        ============

4. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of basic net loss per share as if they were outstanding for the entire period. Stock options are not included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

5. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pension and Other Postretirement Benefits. The Statement standardizes the disclosure requirements for pension and other postretirement benefits. The Statement is effective for the Company's financial statements as of December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

6. The Company has entered into an employment agreement with its Chief Operating Officer effective May 14, 1998. The agreement sets out the remuneration, benefits and incentive bonuses to which the officer is entitled. The full term of employment is unlimited in duration unless terminated in accordance with the terms of the agreement. As partial consideration for the employment agreement, the Company granted incentive stock options to purchase up to 60,000 shares of the Company's common stock at $11.50 per share pursuant to the terms of the 1996 Omnibus Plan as amended. The exercise price of such options is the closing stock market price on May 7, 1998, the date of the grant.

7. On May 7, 1998 the Company granted incentive stock options to two employees of the Company to purchase up to 50,000 shares of the Company's common stock at $11.50 per share pursuant to the terms of the 1996 Omnibus Plan as amended. The exercise price of such options is the closing stock market price on the date of the grant.

8. On June 11, 1998 at the Annual Meeting of the Shareholders, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 20 million shares of Common Stock without par value, to 100 million shares without par value, 40 million of which are designated Common Stock, and 60 million of which may be further divided into classes or series of shares with rights, preferences and limitations as may be determined by the Board of Directors.

9. Under the terms of the 1996 Omnibus Plan as amended, each person who is a continuing director following the Annual Meeting of Shareholders automatically receives 10,000 non-qualified stock options. Consequently on June 12, 1998 the Company granted a total of 50,000 non-qualified stock options to the directors to purchase the common stock of the Company at $6.9375 per share. The exercise price of such options is the closing stock market price on the date of the grant.

10. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of the Company's year ended December 31, 2000. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

11. The Company has entered into a series of agreements for research projects and clinical studies. As of June 30, 1998, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $843,000 for the remainder of 1998, and $25,000 for 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1997 and for the six-month periods ended June 30, 1998, and June 30, 1997, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy ("PDT") and photodetection ("PD") utilizing Levulan(R), the Company's brand of aminolevulinic acid ("ALA"). The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements and additional public offerings in December 1995 and May 1996. The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., located in Valhalla, New York, is the Company's center for its research and development activities.

         On June 30, 1998 the Company submitted to the United States Food and Drug Administration (FDA) a New Drug Application (NDA), for Levulan(R) PDT of actinic keratoses (AKs). The submission covers the Company's 20% Levulan(R) Kerastick(TM) applicator, and its Blu-U(TM) fluorescent tube illuminator, for use in the treatment of multiple AK's of the face and scalp. As a drug/device combination product, the FDA Center for Drug Evaluation and Research (CDER), Division of Dermatological and Dental Drug Products, will be primarily responsible for reviewing the NDA. The Company's controlled clinical trials in the treatment of AK lesions consisted of in excess of 450 patients, including the Company's two pivotal Phase III clinical trials, involving more than 240 patients, and 1700 AK lesions, at 16 sites across the United States. In the Phase III trials, which were completed in 1997, patients received 20% Levulan(R) topical solution plus blue light. Overall, 91% of the AK lesions cleared with Levulan(R) PDT, compared to 25% of controls. Assessed by individual patient responses, 89% of patients were considered cleared with Levulan(R) PDT compared to 13% of controls. Upon analysis by the Company, these results yield "p" values <.001 which are highly significant statistically. As expected, a well tolerated burning, stinging discomfort was experienced in the AK lesions during the light exposure. There were no significant treatment-related side effects, and no systemic photosensitivity reported. Cosmetic responses were rated as good or excellent by both physicians and patients in over 90% of cases, and 84% of patients stated that they would choose Levulan(R) PDT if they required treatment for AK in the future.

         During the quarter, the Company announced that its agreement in principle with a multi-national pharmaceutical company could not be concluded at that time. The Company was informed that although the dermatology division of the multi-national pharmaceutical company would still like the opportunity to market Levulan(R) PDT, there had been changes at the parent company unrelated to Levulan(R) and the Company which precluded the completion of the transaction in the near future. The Company, therefore, decided to re-open discussions with other potential dermatology alliance partners.

Financial Condition

         The Company is considering various opportunities to strengthen its financial position, preferably through a strategic alliance for the marketing rights to its first product, while it awaits the regulatory review of its NDA. The Company is currently continuing its research and development program, as planned, for the enhancement of bladder cancer detection. Funding of other potential indications beyond the Company's current commitments will be carefully scrutinized in order for the Company to maintain its operations and prepare to commercialize its first product with existing funds after approval. The Company expects that it will require additional funding to market its first product as it currently intends to maintain research spending at 1997 levels through the end of 1998. The Company's total assets were $9,399,173 as of June 30, 1998, compared to $13,081,248 as of December 31, 1997. The decline of assets, which is within managements' expectations, will continue as research and development activities proceed, unless the Company successfully concludes and receives funds as part of a corporate alliance, or from other financing activities. As of June 30, 1998, the Company had outstanding current liabilities of $879,269 as compared to $1,061,897 as of December 31, 1997. The decrease in current liabilities from December 31, 1997 is due to timing of the payment of expenses. Since its inception the Company has had no long-term debt. The Company held cash and United States government securities at a fair market value of $9,076,634 as of June 30, 1998, as compared to $12,767,142 as of December 31, 1997. In the three-month period ending June 30, 1998, the Company incurred an operational net loss of $2,149,250, compared to $1,727,696 for the three-month period ended June 30, 1997. (See "Results of Operations").

         During the quarter, the Company focused its resources on finalizing the documents for the AK NDA. It is currently concentrating its efforts on preparations for commercialization of the AK product, clinical trials of its bladder cancer detection technology and other indications, and strategic alliance discussions for dermatology.

         During the quarter, the Company continued to support research and development programs in other therapeutic and diagnostic areas including a hair removal clinical trial, and work on endometrial ablation and acne indications. Various independent investigator-sponsored studies are underway using ALA PDT/PD for a wide variety of dermatological and internal conditions. The Company provides support to certain studies which it believes may lead to development of commercial indications in the future. Some of these may be targeted for more advanced development by the Company over the next 6-12 months, subject to appropriate financing being available. Full development and testing of all potential indications which are currently under development will require additional funding. The timing of future expenditures will be dependent on various factors, including the approval of its AK NDA filing, if at all, progress on the Company's research and development programs, the results of preclinical and clinical trials, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing.

         If sufficient funds are available, the Company may also use its resources to acquire, by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. The Company is actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, or provide funding for research projects.

         There can be no assurance that the Company's funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. Consequently, in order to maintain the research and development program through 1999 and beyond at current levels, it will be necessary to raise additional funds through future corporate alliances, financings, or other sources. There can be no assurance that such additional funds will be available to the Company on terms which are acceptable to the Company's management.

Results of Operations

         The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $134,358 for the three-month period ended June 30, 1998, as compared to $239,758 for the three-month period ended June 30, 1997, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage, unless the Company can raise funds by concluding a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1998 was $5,200,876.

      Research and development costs for the three-month period ended June 30, 1998 were $1,701,333 compared to $1,427,676 for the three-month period ended June 30, 1997. The increase in expenditures is due primarily to completing and submitting the NDA for Levulan(R) PDT for treatment of AKs, and consulting services related to the production of validation batches at a third party manufacturer's site for commercialization of Kerastick(TM) applicators. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1998 were $24,846,665. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of approximately $843,000, for the remainder of 1998.

         Operating expenses were $584,334 and $541,541 for the three-month periods ended June 30, 1998, and June 30, 1997 respectively. Operating expenses are expected to increase somewhat as the Company scales up the manufacturing for the commercial production of Levulan(R). The Company will also require leased office space in New England for the employees who have joined the Company from Lumenetics Inc., including its principals, and intends to qualify a second manufacturing site for its Kerastick(TM) applicators.

         The Company incurred a net loss of $2,149,250, or $0.23 per share, for the three-month period ended June 30, 1998, as compared to a net loss of $1,727,696, or $0.18 per share, for the three-month period ended June 30, 1997. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1998 were $28,227,205, or $4.51 per share.

Liquidity and Capital Resources

         The Company's United States government securities available for sale have an aggregate cost of $8,052,113 and a current aggregate market value of $8,052,219 as of June 30, 1998, resulting in a net unrealized gain on securities available for sale of $166, which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 4.71% to 6.33%, and maturity dates ranging from July 1, 1998 to August 10, 1999. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD well into 1999. Management is focusing current clinical trials primarily on bladder cancer photodetection but full development and testing of the potential indications which are currently under development will require additional funding (see "Financial Condition"). Until a strategic alliance has been concluded or other funding becomes available to the Company, the Company's research and development program will be focused on its lead indications while it awaits regulatory action on its AK NDA. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

SFAS No. 133

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of the Company's year ended December 31, 2000. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

Inflation

         Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

               The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales, level of support for its research and development program and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, availability of suitable light sources, the availability of additional capital to support research and development and/or marketing activities, dependence on third-parties to manufacture the Company's products which are subject to FDA regulations, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

                           PART II- OTHER INFORMATION

Items 1-3.

         None.

Item 4.  Submission of Matters to a vote of Security Holders

         Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 11, 1998 included (1) the election of five (5) directors; (2) ratification of the selection of Deloitte and Touche LLP as the independent auditors for the Corporation for 1998; (3) amendments to the 1996 Omnibus Plan; (4) ratification of an amendment to the Corporation's Certificate of Incorporation, increasing the number of authorized Shares of Common Stock; (5) amendments to the Certificate of Incorporation and By-Laws eliminating the shareholder's right to remove a Director without cause; and (6) an amendment to the Company's By-Laws fixing the range of members of the Board of Directors to at least five and up to nine members.

     (1) The following persons were elected to serve as directors of the
         Corporation:


                                                                                     Broker
                                         For           Against    Abstained         non-votes
                                         ---           -------    ---------         ---------
D. Geoffrey Shulman                   7,220,832         18,366        0                 0
John H. Abeles                        7,222,564         16,634        0                 0
James P. Doherty                      7,222,564         16,634        0                 0
Richard C. Lufkin                     7,222,564         16,634        0                 0
Jay Haft                              7,222,564         16,634        0                 0

     (2) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 1998 as follows:

Votes cast for                                7,225,522
Vote cast against                                12,637
Abstained                                         1,039
Broker non-votes                                      0

     (3) Shareholders approved amendments to the 1996 Omnibus Plan as follows:


Votes cast for                                6,653,572
Vote cast against                               487,414
Abstained                                        42,781
Broker non-votes                                      0

     (4) Shareholders approved the amendment to the Corporation's Certificate of Incorporation, increasing the number of authorized capital stock of the Corporation, without par value, from 20,000,000 common shares to 100,000,000 shares, 40,000,000 of which are common shares and 60,000,000 of which may be designated into classes or series, as follows:


Votes cast for                                6,341,500
Vote cast against                               830,501
Abstained                                        20,408
Broker non-votes                                 46,789

     (5) Shareholders approved the amendments to the Certificate of Incorporation and By-Laws eliminating the shareholder's right to remove a director without cause, as follows:


Votes cast for                                3,070,259
Vote cast against                               920,751
Abstained                                        14,420
Broker non-votes                              3,223,568

     (6) Shareholders approved the amendment to the Company's By-Laws fixing the range of members of the Board of Directors to at least five and up to nine members, as follows:


Votes cast for                                6,739,586
Vote cast against                               441,782
Abstained                                        57,830
Broker non-votes                                      0

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



DATE August 5,  1998                     BY:   /S/D. GEOFFREY SHULMAN
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