Form 10-Q
period 1998-09-30
DUSA PHARMACEUTICALS INC
filed 1998-11-10
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      September  30, 1998

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

                     9,365,950 shares as of November 9, 1998



November 9, 1998

Part 1.
Item 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998                1997
                                                                    (UNAUDITED)

ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                        $    425,878        $  4,033,267
    U.S. government securities available for sale, at market
      (cost- $7,298,274 and $8,760,498, respectively)                 7,307,279           8,733,875
    Accrued interest receivable                                          33,432              87,792
    Other current assets                                                149,024              84,151
                                                                   ------------        ------------
                                                                      7,915,613          12,939,085

FIXED ASSETS                                                            149,782             142,163
                                                                   ------------        ------------

                                                                   $  8,065,395        $ 13,081,248
                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $    365,352        $    745,074
    Accrued charges                                                     290,665             316,823
                                                                   ------------        ------------
                                                                        656,017           1,061,897
                                                                   ------------        ------------

SHAREHOLDERS' EQUITY
    Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares
         designated as common stock, no par, and
         60,000,000 shares issuable in series or classes
      Issued and outstanding: 9,365,950 shares of common
      stock, no par                                                  36,746,993          36,746,993
    Deficit accumulated during the development stage                (29,346,619)        (24,701,019)
    Net unrealized gain (loss) on U.S. government securities
      available for sale                                                  9,004             (26,623)
                                                                   ------------        ------------
                                                                      7,409,378          12,019,351
                                                                   ------------        ------------
                                                                   $  8,065,395        $ 13,081,248
                                                                   ============        ============


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                                      CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                     FEBRUARY 21,
                                                   THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS      1991 (DATE OF
                                                       ENDED           ENDED            ENDED           ENDED      INCORPORATION) TO
                                                   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                       1998            1997             1998            1997              1998
                                                   (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
REVENUE
   Interest income                                  $   112,122     $   213,543     $   407,388     $   704,447     $  5,312,998
   Gain on foreign currency exchange                       --              --                               240           20,276
   Gain on sale of U.S. government securities              --              --              --              --            322,659
   Unrealized loss on U.S. government securities
     available for sale                                    --              --              --              --            (62,832)
                                                    -----------     -----------     -----------     -----------     ------------
                                                        112,122         213,543         407,388         704,687        5,593,101
                                                    -----------     -----------     -----------     -----------     ------------
RESEARCH AND DEVELOPMENT COSTS                          892,318       1,724,864       3,673,383       4,488,870       25,738,983
                                                    -----------     -----------     -----------     -----------     ------------
OPERATING COSTS
   General and administration                           321,038         360,687       1,329,037       1,226,205        9,076,972
   Depreciation and amortization                         18,180          14,281          50,568          40,284          186,597
                                                    -----------     -----------     -----------     -----------     ------------
                                                        339,218         374,968       1,379,605       1,266,489        9,263,569
                                                    -----------     -----------     -----------     -----------     ------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                       (1,119,414)     (1,886,289)     (4,645,600)     (5,050,672)     (29,409,451)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                       --              --              --              --             62,832
                                                    -----------     -----------     -----------     -----------     ------------
NET LOSS                                            $(1,119,414)    $(1,886,289)    $(4,645,600)    $(5,050,672)    $(29,346,619)
                                                    ===========     ===========     ===========     ===========     ============
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                               $     (0.12)    $     (0.20)    $     (0.50)    $     (0.54)    $      (4.62)
                                                    ===========     ===========     ===========     ===========     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    9,365,950       9,355,950       9,365,950       9,355,950        6,357,749
                                                    ===========     ===========     ===========     ===========     ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                           CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                          FEBRUARY 21,
                                                                                                          1991 (DATE OF
                                                                  NINE MONTHS         NINE MONTHS        INCORPORATION)
                                                                     ENDED               ENDED                 TO
                                                                 SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                                      1998                1997                1998
                                                                  (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                      $ (4,645,600)       $ (5,050,672)       $ (29,346,619)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Amortization of premiums and accretion of
         discounts on U.S. government securities
         available for sale and investment securities, net            238,164            (113,875)             240,636
      Depreciation and amortization                                    50,568              40,284              186,597
      Loss (gain) on foreign currency exchange                         (2,059)               (240)             (22,335)
      Gain on sale of U.S. government  securities
         available for sale                                              --                  --               (322,659)
      Unrealized loss on U.S. government  securities
         available for sale                                              --                  --                 62,832
      Cumulative effect of change in accounting principle                --                  --                (62,832)
      Write-off of intangible assets                                     --                  --                307,519
      Compensation expense  resulting from extension of
         outstanding stock options terms                                 --                  --                557,260
      Changes in other assets and liabilities impacting
         cash flows from operations:
         Accrued interest receivable                                   54,360             104,374              (33,432)
         Other current assets                                         (64,873)            (50,918)            (149,024)
         Accounts payable                                            (379,722)           (364,538)             365,352
         Accrued charges                                              (26,158)             93,179              290,665
         License agreement obligations                                   --                  --                (12,203)
                                                                 ------------        ------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                              (4,775,320)         (5,342,406)         (27,938,243)
                                                                 ------------        ------------        -------------

CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES
   Purchases of U.S. government securities available for
     sale and investment securities                                (9,025,941)         (8,533,796)        (111,687,370)
   Proceeds from maturing U.S. government securities
     available for sale and investment security                    10,250,000          15,635,000           50,695,000
   Proceeds from sale of U.S. government securities
     available for sale                                                  --                  --             53,776,118
   Intangible assets                                                     --                  --               (193,022)
   Purchases of fixed assets                                          (58,187)            (38,522)            (319,458)
   Advances by a former parent                                           --                  --             (2,867,900)
   Repayment of advances to former parent                                --                  --              2,867,900
                                                                 ------------        ------------        -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 1,165,872           7,062,682           (7,728,732)
                                                                 ------------        ------------        -------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------



                                                                                                  CUMULATIVE
                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 21,
                                                                                                 1991 (DATE OF
                                                              NINE MONTHS      NINE MONTHS       INCORPORATION)
                                                                 ENDED            ENDED                TO
                                                             SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1998             1997               1998
                                                              (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
   Stock offering costs                                      $      --          $     --         $ (5,048,255)
   Issuance of common stock and underwriters' options               --                --           43,402,816
   Payment received on note receivable from director                --                --               68,047
   Redemption of option held by former parent                       --                --           (2,250,000)
   Receipt of Section 16(b) common stock profits                    --                --               17,125
   Payment on license agreement obligations                         --                --             (119,215)
                                                             -----------        ----------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --                --           36,070,518
                                                             -----------        ----------       ------------
EFFECT OF EXCHANGE RATES ON CASH                                   2,059               240             22,335
                                                             -----------        ----------       ------------
NET (DECREASE) INCREASE  IN CASH                              (3,607,389)        1,720,516            425,878
CASH AT BEGINNING OF PERIOD                                    4,033,267         1,686,090               --
                                                             -----------        ----------       ------------
CASH AT END OF PERIOD                                        $   425,878        $3,406,606       $    425,878
                                                             ===========        ==========       ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION
   Issuance of common stock for promissory note from
     former parent                                                                               $    150,000
                                                                                                 ============
   License agreement obligations incurred in the
     acquisition of an intangible asset                                                          $    131,418
                                                                                                 ============
   Deferred stock offering costs offset against common
     stock                                                                                       $  5,048,255
                                                                                                 ============
   Note receivable from director originating upon
     exercise of options for common stock                                                        $     68,047
                                                                                                 ============
   Interest paid                                                                                 $     12,594
                                                                                                 ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Operations for the nine-month periods ended September 30, 1998, and 1997 and for the period from February 21, 1991, (date of incorporation) to September 30, 1998, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998, and 1997 and for the period from February 21, 1991, (date of incorporation) to September 30, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 1998, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 5.13% to 6.358%, and maturity dates ranging from October 16, 1998 to August 10, 1999.

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


                                                                                           Cumulative
                                                                                           period from
                                                                                           February 21,
                                                     Nine Months        Nine Months       1991 (date of
                                                        ended              ended        incorporation) to
                                                    September 30,      September 30,      September 30,
                                                        1998               1997                1998
                                                     (Unaudited)        (Unaudited)        (Unaudited)

Net loss                                            $(4,645,600)       $(5,050,672)       $(29,346,619)
Net unrealized gain (loss) on U.S. government
securities available for sale                            35,627             13,173               9,004
                                                    -----------        -----------        ------------
Comprehensive loss                                  $(4,609,973)       $(5,037,499)       $(29,337,615)
                                                    ===========        ===========        ============

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

8. On June 11, 1998 at the Annual Meeting of the Shareholders, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 20 million shares of common stock without par value, to 100 million shares, 40 million of which are designated common stock without par value, and 60 million of which may be further divided into classes or series of shares with rights, preferences and limitations as may be determined by the Board of Directors.

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

11. On September 9, 1998, the Board of Directors of the Company granted incentive stock options to six employees of the Company to purchase up to 42,000 shares of the Company's common stock at $3.25 per share pursuant to the terms of the 1996 Omnibus Plan as amended. The exercise price of such options is the closing stock market price on the date of the grant. Certain grants require clearance of state securities laws.

12. The Company has entered into a series of agreements for research projects and clinical studies. As of September 30, 1998, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $288,600 for the remainder of 1998, and $737,500 for 1999.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1997 and for the nine-month periods ended September 30, 1998, and September 30, 1997, respectively. The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy ("PDT") and photodetection ("PD") utilizing Levulan(R), the Company's brand of aminolevulinic acid ("ALA"). The Company has raised funds through its initial public offering of the Company's common stock in January 1992, private placements and additional public offerings in December 1995 and May 1996. The Company's wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., located in Valhalla, New York, is the Company's center for its research and development activities.

Financial Condition

     The Company's total assets were $8,065,395 as of September 30, 1998, compared to $13,081,248 as of December 31, 1997. The decline of assets, which is within management's expectations, will continue as research and development activities proceed, until and unless the Company successfully concludes and receives funds as part of a corporate alliance, or from other financing activities. As of September 30, 1998, the Company had outstanding current liabilities of $656,017 as compared to $1,061,897 as of December 31, 1997. The decrease in current liabilities from December 31, 1997 is due to the timing of certain expense payments, and lower expenditures in the quarter subsequent to submission of the Company's first NDA on July 1, 1998. Since its inception the Company has had no long-term debt. The level of total expenditures for 1998 are expected to be below that for 1997 due to the completion of the NDA during the first half of the year and management's efforts to reduce spending in order to conserve its resources while the NDA is being reviewed by the FDA.

     The Company continues to pursue various options to strengthen its financial position, preferably through a dermatology marketing alliance. While the regulatory review of the Company's first NDA is underway, the Company is continuing with preparations for manufacturing and commercialization of the initial actinic keratoses ("AK") light and drug products. The Company's research and development program is also continuing for the enhancement of bladder cancer detection. Future funding of this and other potential indications will be carefully reviewed and controlled in order for the Company to maintain its operations and prepare for commercialization of its first product during the FDA review of the AK NDA.

If it does not conclude a dermatology marketing alliance, the Company will require additional funding to build up inventory and to market its first product upon FDA approval. There is no way to predict the timing or magnitude of the revenues from the marketing of the Company's products or whether any such revenues will be realized.

     The Company held United States government securities at a fair market value as of $7,307,279 as of September 30, 1998, as compared to $8,733,875 as of December 31, 1997. The Company does not expect the current volatility in the stock markets to materially impact the market value of the Company's current assets, as it only holds short-term US government securities. Maturity dates have been selected to match the Company's requirement for cash for operations. In the three-month period ending September 30, 1998, the Company incurred an operational net loss of $1,119,414, compared to $1,886,289 for the three-month period ended September 30, 1997. (See "Results of Operations").

     Other than bladder cancer detection trials, the Company is planning a pilot Phase I/II trial for the treatment of acne using 20% Levulan(R) and the Blu-U(TM), and will be analyzing the results of a hair removal trial expected to be completed late in 1998 or early 1999. The Company also intends to initiate one or more additional pilot Phase I/II trials in 1999 subject to sufficient resources being available. Full development and testing of these potential indications will require additional funding. The timing of future expenditures for these potential indications, and others such as endometrial ablation, will be dependent on various factors, including the approval of the AK NDA, progress on the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. There can be no assurance, however, that even if such funds were available that they would be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any of these indications. Consequently, in order to maintain the current research and development program, including the bladder cancer detection trials, throughout 1999 and beyond, it will be necessary to raise additional funds through future corporate alliances, financings, or other sources, and there can be no guarantee that such funds will be available.

     If sufficient funds are available, the Company may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. The Company is actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, and to provide funding for certain research projects.

     As stated above, during the quarter, the Company continued to support a Phase I/II study analyzing the ability of Levulan(R) photodetection (PD) to enhance the visual detection of bladder cancer. Although a full analysis will not be possible until the study is completed, it appears (based upon partial results of this study) that techniques used in the study may be complementary to standard cystoscopy. Upon completion of this Phase I/II trial, DUSA intends to fully evaluate the data in consultation with a panel of urology experts, in order to determine how best to utilize Levulan(R) PD in the clinic.

     At this time, DUSA plans to continue to support various lower-cost corporate clinical studies and other independent investigator-sponsored studies using ALA PDT/PD for a variety of dermatological and internal conditions. The intention is to support studies which may lead to development of commercial indications in the future. Some of these may be targeted for more advanced development by the Company over the next 6-12 months, subject to appropriate financing being available.

Results of Operations

     The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $112,122 for the three-month period ended September 30, 1998, as compared to $213,543 for the three-month period ended September 30, 1997, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage, unless the Company raises funds by concluding a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1998 was $5,312,998.

     Research and development costs for the three-month period ended September 30, 1998 decreased significantly to $892,318 from $1,724,864 for the comparable three-month period ended September 30, 1997. Last year at this time, research and development costs were high as the Company was in the process of completing its clinical trials for the AK indication and compiling the NDA for filing. Also, while the Company pursues a dermatology alliance, it has reduced or postponed certain research activities other than those for bladder cancer detection or the activities described above in order to conserve its current assets pending market approval of its first product. For 1999, research and development costs other than pilot manufacturing and scale-up expenses are expected to stabilize at third-quarter 1998 levels until/unless additional funds are obtained through a strategic alliance and/or financing activities. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1998 were $25,738,983. Costs and development fees associated with all agreements for research projects and clinical studies commit the Company to make payments of approximately $288,600, for the remainder of 1998.

     Operating expenses were $339,218 and $374,968 for the three-month periods ended September 30, 1998, and September 30, 1997 respectively. Operating expenses are expected to increase as the Company hires additional employees and scales up the manufacturing for the commercial production of Levulan(R). To reduce risks associated with reliance on third-party manufacturers, the Company intends to lease manufacturing and office space in New England for several additional employees and to purchase additional equipment, at the appropriate time, in order to establish a second-source for manufacturing. The Company anticipates that purchases of equipment also may be necessary for commercial production of light devices and drug applicators at the Company's third-party manufacturers' facilities (depending upon inventory requirements). There may be expenses related to compliance with FDA's Good Manufacturing Practices and inspections of the Company's and third-party's facilities. Any delay in meeting GMPs could adversely affect the Company's ability to obtain final FDA marketing approval of its product and delay potential revenues.

     The Company incurred a net loss of $1,119,414, or $0.12 per share, for the three-month period ended September 30, 1998, as compared to a net loss of $1,886,289, or $0.20 per share, for the three-month period ended September 30, 1997. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1998 were $29,346,619, or $4.62 per share.

Liquidity and Capital Resources

     The Company's United States government securities available for sale have an aggregate cost of $7,298,275 and a current aggregate market value of $7,307,279 as of September 30, 1998, resulting in a net unrealized gain on securities available for sale of $9,004, which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 5.13% to 6.358%, and maturity dates ranging from October 5, 1998 to August 10, 1999. Management is focusing its resources on commercialization of its AK product and its bladder cancer detection trials to enhance the Company's ability to sustain operations during the regulatory review process of its first product using existing resources. Full development and testing of other potential indications which are currently under development will require additional funding (see "Financial Condition"). The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis. The Company believes that its current capital resources should be sufficient through 1999 to support is current Levulan(R) PDT/PD program. However, there can be no guarantee that this will be the case.

     Consistent with its current plans to conserve resources, the Company has agreed to enter an equipment lease with Lumenetics, Inc., its former light device consultants whose principals became employees of the Company during the second quarter. The Company had previously planned to acquire the equipment. The equipment lease provides the Company with an option to acquire the equipment and to apply a portion of the lease payments to the purchase price.

Year 2000 Compliance

     The financial impact to the Company of Year 2000 compliance has not been material to the Company's financial position or results of operation. The Company's relatively new management information systems which were supplied and are maintained by third-parties, have been certified as Year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third-party computers could affect the Company's computer systems. The Company could be adversely affected by the Year 2000 problem if unrelated parties fail to successfully address this problem. The Company has begun to communicate with key unrelated parties and to seek certifications by June 30, 1999 that such parties' systems are Year 2000 compliant. In the event such certifications are not available, the Company is developing plans to evaluate the potential impact on the Company's operations, and to prepare contingency plans, if such third-parties were unable to perform their obligations to the Company. The costs incurred in addressing Year 2000 compliance are not considered at this time to be material and will be expensed as incurred.

     The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of a continuing decline in assets, the impact of volatile financial markets, the regulatory approval and the commencement of sales of its Levulan(R) AK product, the impact of Year 2000 problems, and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs for its research and development program to commercialize its AK product and to maintain operations while awaiting approval of its NDA. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, availability of light sources and drug supplies from third-party manufacturers meeting GMP requirements, results of its clinical trials, the impact of competitive products and pricing, the ability of the Company and third-party vendors to eliminate Year 2000 issues, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Inflation

     Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

                           PART II- OTHER INFORMATION

Items 1-4.

     None.

Item 5.  Other Information.

     The Securities and Exchange Commission amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), effective June 29, 1998, with respect to the Company's exercise of discretionary voting authority at its annual shareholder meetings relative to matters not submitted under the provisions of the Shareholder Proposal Rule set forth in Rule 14a-8 of the 1934 Act.

     Under the amended Rules, a company retains its discretionary voting authority in those instances in which the company did not receive notice of the matter at least 45 days before the month and date in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an override advance notice provision in the company's articles of incorporation or bylaws. The Company has not implemented such an override advance notice provision at this time. Therefore, the date after which notice of a shareholder proposal submitted outside of Rule 14a-8 of the 1934 Act will be considered untimely for the 1999 Annual Shareholder's Meeting is March 13, 1999.

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


                                       DUSA PHARMACEUTICALS, INC.




     DATE November 9,  1998       BY:  /s/D. GEOFFREY SHULMAN
          -------------------        ------------------------------------
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