Form 10-K
period 1998-12-31
DUSA PHARMACEUTICALS INC
filed 1999-02-26
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

                                  Common Stock
                      ------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of February 23, 1999 was $67,622,096.

      The number of shares of common stock outstanding of the Registrant as of February 23, 1999 was 11,001,385.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document incorporated by reference to this Report is:

      (1)   Proxy Statement for the 1999 Annual Meeting of Shareholders

                         PART III, Items 10 through 13.

                                     PART I

      This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as the "Company") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which the Company operates. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on page 14, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

General

      The Company is a pharmaceutical company engaged primarily in the development of photodynamic therapy ("PDT") and photodetection ("PD"), utilizing Levulan(R), the Company's brand of 5-amino-levulinic acid ("ALA"), for various medical indications. During 1998, the Company filed its first New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for Levulan(R) PDT treatment of actinic keratoses. The Company is developing Levulan(R) PDT and PD under an exclusive worldwide license. See "Business - PARTEQ License Agreement" below. The Company also owns or is the licensee of certain patents relating to methods for using pharmaceutical formulations containing specified active ingredients, including Levulan(R) for PDT and PD, related processes and improvements and light device technologies.

      The Company was incorporated on February 21, 1991, pursuant to the laws of the State of New Jersey under the name Deprenyl USA, Inc. In May 1993, the Company changed its name to DUSA Pharmaceuticals, Inc. The Company's principal executive offices are currently located at 181 University Avenue, Suite 1208, Toronto, Ontario, Canada, M5H 3M7 (telephone: (416) 363-5059). On March 3, 1994, the Company formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary located in Valhalla, New York, to coordinate the research and development efforts of the Company. Recently, the Company opened an office in Norwell, Massachusetts to coordinate operations for the commercialization of the Company's products. The Company has financed its development stage operations primarily from sales of securities in public offerings, and in private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, (the "Act"). In January 1999, the Company completed a private placement under Regulation D of the Act and raised $7,500,000 in gross proceeds. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations -- Liquidity and Capital Resources" below.

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

      Levulan(R) is unique among PDT/PD agents therapeutically used in that it is a naturally occurring substance found in virtually all human cells. Levulan(R) is also unique in that it is not itself a photosensitizer. After delivery of Levulan(R) to target tissue, it is converted through a cell-based process into the photosensitizer protoporphyrin IX ("PpIX"). PpIX is also found in normal cells. Normally, this process is self-regulating, so that the production of PpIX is limited and no photosensitivity is developed. However, when additional Levulan(R) is supplied either topically or systemically, the self-regulatory step is bypassed and PpIX accumulates. Scientists believe that this effect is more pronounced in rapidly growing diseased tissues (such as pre-cancerous and cancerous lesions), conditions characterized by rapidly proliferating inflammatory cells (such as acne) and in certain normally fast-growing tissues (such as hair follicles and the lining of the uterus). Topically applied, Levulan(R) also penetrates skin affected by certain diseases, such as actinic keratoses (pre-cancerous skin lesions) ("AKs"), acne and psoriasis, more than it penetrates the surrounding normal skin. These properties enable Levulan(R) PDT to preferentially react with targeted cells as compared to surrounding cells.

      While the FDA is reviewing the Company's first NDA for the use of Levulan(R) PDT to treat multiple AKs, the Company is continuing to advance its clinical program utilizing Levulan(R) PDT and PD for several indications noted below under the section entitled "Company's Products and Technology". The Company is preparing for commercialization and marketing of its first products upon FDA approval. These products include Levulan(R) solution to be supplied in the Company's Kerastick(TM) brand applicators and the BLU-U(TM) brand light source device.

Company's Products and Technology

      The Company follows a development strategy of focusing its resources on selected, priority indications chosen for development based on clinical, regulatory and marketing criteria set by the Company. Although Levulan(R) PDT and PD have shown potential in numerous indications, the Company has focused development primarily on the indications outlined below.

      The research and development expenses for the last three years were $4,502,391 in 1998, $6,252,830 in 1997 and $5,652,442 in 1996.

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

      The Company's NDA for treatment of multiple AKs of the face and scalp with Levulan(R) PDT is under review. In Phase III trials over 240 patients, each with between 4 and 15 AKs, were treated at a total of 16 sites across the U.S. All patients received either 20% Levulan(R) topical solution, or a placebo vehicle, plus blue light (i.e., with the BLU-U(TM) brand light source).

      Photodetection of Bladder Cancer. The Company is also developing a process for detecting bladder cancer using Levulan(R). Two independent European studies of bladder cancer in 82 patients showed the selective accumulation of PpIX in human bladder tumors and precancerous lesions following ALA application. These tumors and lesions showed fluorescence upon exposure to certain wavelengths of light, allowing the identification of malignant and precancerous lesions, including lesions which were missed by routine visual examination. Based upon this early clinical data, the Company decided to undertake its own Phase I/II multi-center clinical trial using Levulan(R) PD for bladder cancer, and a light source developed under the Company's agreement with Richard Wolf Medical Instruments Corp. See "Business - Light Technology and Devices."

      In January 1999 the Company reported preliminary results of 59 patients who had been enrolled and tested. The baseline data showed 72 cancers were detected when investigators examined the inside of the bladder with white light cystoscopy alone, or 75.8%, while missing 23 cancers, or 24.2%. For carcinomas-in-situ, white light cystoscopy detected 14 cancers, or 58% but missed 12 cancers, or 42%.

      When investigators used Levulan(R) and blue light, they detected an additional 11 cancers, or 13.2%, including 4 carcinomas-in-situ, or 17%. Random biopsies detected an additional 12 cancers, or 14.3%, including 6 carcinomas-in-situ, or 20%. Only one cancer detected by Levulan(R) PD was also found by random biopsy. Therefore, management believes that Levulan(R) PD and random biopsies appear to complement each other. There were no significant side effects reported. The Company will now be reviewing the clinical trial data with a panel of urology experts to help guide the design of further clinical trials.

Secondary Indications

      Hair Removal. In an independent pilot study performed by researchers from Massachusetts General Hospital-Harvard Medical School using a Levulan(R) formulation supplied by the Company and a laser light source, researchers achieved hair removal in 12 subjects who were followed for up to six months. In January 1996, the Company entered into a research agreement with this institution to support its ongoing studies. In March 1997, the Company initiated a Phase I/II multicenter clinical study examining the ability of Levulan(R) with either a proprietary non-laser light source or a laser to permanently remove human hair. At this stage, with three-month data available, the non-laser light plus Levulan(R) did not result in more significant hair loss than placebo plus light. However, Levulan(R) plus laser light appears to prevent approximately 30% of the hair from regrowing with one treatment. Six-month data is being analyzed. Significantly more development work is required before this indication could be commercialized.

      Endometrial Ablation. The Company has supported research by independent investigators using Levulan(R) in clinical studies at centers in the United Kingdom and the United States which showed a high degree of selectivity by endometrial tissue with no evidence of toxicity. The Company has agreed to support a pilot human trial for treatment of endometrial ablation which is expected to begin during 1999. The investigators have agreed to negotiate a license to DUSA for use of their patented intrauterine light device. During 1997, the Company also entered into a license agreement to develop and market an incoherent or non-laser light source for possible use in this indication or others. See "Business - Light Technology and Devices."

      Acne. Based on pre-existing knowledge about ALA activity in sebaceous
(oil) glands, the Company carried out a small fluorescence study in acne patients in 1994. The preliminary results showed specific localization and conversion of ALA to PpIX in the acne lesions, which suggest that acne could be a potential indication for treatment with Levulan(R) PDT. A Company sponsored Phase I/II human clinical trial, started in 1995, confirmed the selective accumulation of PpIX in acne lesions following Levulan(R) application in eight patients. In 1996, the Company carried out a Phase I/II dose-ranging clinical trial using topical Levulan(R) and a proprietary non-laser red light. The study was designed primarily to test safety, and to help guide the development of Phase II clinical trial design, and was therefore not statistically sized to demonstrate efficacy. However, the clinical response was encouraging at certain doses, the treatments were well tolerated, and no adverse events were reported. The Company is finalizing a new protocol incorporating multiple treatments using a non-laser blue light source in preparation for a new Phase I/II clinical trial scheduled to begin this Spring. A similar study using a red light source is also being planned.

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

      The Company monitors independent research on ALA PDT, in order to identify new indications for potential development. The Company also actively evaluates and pursues licensing opportunities and patent strategies for potential new light sources and devices, or improvements to existing Levulan(R) PDT/PD methods and technologies. See "Business - Light Technology and Devices."

Light Technology and Devices

      The light required for Levulan(R) PDT/PD activation may be produced by a variety of sources. The Company has, from its inception, followed the strategy that Levulan(R) PDT/PD should be developed as integrated drug and light device systems, in which the light sources are tailored to fit specific medical needs; be easy to use; and provide cost-effective therapy. Where feasible, the Company is using non-laser light sources, which appear to be more reliable, and inexpensive, compared to lasers. See "Business - Manufacturing." The Company's commercial device development group has experience in the development and regulatory approval process of devices for use in clinical PDT. Together with the rest of the Company's Levulan(R) PDT/PD research and development team, the device group has assisted with the design of, as well as assessment of new light delivery and light measurement devices and technologies. See "Business - Other
Relationships: Consultants."

      In November 1998, the Company entered a purchase and supply agreement with National Biological Corporation ("NBC") for light sources, including the BLU-U(TM). The Company has agreed to order all of its supply of these light sources for certain territories from NBC and NBC has agreed to supply the Company with the quantities it orders subject to the terms of the agreement. If an opportunity arises, the parties have agreed to negotiate the terms under which NBC would supply light sources to the Company for sale in countries other than the current territories.

      NBC has granted a license to the Company to manufacture the light sources in certain situations if NBC fails to meet the Company's supply needs. The Company also has a worldwide license to import, use, sell or dispose of the light sources under NBC's technology within a specific field of use. Also, NBC has agreed that it will not supply certain light sources which may compete with the Company's business.

      The agreement has a ten-year term, subject to earlier termination for breach or insolvency, or for convenience. However, a termination for convenience requires twelve (12) months' prior written notice which may not be given prior to the third anniversary of the date of the agreement.

      As mentioned above, the Company signed an agreement in May 1997, with Richard Wolf Medical Instruments Corp., ("Wolf"), for Wolf to supply at no cost to the Company, proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for the Company's first Phase I/II clinical trial for enhanced detection of bladder cancer. The Wolf light device was utilized by the investigators in the clinical trial. The Company also has the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer.

      In addition, the Company entered into a license agreement with a British technology firm in April, 1997 to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program. The license grants rights in territories on an exclusive and non-exclusive basis. The Company paid an execution fee of (pound)10,000 ($16,421) and will pay royalties on sales ranging from 1.25% to 5% depending on the patent status and territory in which sales may occur. The agreement, which is being assigned by the licensor to a successor firm, shall remain in effect for twelve years, or until the last of the patent rights has expired, subject to earlier termination for breach or insolvency. The Company does not anticipate sales of such devices in the near future, as the device, once developed and tested in clinical trials, would require FDA approval.

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

Government Regulation

      The manufacture and sale of pharmaceuticals and medical devices in the United States are governed by a variety of statutes and regulations. These laws require, among other things, (i) approval of manufacturing facilities, including adherence to good manufacturing, laboratory and clinical practices (known as "GMPs", "GLPs" and "GCPs", respectively) during production and storage; (ii) controlled research and testing of products; (iii) a submission for governmental review containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought; and (iv) control of marketing activities, including advertising and labeling. The Company's AKs PDT product has been tested in the required number of clinical trials prior to submitting an NDA, however, the FDA could request additional testing or data during its review process. The Company has recently been informed that the facility of our bulk ALA supplier does not yet meet FDA's "good manufacturing practices" (GMP) regulations. The Company is in regular communication with the supplier on these issues. The Company believes that the supplier is actively working to resolve the deficiencies in order to be GMP compliant upon re-inspection by the FDA. The Company's other products still require significant development, including additional preclinical and clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no assurance that the use of Levulan(R) PDT for the treatment of AKs will be approved or that any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals. See "Business - Factors Affecting Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Markets outside of the United States have similar restrictions.

      The marketing of pharmaceutical products requires the approval of the FDA in the United States, and comparable agencies in other countries. The FDA has established regulations and safety standards, which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining marketing approval for a new drug normally takes several years and often involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and the approval of an NDA in the United States.

      Preclinical studies are conducted in the laboratory and on animals to obtain preliminary information on a drug's efficacy and safety. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing on humans. These preclinical studies may take from one to three years to perform.

      The human clinical testing program involves three phases. In Phase I, studies are usually conducted on healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase I studies generally require several months to complete. Phase II studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase II studies generally require from several months to two years to complete. Phase III involves wide scale studies on patients with the same disease in order to provide comparisons with currently available therapies. Phase III studies generally require from six months to four years to complete. The Company is currently conducting Phase I/II studies for bladder cancer, permanent hair removal and acne. See "Business - Company's Products and Technology." Data from Phase I, II and III trials are submitted with the NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes and preclinical and clinical trials. For a more specific description of the state of the Company's development program, see "Business - Company's Products and Technology" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Levulan(R) for use in PDT/PD is considered by the Company to be a new chemical entity under the Food, Drug & Cosmetic Act ("FD&C Act") in the sense that neither ALA, nor any ester or salt of ALA, has been the subject of an approved NDA. For this reason and because only two similar PDT applications, which were filed by a third-party, have been approved by the FDA, the approval process for Levulan(R) PDT may be longer than the approval process for a new drug or device alone.

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

      The United States Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch/Waxman Act") permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the Hatch/Waxman Act, new chemical entities approved after September 24, 1984 receive marketing exclusivity for a period of five years from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA by third parties. Similarly, in the case of NDA's for non-new chemical entities approved after September 24, 1984, no "abbreviated NDA" or "paper NDA" may become effective before three years from approval of such non-new chemical entity NDA which include data of new clinical investigations conducted or sponsored by the applicant essential to approval of the application. The Company cannot predict with accuracy whether or not any NDA filed by the Company will be approved for any indication of Levulan(R) PDT/PD or whether any Company NDA will be the first NDA approved for ALA. The Company believes that since ALA has not been approved for medical use, that the first NDA for ALA which is approved under the Hatch/Waxman Act, will be entitled to the five years' exclusivity, as well as any patent term extension that may be available.

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

      The Company also intends to have its product marketed outside of the United States primarily through corporate partnerships. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. The approval procedure varies from country to country. When designing protocols for clinical studies, the Company intends to do so in a manner that will permit acceptance of the data in the desired countries to minimize unnecessary duplication. However, some countries may require additional studies to be conducted on patients located in their country. With the signing of the Drug Export Amendments Act of the United States in 1986, products not yet approved in the United States may be exported, upon approval of an application to export by the United States government, to certain foreign markets as long as the product is approved by the importing nation. No assurance can be given that the Company will be able to secure approval by the importing nations' regulatory authorities or will be able to participate in the foreign pharmaceutical market. See "Business - Patents and Trademarks."

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

PARTEQ License Agreement

      The Company entered into a license agreement effective August 27, 1991 with PARTEQ Research and Development Innovations (the licensing arm of Queen's University, Kingston, Ontario) ("PARTEQ") and Draxis Health, Inc., the Company's former parent ("Draxis"). Under the terms of the license agreement as modified by the parties in October 1997 and formally amended in March 1998, the Company has been granted an exclusive worldwide license (with a right to sublicense) to make, have made, use and sell products which are precursors of PpIX, including ALA, under PARTEQ patent rights. The agreement covers certain use patent rights. It also includes any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University, and in respect of which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen's University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.

      The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. The Company is obligated to pay 5% of any lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. The Company paid a minimum royalty of CDN $100,000 during 1998. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the agreement with or without cause upon ninety days notice. The amended license agreement removed Draxis as a guarantor and a party to the agreement. The agreement is effective through the expiration date of the latest United States patent made subject to the agreement. See Note 8a. to the Company's Notes to Consolidated Financial Statements.

      The Company, PARTEQ and Draxis entered into an agreement (the "ALA Assignment Agreement") effective October 7, 1991. According to the terms of this agreement the Company assigned to Draxis its rights and obligations under the original license agreement to the extent they relate to Canada. In addition, the Company has agreed to disclose to Draxis on an ongoing basis, any technology relating to the subject matter of the license agreement which would assist Draxis in developing the Canadian market under the assigned rights and which is available to the Company. In consideration of the assignment, Draxis paid directly to PARTEQ or reimbursed the Company for five percent of certain lump sums payable under the License Agreement (i.e., CDN $15,000). Draxis is also responsible for royalties which would otherwise be payable by the Company in accordance with the license agreement for net Canadian sales of products and sublicensing revenues. Draxis agreed to pay the Company a royalty of two percent of net Canadian sales of products. PARTEQ and the Company intend to revise the ALA Assignment Agreement with Draxis to conform the terms of the assignment to the amended license agreement.

Patents and Trademarks

      The Company has the rights to certain patents and patent applications that relate to unique physical forms of ALA and to methods of using ALA and the unique physical forms of ALA and to compositions and apparatus for use in such methods. The principal patents have expiration dates ranging from 2009 to 2014. The remaining patents have expiration dates ranging, variously, from 2009 to twenty years from their respective filing dates. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company relies on trade secrets and contractual arrangements to protect certain of its proprietary information and products.

      The Company entered into a license agreement effective August 27, 1991 with PARTEQ Research & Development Innovations ("PARTEQ"), the licensing arm of Queen's University at Kingston, Ontario, and Draxis Health, Inc. The Company holds an exclusive worldwide license to certain patent rights from Queen's University in the United States and a limited number of foreign countries.

      All United States patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents. Method of treatment patents limit direct infringement to users of the methods of treatment covered by the patents. The Company currently has patents and/or pending patent applications in the United States and in a number of foreign countries covering unique physical forms of ALA, compositions containing ALA, as well as ALA applicators, light sources for use with ALA, and other technology. The Company can give no assurance that any pending patent applications will mature into issued patents.

      Even with the issuance of additional patents, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approval. Certain forms of ALA are commercially available chemical products. ALA in the form commercially supplied for decades is not itself subject to patent protection. Subject to any other protection that may be available to the Company regarding its proprietary technology, any third-party is free to use ALA in the form now commercially available for any indication not covered by the Company's patents, assuming that such third-party has obtained appropriate approval. In fact there are reports of several third-parties conducting clinical studies with ALA for the treatment of certain conditions in countries outside the United States of America where PARTEQ may not have patent protection. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

      The Company can give no assurance that a third-party or parties will not claim (with or without merit) that it has infringed or misappropriated their proprietary rights. A considerable world wide interest is being generated in uses of ALA based on the work of the PARTEQ and the Company's inventors. A number of entities are attempting to obtain patent protection for various uses of ALA. The Company can give no assurances as to whether any such patents that may issue to third-parties may affect the uses on which the Company is working or whether such patents can either be avoided, invalidated or licensed if they cannot be avoided or invalidated. If any third-party were to assert a claim for infringement, the Company can give no assurances that it would be successful in the litigation or that such litigation would not have a material adverse effect on the Company's business, financial condition and results of operation. Furthermore, the Company may not be able to afford the expense of defending itself against such a claim.

      Except for one instance, the Company is not aware of any challenges to the validity of PARTEQ's or our patents. However, the Company can give no assurances that any other challenges or claims will not be asserted in the future. The PARTEQ Japanese patent on the basic method of use of ALA has recently been opposed and, as a result thereof, the Japanese Patent Office Board of Appeals has issued a "Notice of Reasons for Cancellation." However, the Company is entitled to and intends to contest the bases for the Board's notice. The Company can at this time give no assurance of the likelihood of success of such a contest or any assurance that it will decide to spend the funds required to complete the contest. In addition, the Company can give no assurances that its patents, whether owned or licensed, or any future patents that may issue, will prevent other companies from developing similar or functionally equivalent products. Further, the Company can give no assurances that it will continue to develop its own patentable technologies or that its products or methods will not infringe upon the patents of third-parties. In addition, the Company can give no assurances that any of the patents that may be issued to it will effectively protect its technology or provide a competitive advantage for its products or will not be challenged, invalidated, or circumvented in the future.

      The Company also attempts to protect its proprietary information as trade secrets. Generally agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent contain provisions designed to protect the confidentiality of the Company's proprietary information.

However, the Company can give no assurances that these agreements will provide effective protection for its proprietary information in the event of unauthorized use or disclosure of such information. Furthermore, the Company can give no assurances that its competitors will not independently develop substantially equivalent proprietary information or otherwise gain access to the Company's proprietary information, or that the Company can meaningfully protect its rights in unpatentable proprietary information.

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

      The Company intends to seek registration of trademarks in the United States, and other countries where it may market its product when it is sufficiently close to commercialization so that appropriate brand names may be selected in light of the circumstances then existing. To date, four trademark registrations have been issued to the Company, and other applications are pending.

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

      In February, 1999 the Company entered an equipment lease with Lumenetics, Inc., its former light device consultants, whose principals became employees of the Company during May, 1998. The equipment lease provides the Company with an option to acquire the equipment and to apply the lease payments to the purchase price. Contemporaneously with the signing of the equipment lease, the Company agreed to terminate its payment obligations under the parties' Consulting and Development Agreement dated October 1997. See Note 8g. to the Company's Notes to Consolidated Financial Statements.

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

      Clinical Trials. The Company-sponsored clinical studies are supported by contracts with clinical trial sites including universities, hospitals and private practitioners.

Manufacturing

      The Company's products, i.e., its bulk source of ALA, its Kerastick(TM) applicators and its BLU-U(TM) light source are each manufactured by a single third-party supplier. The respective facilities must conform to "good manufacturing and laboratory practices" and other applicable distribution, and quality control procedures set out in the FDA's current regulations. The Company's bulk supplier of ALA has been notified that its facilities are not GMP compliant at this time. The Company is in regular communication with the supplier on these issues. The Company believes that the supplier is actively working to resolve the deficiencies. Should any subcontractor delay supply or fail to meet the relevant FDA regulations, commercial product approvals and clinical programs would be adversely affected. The Company's NDA approval could be delayed which would materially adversely affect potential revenues and the financial condition of the Company. See "Business -- Government Regulation."

      The Company has entered supply agreements with two of its three major suppliers and is negotiating with the third in order to protect its interest in its products.

Marketing and Sales

      Currently, the Company does not have the capacity to market, sell and distribute Levulan(R) PDT products on its own. At this time the Company is developing various plans for marketing its first product upon receipt of regulatory marketing approval. The Company is negotiating potential collaborative licensing arrangements with pharmaceutical companies with manufacturing and/or sales and distribution capability to market its products. The Company is also developing plans to market the products through distribution or co-promotion arrangements. At present, the Company is pursuing certain pre-marketing activity in the U.S. and Europe to test patient and physician acceptance of Levulan(R) PDT for AKs. The Company will continue to carry out certain pre-marketing activities, and evaluate its marketing strategies as permitted by FDA regulations.

      Draxis has been granted the rights to market Levulan(R) PDT in Canada. See "Business - PARTEQ License Agreement."

Competition

      Commercial development of PDT agents are currently being pursued by a number of companies, including: QLT Photo Therapeutics Inc. (Canada); Miravant, Inc. (U.S.); Pharmacyclics, Inc. (U.S.); Nippon Petrochemicals (Japan); Scotia Pharmaceuticals (United Kingdom); Glaxo Wellcome plc; medac GmbH (Germany)("Medac"); and Photocure (Norway). Photocure may be working at Phase I/II equivalent trials using ALA PDT for dermatological uses, including for certain indications being pursued by the Company. The Company is aware that Medac is developing ALA PDT for bladder cancer diagnosis in Germany and may receive regulatory approval in Germany prior to the Company receiving approval from the FDA. The Company believes that its U.S. patents would be infringed if Medac sold its product in the United States. See "Business - Patents and Trademarks."

      The Company is also aware from published reports that an Israeli firm, ESC Medical Systems Ltd., ("ESC") has entered a worldwide distribution and supply agreement for a medical grade of ALA (ALA Fine(TM)) for PDT applications. ESC has indicated that it has used ALA Fine(TM) and its Versalight(R) to treat skin cancer in over 1,000 patients. These products are not available in the United States and the Company believes that the PARTEQ patents would be infringed if the ESC products were made, used or sold in the United States. However, these ESC products, if approved by health regulatory authorities outside of the United States or other countries covered by PARTEQ patents, could compete with certain of the Company's products.

      The pharmaceutical industry is highly competitive. The Company's position as a competitor in the PDT field may be adversely affected by product developments which may be achieved by these or by other companies. Many of these companies have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, certain of these companies have had significantly greater experience in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and obtaining approval of the FDA, or other regulatory authorities to market products for health care. Accordingly, the Company's competitors may succeed in developing products that are safer or more effective than those of the Company and in obtaining regulatory marketing approval of such products. If the Company commences commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency.

      The indications under development represent markets in which large numbers of patients are treated and for which, in the Company's view, the available standard of care may be improved. For example, the current preferred methods of treating AKs are 5-FU for multiple lesions, and cryotherapy using liquid nitrogen for limited numbers of lesions. Although both methods are effective, 5-FU can be irritating and often requires administration for a number of consecutive weeks, while cryotherapy is non-selective, is usually painful at the site of freezing and may cause blistering. However, these treatment modalities for AKs involve procedures which have been proven safe and effective and enjoy patient as well as practitioner acceptance and confidence. This may slow the acceptance and adoption of Levulan(R) PDT for AKs. In addition, the Company's competitors who market these methods of therapy are large, multi-national companies which have substantially more marketing resources than the Company.

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

Employees

      The Company has fifteen full-time employees. The Company has employment agreements with its three key executive officers. The Company has purchased key man life insurance, having a face value of CDN. $2,000,000, on the life of the Company's President, for which the Company is the named beneficiary. The Company has also retained numerous independent consultants and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees. Other employees and consultants will be hired by the Company as needed. See "Business - Other Relationships: Consultants."

Factors Affecting Future Operating Results

      The provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the PSLRA and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from managements' estimates and expectations include, but are not limited to, the following:

      a) FDA regulatory approval of its Levulan(R) PDT product for AKs and other indications.

      b) Reliance on third-parties for regulatory affairs, manufacturing and marketing of its drug and light device products.

      c) Changing market conditions and the potential impact of competitive products and their pricing.

      d) Sufficiency of the Company's cash flow and capital funds for existing operations during the FDA's review of its AKs NDA for advancing its research and development program and/or for marketing its products.

      e)    Results of on-going clinical trials.

      f)    Timing of development of necessary light sources and devices.

      g)    Patent status.

      h)    Year 2000 Impact.

      i) Ability of third-party suppliers to meet FDA's "good manufacturing practices."

ITEM 2. PROPERTIES

      In November 1996, the Company signed a three-year lease for its executive office premises located in Toronto, Ontario, Canada, comprising 1,950 square feet of space. The Company's wholly owned subsidiary, DUSA Pharmaceuticals New York, Inc., relocated from Tarrytown, New York, to larger facilities in Valhalla, New York in October 1997 under the terms of a five-year lease. As of June 1, 1998, the Company began reimbursing Lumenetics, Inc. for office space and related expenses under Lumenetics' office lease in Norwell, Massachusetts. All of Lumenetics' employees have become employees of the Company. The reimbursements for 1998 totaled $28,029.18. The Company anticipates that its New York and Toronto, Canada office facilities will be sufficient during the near future, but will be modified as required. The Company expects to lease larger facilities in New England for the technology employees who were formerly employed by Lumenetics and additional technology and operations employees. See "Business - Other Relationships: Consultants" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on the Nasdaq National Market under the symbol "DUSA." The following are the high and low closing prices for the Common Stock reported for the quarterly periods shown.

Price range per common share by quarter, 1997:

                     First             Second           Third             Fourth
                     -----             ------           -----             ------
Nasdaq
High                 $9.500            $7.000           $9.125           $14.500
Low                   5.875             4.875            4.875             8.750

Price range per common share by quarter, 1998:

                     First            Second            Third             Fourth
                     -----            ------            -----             ------
Nasdaq
High                $16.625           $16.063           $7.125            $8.000
Low                  10.625             6.500            2.875             2.250

      On February 23, 1999, the closing price of the Common Stock was $6.156 per share on the Nasdaq Stock Market. On February 23, 1999, there were approximately 782 holders of record of the Common Stock.

      The Company has never paid cash dividends on its Common Stock and has no present plans to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following information is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data for the Company presented below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1998 have been derived from the Company's audited financial statements.

Consolidated Statement of Operating Data

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Cumulative
                                                                                                                   period from
                                                                                                                  February 21,
                                                                                                                  1991 (date of
                                                                                                                  incorporation
                                                                                                                   to December
                                                             Year ended December 31,                                   31,
-------------------------------------------------------------------------------------------------------------------------------
                                      1998            1997            1996            1995            1994            1998
-------------------------------------------------------------------------------------------------------------------------------
Revenue                          $    515,184    $    893,147    $  1,073,006    $    572,742    $    305,891    $  5,700,897
-------------------------------------------------------------------------------------------------------------------------------
Research and development
costs                               4,502,391       6,252,830       5,652,442       3,044,979       2,759,254      26,567,991
-------------------------------------------------------------------------------------------------------------------------------
Other operating expenses            1,729,741       1,760,409       2,220,883       1,175,296       1,149,361       9,613,705
-------------------------------------------------------------------------------------------------------------------------------
Net loss                           (5,716,948)     (7,120,092)     (6,800,319)     (3,647,533)     (3,539,892)    (30,480,799)
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per
common share                     $      (0.61)   $      (0.76)   $      (0.75)   $      (0.65)   $      (0.66)   $      (4.71)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
shares outstanding                  9,365,950       9,358,038       9,087,823       5,589,486       5,395,349       6,454,179
-------------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet Data

----------------------------------------------------------------------------------------------------
                                                          As of December 31,
----------------------------------------------------------------------------------------------------
                                     1998          1997          1996          1995         1994
----------------------------------------------------------------------------------------------------
Total Assets                     $ 7,140,675   $13,081,248   $20,129,257   $20,827,578   $10,563,779
----------------------------------------------------------------------------------------------------
Cash and investment securities     6,722,132    12,767,142    19,719,496    20,479,592    10,198,329
----------------------------------------------------------------------------------------------------
Shareholders' equity               6,416,146    12,019,351    19,101,790    20,219,240    10,132,860
----------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial information included herein should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained therein.

General

      The Company is a development-stage pharmaceutical company engaged primarily in the development of proprietary methods of photodynamic therapy
(PDT) and photodetection (PD) utilizing Levulan(R). The Company has filed its first NDA with the FDA which is for treatment of multiple AKs with Levulan(R) PDT. Various other indications are at exploratory, Phase I or Phase II stages. See "Business - Company's Products and Technology; - Manufacturing." Since its inception, the Company has primarily devoted its resources to funding research and development and as a result the Company has experienced significant operating losses. To strengthen its cash position and in order to support on-going operations during the FDA review process, the Company completed a private placement of 1,500,000 shares of its common stock (plus 130,435 shares issued to the placement agent as its commission), in January 1999 raising gross proceeds of $7,500,000. As of December 31, 1998, the Company had an accumulated deficit of $30,417,967.

      The Company's transition from a development-stage company to a profitable operating company is dependent upon marketing approval by the FDA and the ability of the Company to develop a market for its products. Although the Company believes its clinical trials support the AKs products' safety and efficacy, there can be no assurance that the products will be approved by the FDA. Additionally, the Company cannot be sure that a successful market will develop for its new technology, Levulan(R) PDT for AKs. At this time the Company is developing various plans for marketing its first product upon receipt of regulatory marketing approval. The Company is negotiating potential collaborative licensing arrangements with pharmaceutical companies with manufacturing and/or sales and distribution capability to market its products. The Company is also developing plans to market the products through distribution or co-promotion arrangements.

      In November 1998, the Company signed a purchase and supply agreement with NBC covering the light source, the BLU-U(TM), which is part of the Company's NDA, as well as other light sources which the parties may develop under their 1995 co-development agreement. While the Company's working relationship with NBC is strong, the dependence on this unrelated third-party as its sole source of supply for its first NDA product represents a risk to the Company. Any material failure by NBC to meet FDA regulatory requirements or the Company's supply needs could adversely effect the Company's financial condition or results. The Company believes that the terms of the agreement will help to control these risks. The Company has agreed to order all of its supply of these light sources for certain territories from NBC and NBC has agreed to supply the Company with the quantities it orders subject to the terms of the agreement. If an opportunity arises, the parties have agreed to negotiate the terms under which NBC would supply light sources to the Company for sale in countries other than the current territories.

      NBC has granted a license to the Company to manufacture the light sources in certain situations if NBC fails to meet the Company's supply needs. The Company also has a worldwide license to import, use, sell or dispose of the light sources under NBC's technology within a specific field of use. Also, NBC has agreed that it will not supply certain light sources which may compete with the Company's business.

      The agreement has a ten-year term, subject to earlier termination for breach or insolvency, or for convenience. However, a termination for convenience requires twelve (12) months' prior written notice which may not be given prior to the third anniversary of the date of the agreement.

      Similarly, the Company is dependent upon sole suppliers for bulk ALA which the Company formulates into Levulan(R), and for the manufacture of the Kerastick(TM) brand applicators. The Company has recently been informed that the facility of our bulk ALA supplier does not yet meet FDA's "good manufacturing practices" (GMP) regulations. The Company is in regular communication with the supplier on these issues. We believe that the supplier is actively working to resolve the deficiencies in order to be GMP compliant upon re-inspection by the FDA. At this time the Company is developing various plans for marketing its first product upon receipt of regulatory marketing approval. The Company is negotiating potential collaborative licensing arrangements with pharmaceutical companies with manufacturing and/or sales and distribution capability to market its products. The Company is also developing plans to market the products through distribution or co-promotion arrangements. The Company has identified other suppliers of bulk ALA but the regulatory issues associated with qualifying a second source as a sole source, if necessary, would likely delay the Company's FDA approval and the marketing of Levulan(R) PDT. The Company is considering when it may be desirable and/or necessary and the extent of the financial costs to reduce risks associated with the third-party manufacture of ALA by establishing a back-up supplier and of Kerasticks(TM) by establishing its own limited production line.

      As previously reported, the Company and PARTEQ agreed to revised terms in October 1997 and signed an amended license agreement on March 11, 1998. As partial consideration, PARTEQ received options to purchase 85,000 shares of common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years from the October 1997 grant date. The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. Also, the Company is obligated to pay 5% of lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. During 1998, the Company paid to PARTEQ a minimum royalty of CDN $100,000. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the license agreement, with or without cause, upon ninety days notice. The agreement is effective through the expiration date of the latest United States patent made subject to the agreement.

      PARTEQ's basic Japanese patent on the method of using ALA which issued in 1998, has recently become the subject of an opposition proceeding. As a result, the Japanese Board of Appeals issued a "Notice of Reasons for Cancellation." The Company intends to contest this action. However, the Company cannot at this time give any assurance of the likelihood of success of such a contest or any assurance that the Company will decide to spend the funds required to complete the contest.

      PARTEQ and the Company have also agreed to amend the ALA Assignment Agreement with Draxis dated October 7, 1991, so that the terms (which assign the Canadian rights from PARTEQ to Draxis) will be consistent with the amended license agreement. See Note 8a. to the Company's Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

      The Company has financed its development stage operations primarily from sales of securities in public and private offerings. In January 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. The Company received net proceeds of $7,443,046. An additional 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in 163,043 five-year warrants each of which are exercisable into one share of common stock at $5.00 per share. See Note 10 to the Notes to Consolidated Financial Statements.

      As of December 31, 1998, the Company's total assets, consisting primarily of United States government securities available for sale, were $7,140,675 as compared to $13,081,248 as of December 31, 1997. The Company's United States government securities available for sale have an aggregate cost of $5,502,841 and a current aggregate market value of $5,508,375 as of December 31, 1998, resulting in a net unrealized gain on securities available for sale of $5,534 provision for which has been recorded as part of shareholders' equity and as an item of comprehensive income. At December 31, 1997, the aggregate cost was $8,760,498 and had a market value of $8,733,875 resulting in an unrealized loss of $26,623. The market value of the Company's government securities fluctuates, with changes in interest rates in the United States from the time these securities were acquired. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's U.S. government securities currently have yields ranging from 4.76% to 6.49%, and maturity dates ranging from January 7, 1999 to August 10, 1999. As of December 31, 1997 the Company's U.S. government securities had yields ranging from 4.73% to 6.31% and maturity dates ranging from January 27, 1998 to August 10, 1999. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves as needed for the funding of its development plan on a short-term and long-term basis. The net proceeds from the Company's recent private placement have also been invested in short and medium term U.S. government securities.

      As of December 31, 1998, the Company had current liabilities of $724,529 as compared to $1,061,897 as of December 31, 1997. Since its inception, the Company has had no long term debt, nor does it have any plans to enter into any such financial arrangements.

      Management is currently focusing its attention and its funds on commercialization of Levulan(R) PDT for multiple AKs and development of its bladder cancer detection indication. Full development and testing of all potential indications which are currently under development, and/or the market launch of its products if the Company determines to market the products on its own, would likely require additional funding. The timing of the expenditures will be dependent on various factors, including progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of financing. There can be no assurance, however, that such funds will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized. While the net proceeds of the recent offering should enable the Company to maintain its current research program as planned and prepare to commercialize Levulan(R) PDT for AKs through most of the year 2000, in order to maintain continuing research and development programs beyond 1999 and to market its first product, it would be necessary to raise additional funds through future corporate alliances, financings, or other sources.

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

      The Company has fifteen full-time employees. The Company has employment agreements with its three key executive officers. The Company has purchased key man life insurance, having a face value of CDN. $2,000,000, on the life of the Company's President, for which the Company is the named beneficiary. The Company has also retained numerous independent consultants and the services of key researchers at leading university centers whose activities are coordinated by the Company's employees. See Note 8g. to the Company's Notes to the Consolidated Financial Statements. The Company expects that it will hire or retain significantly more employees and consultants as commercialization of Levulan(R) PDT approaches, particularly in the operations, financial and regulatory areas. See "Business - Other Relationships: Consultants."

      The Company has not made material capital expenditures for environmental control facilities in the near-term. If the Company decides, in the future, to establish a limited production line for the manufacture of Kerasticks(TM), the Company expects that it will be governed by environmental laws but it does not expect these laws to require material capital expenditures. There can be no assurance, however, that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or any assurance that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Business - Government Regulation."

Results of Operations

Year ended December 31, 1998 versus Year ended December 31, 1997.

      The Company has had no sales to date. At the current time, the FDA is reviewing the Company's first NDA for Levulan(R) PDT to treat multiple actinic keratoses (AKs) of the face and scalp. The FDA is required to formally respond to the Company by July 1999 with comments concerning the approvability of the NDA for marketing. Delays in this process such as requests for additional data or clinical trials, or failure of the Company's supplier of ALA to meet FDA regulations within a reasonable period of time would delay potential FDA marketing approval and would have a significant adverse impact on the financial strength of the Company.

      The time required to complete the government regulatory approval process (i.e., the length of time required by the Company to complete the NDA prior to filing, together with the FDA review process and any additional development activities that may be required) will have a direct effect on whether the Company will maintain its current funding levels for all of the Levulan(R) PDT/PD indications which it is currently supporting. In order to maintain the research and development program as now planned beyond 2000, the Company may need to raise additional funds. It may enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which it will seek to have an alliance partner make up-front and/or milestone payments, and assume certain of the costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. However, there is no assurance at this time that a transaction will be consummated. To the extent that the Company is unable to enter into such arrangements, it will require separate funding to complete the regulatory approval process for bladder cancer detection and will likely need additional funds to market its products. There can be no assurance that the Company will have sufficient funds to obtain approval of any product, that any product will be successfully developed, proven to be safe and effective in necessary pivotal clinical trials, or receive applicable regulatory marketing approvals. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized or whether additional funds will be available on reasonable terms.

      Interest income, earned primarily on United States government securities, decreased to $508,256 for the year ended December 31, 1998, as compared to $891,088 for the year ended December 31, 1997, as the Company continued to expend funds for ongoing research and development. Interest income, the only significant source of income at the current time, is expected to increase temporarily due to the receipt of significant proceeds from the recently completed private placement. However, unless the Company's NDA is approved and a market develops, interest income would decline as funds are expended for research and development programs. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1998 was $5,413,866.

      Research and development costs for the year ended December 31, 1998 were $4,502,391 as compared to $6,252,830 for the year ended December 31, 1997. The decrease in costs reflected the completion of the multi-center Phase III trials for AKs and completion of the filing of the AKs NDA in July 1998. The Company's research efforts for the remainder of 1998 were directed to the bladder cancer PD trials, as funding for secondary indications was decreased pending the Company's consummation of a strategic alliance or financing. The Company expects that 1999 research and development costs could increase above 1998 expenditures depending upon whether a marketing alliance is consummated. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1998 were $26,567,991. Costs and development fees associated with agreements for research projects and clinical studies commit the Company to make payments during 1999 of $892,000. See Note 8i. to the Company's Notes to the Consolidated Financial Statements. See also "Business - Other Contractual Relationships."

      Operating expenses were $1,729,741 for the year ended December 31, 1998, compared to $1,760,409 for the year ended December 31, 1997. Operating costs are expected to increase in the future as the Company continues to add personnel, including additional executive officers in expectation of FDA approval of its AKs NDA. The Company has made capital expenditures in the form of deposits for equipment to establish, if necessary, a back-up, limited production line for the manufacture of Kerasticks(TM).

      The Company incurred a net loss of $5,716,948, or $0.61 per share for the year ended December 31, 1998, as compared to a net loss of $7,120,092, or $0.76 per share, for the year ended December 31, 1997. Such losses are consistent with the Company's expectations and the Company anticipates that losses will continue throughout the development stage. The Company expects to incur additional operating losses, as it continues to progress with its research and development program and clinical trials, until it can develop sufficient revenues from sales of its products to cover all costs and expenses. The Company's revenues to date have been limited and substantially all of the Company's revenues have consisted of interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market proprietary products. There is no way to accurately predict the timing or magnitude of revenues from the marketing of Levulan(R) PDT for any indication or whether any revenues will ever be realized.

      In March 1997, the Company initiated a Phase I/II multicenter clinical study examining the use of Levulan(R) with a proprietary non-laser light source and a laser for human hair removal. Significantly more research and development in necessary. However, early clinical trial results are sufficiently positive to indicate that additional spending would be appropriate. See "Business - Secondary Indications: Hair Removal."

      The Company has implemented SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statements establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, at present, it does not have any reportable segments.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2000. The Company is in the process of evaluating the effect of this Statement on its consolidated financial statements.

      YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, and administrative equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions to operations, including among other things, a temporary inability to process transactions or send and receive electronic data with third-parties or engage in similar normal business activities. The Company's relatively new management information systems, which were supplied and are maintained by third-parties, have been certified as Year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third-party computers could have an adverse effect on the Company's computer systems. The Company can give no assurance that such third-party systems do not contain undetected errors or defects associated with the year 2000 date functions that may have a material adverse effect on its business, results of operation or financial condition.

      The Company is in the process of contacting its key unrelated third-parties to certify their Year 2000 compliance. The Company expects to complete the process of obtaining certifications from unrelated third-parties by June, 1999. In the event such certifications are not available, the Company is developing plans to evaluate the potential impact on its operations if such third-parties are unable to perform their obligations. To the extent that such third-parties are materially adversely effected by the Year 2000 issue, the Company could have disruptions in its operations.

      The Company believes that it is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner. The costs incurred in addressing Year 2000 compliance are not considered at this time to be material and will be expensed as incurred.

Year ended December 31, 1997 versus Year ended December 31, 1996

      The Company had no sales during the year. The Company's most advanced clinical program remained Levulan(R) PDT/PD for actinic keratoses (AKs). The Company completed two parallel Phase III clinical trials using Levulan(R) PDT for treatment of pre-cancerous AKs of the face and scalp which allowed the Company to begin to prepare its first NDA.

      In May 1997, the Company signed an agreement with Richard Wolf Medical Instruments Corp., to collaborate on the development of the Company's Levulan(R) PD process for enhanced detection of bladder cancer. Under the agreement, Wolf will provide, at no cost to the Company, proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for the Company's clinical trials for this indication. The Company and Wolf intend to co-operate in the marketing of the Levulan(R) PD system for bladder cancer detection, once the appropriate approval has been received from the FDA. The Company also has the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer. In November 1997, the Company commenced a multicenter Phase I/II clinical trial Levulan(R) PD for bladder cancer in the U.S. The results were announced in January 1999 and the Company is seeking advice of expert urologists to assist with development of future trials.

      Also during the year the Company entered into a license agreement to develop and market an incoherent or non-laser light source for possible use in its endometrial ablation clinical program. The Company paid an execution fee of (pound)10,000 ($16,421), and has agreed to pay royalties on sales ranging from 1.25% to 5%.

      The Company continued plans for further clinical trials in acne and hair removal. In addition, the Company continued its pilot work on endometrial ablation, by supporting plans for a Phase I/II investigator IND clinical trial. See "Business - Company's Products and Technology." See Note 8h. to the Company's Notes to the Consolidated Financial Statements.

      Interest income, earned primarily on United States government securities, decreased to $891,088 for the year ended December 31, 1997, as compared to $1,074,902 for the year ended December 31, 1996, as the Company continued to expend funds for ongoing research and development. Interest income, the only significant source of income at the current time, is expected to decline as funds are expended for research and development programs. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 was $4,905,610.

      Research and development costs for the year ended December 31, 1997 were $6,252,830 as compared to $5,652,442 for the year ended December 31, 1996, an increase of 10.6%. The increase in costs reflected the completion of multiple multi-center Phase III trials for AKs, preparation for the filing of the AKs NDA, and preparation for a initiation of the bladder cancer PD Phase I/II trial. Total research and development costs for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1997 were $22,065,600. See also "Business - Other Contractual Relationships."

      Operating expenses were $1,760,409 for the year ended December 31, 1997, compared to $2,220,883 for the year ended December 31, 1996. In the year ending December 31, 1996, the Company recorded a compensation expense of $557,260, as result of extending the expiration period on stock options from five years to ten years. See "Results of Operations - Year ended December 31, 1996 versus Year ended December 31, 1995." Net of the compensation costs in 1996, operating expenses continued to increase as a result of hiring of additional personnel, investor relations expenditures, and activities related to identifying and examining potential strategic alliances for its business. Operating costs are expected to increase in the future as the Company continues to add personnel, including additional executive officers in expectation of FDA approval of its AKs NDA.

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

      Research and development costs for the year ended December 31, 1996 were $5,652,442 as compared to $3,044,979 for the year ended December 31, 1995, an increase of 85%. The increase in costs reflects the completion of multiple multi-center Phase II trials for AKs, development of protocols for bladder indication trials and preparation of Phase III clinical trials for AKs.

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

Forward-Looking Statements Safe Harbor

      This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's beliefs regarding clinical trial results, commencement of new trials, expectations of exclusivity under the Hatch/Waxman Act and other patent laws, intentions to market outside the United States, intentions to obtain product liability insurance, lease larger facilities in New England, management's expectations of regulatory approval and the commencement of sales, the impact of a third-party manufacturer's regulatory compliance, the sufficiency of the Company's cash resources for the Company's future liquidity, the completion of an agreement for the marketing and further development of its dermatological products and its capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, actual clinical results of its trials, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company's products, reliance on third-parties, the maintenance of the Company's patent portfolio, and any Year 2000 non-compliance problems, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report............................................    F-1
Consolidated Balance Sheets.............................................    F-2
Consolidated Statements of Operations...................................    F-3
Consolidated Statements of Shareholders' Equity.........................    F-4
Consolidated Statements of Cash Flows...................................    F-7
Notes to the Consolidated Financial Statements..........................    F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is hereby incorporated by reference to the sections entitled "Nominees", "Executive Officers Who are not Directors", and "Compliance with Section 16(a) of the Exchange Act" of the Registrant's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is hereby incorporated by reference to the sections entitled "Director Compensation", "Executive Compensation", "Board Compensation Committee

Report on Executive Compensation", "Performance Graph", "Option Grants in 1998", "Aggregate Option Exercises in 1998 and Option Values at December 31, 1998", and "Other Compensation" of the Registrant's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Transactions" of the Registrant's 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      A. List of Financial Statements and Schedules

                                                                           Page
                                                                          Number
                                                                          ------

      INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS
      INCORPORATED HEREIN BY REFERENCE:

      Independent Auditors' Report....................................     F-1
      Consolidated Balance Sheets.....................................     F-2
      Consolidated Statements of Operations...........................     F-3
      Consolidated Statements of Shareholders' Equity.................     F-4
      Consolidated Statements of Cash Flows...........................     F-7
      Notes to the Consolidated Financial Statements..................     F-9

      Schedules other than those referred to above are omitted because they are not required or the information is included in Notes to the Consolidated Financial Statements.

      B. Reports on Form 8-K

            None.

      None.

      C. Exhibits filed as part of this Report

            3(a)  Certificate of Incorporation, as amended;

            3(b) By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, filed November 12, 1997 and are incorporated herein by reference;

            4(a) Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 filed November 12, 1997, and is incorporated herein by reference;

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

            10(e) Amended and Restated License Agreement between the Company and
                  PARTEQ dated March 11, 1998, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933;

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

            10(h) 1996 Omnibus Plan, as amended, filed as Exhibit 1 to
                  Registrant's Schedule 14A definitive Proxy Statement dated April 27, 1998, and is incorporated herein by reference;

            10(i) Purchase and Supply Agreement between the Company and National
                  Biological Corporation dated November 5, 1998 portions of which have been omitted pursuant to a request for Confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933;

            27 Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1998.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 1998, 1997, 1996 and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to December 31, 1998:

    Independent Auditors' Report.............................................F-1

    Consolidated Balance Sheets as of December 31, 1998 and 1997.............F-2

    Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996, and for the Cumulative Period
    from February 21, 1991 (Date of Incorporation) to
    December 31, 1998........................................................F-3

    Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1998, 1997 and 1996, and for the Cumulative Period from February 21, 1991 (Date of
    Incorporation) to December 31, 1998......................................F-4

    Consolidated Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996, and for the Cumulative Period from February 21,
    1991 (Date of Incorporation) to
    December 31, 1998........................................................F-7

    Notes to the Consolidated Financial Statements...........................F-9

INDEPENDENT AUDITORS' REPORT

Board of Directors
DUSA Pharmaceuticals, Inc.
Toronto, Ontario

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company") (a development stage company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and for the period from February 21, 1991 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from February 21, 1991 (date of incorporation) to December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage.

Deloitte & Touche LLP
Toronto, Ontario
February 4, 1999

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           December 31,    December 31,
                                                                              1998             1997
ASSETS
Current assets
    Cash (interest bearing)                                              $    1,213,757  $    4,033,267
    U.S. government securities available for sale, at market
           (cost - $5,502,841 and $8,760,498, respectively)
           (Note 3)                                                           5,508,375       8,733,875
    Accrued interest receivable                                                  19,529          87,792
    Other current assets                                                        107,993          84,151
                                                                         --------------  --------------
                                                                              6,849,654      12,939,085
Fixed Assets, net (Note 4)                                                      168,466         142,163
Deposits on equipment                                                           122,555               -
                                                                         $    7,140,675  $   13,081,248
                                                                         ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                     $      266,737  $      745,074
    Accrued payroll                                                             410,164         240,665
    Other accrued charges                                                        47,628          76,158
                                                                         --------------  --------------
                                                                                724,529       1,061,897
                                                                         --------------  --------------

Commitments and Contingency (Note 8)

Shareholders' Equity (Note 6)
    Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares
                  designated as common stock, no par, and 60,000,000
                  shares issuable in series or classes.
    Issued and outstanding: 9,365,950 shares of common stock,
      no par                                                                 36,828,579      36,746,993
    Deficit accumulated during the development stage                        (30,417,967)    (24,701,019)
    Net unrealized gain (loss) on U.S. government securities
      available for sale (Note 3)                                                 5,534         (26,623)
                                                                              6,416,146      12,019,351
                                                                         --------------  --------------
                                                                         $    7,140,675  $   13,081,248
                                                                         ==============  ==============

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                               period from
                                                                                               February 21,
                                                                                              1991 (date of
                                                Year Ended    Year Ended      Year Ended      incorporation)
                                               December 31,   December 31,    December 31,   to December 31,
                                                  1998           1997            1996            1998
REVENUE
       Interest income                       $    508,256    $    891,088    $  1,074,902    $  5,413,866
       Gain (loss) on foreign currency
         exchange                                   6,928           2,059          (1,834)         27,204
       Gain (loss) on sale of U.S.
         government securities                         --              --             (62)        322,659
       Unrealized loss on U.S. government
         securities available for sale                 --              --              --         (62,832)
                                                  515,184         893,147       1,073,006       5,700,897
                                             ------------------------------------------------------------
RESEARCH AND DEVELOPMENT
COSTS                                           4,502,391       6,252,830       5,652,442      26,567,991
                                             ------------------------------------------------------------
OPERATING COSTS
       General and administration               1,662,228       1,706,113       2,193,560       9,410,163
       Depreciation and amortization               67,513          54,296          27,323         203,542
                                                1,729,741       1,760,409       2,220,883       9,613,705
                                             ------------------------------------------------------------
LOSS BEFORE CUMULATIVE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                           (5,716,948)     (7,120,092)     (6,800,319)    (30,480,799)
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                --              --              --          62,832
NET LOSS                                     $ (5,716,948)   $ (7,120,092)   $ (6,800,319)   $(30,417,967)
OTHER COMPREHENSIVE INCOME
(LOSS)
       Net unrealized gain (loss) on U.S.
       government securities available for
       sale                                        32,157           1,403         (65,749)          5,534
                                             ------------------------------------------------------------
COMPREHENSIVE LOSS                           $ (5,684,791)   $ (7,118,689)   $ (6,866,068)   $(30,412,433)
                                             ============================================================
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                 $      (0.61)   $      (0.76)   $      (0.75)   $      (4.71)
                                             ============================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       9,365,950       9,358,038       9,087,823       6,454,179
                                             ============================================================

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                              Deficit
                                                                            accumulated
                                                                             during the  Accumulated       Note
                                                                 Common     development     Other       receivable
                                                                 Stock         stage     Comprehensive     from
                                                                                            Income       director
BALANCE, FEBRUARY 21, 1991
(date of incorporation)                                       $        --   $       --    $       --    $       --
     Issuance of 2,200,000 shares of common stock for note
       and cash at $0.75 per share (Note 6)                     1,650,000           --            --            --
Net loss                                                               --     (193,292)           --            --
                                                              ----------------------------------------------------
BALANCE, DECEMBER 31, 1991                                      1,650,000     (193,292)           --            --
     Issuance of 2,875,000 shares of common stock at $6.00
       per share through a public offering (net of stock
       offering costs of $2,464,872) (Note 6)                  14,785,128           --            --            --
     Issuance of Underwriters' Purchase Options  for 125,000
       Units for cash at $.0008 per unit (Note 7c)                    100           --            --            --
Receipt of Section 16(b) common stock profits (Note 6)             17,125           --            --            --
Net loss                                                               --   (1,151,430)           --            --
                                                              ----------------------------------------------------
BALANCE, DECEMBER 31, 1992                                     16,452,353   (1,344,722)           --            --
     Issuance of 1,000 shares of common stock for cash
       at $5.39 (CDN. $6.79) per share (Note 7b)                    5,387           --            --            --
     Issuance of 12,500 shares of common stock for cash
       at $5.44 (CDN. $6.79) per share (Note 6)                    68,047           --            --       (68,047)
     Issuance of 100,000 shares of common stock for cash
       at $5.00  per share (Note 6)                               500,000           --            --            --
Net loss                                                               --   (2,248,461)           --            --
                                                              ----------------------------------------------------
BALANCE, DECEMBER 31, 1993                                     17,025,787   (3,593,183)           --       (68,047)
     Issuance of 250,000 shares of common stock for cash
       at $4.80  per share (Note 6)                             1,200,000           --            --            --
     Net unrealized loss on U.S. government securities
       available for sale                                              --           --      (891,805)           --
Net loss                                                               --   (3,539,892)           --            --
                                                              ----------------------------------------------------
BALANCE, DECEMBER 31, 1994                                     18,225,787   (7,133,075)     (891,805)      (68,047)

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       accumulated      Accumulated         Note
                                                                                        during the         Other         receivable
                                                                          Common       development     Comprehensive        from
                                                                          Stock           stage           Income          director
BALANCE, DECEMBER 31, 1994                                             $ 18,225,787    $ (7,133,075)   $   (891,805)   $    (68,047)
     Issuance of 3,000,000 shares of common stock for cash
       at $5.50  per share through a public offering (net of sattock     14,553,679
       offering costs of $1,946,321)  (Note 6)                                   --              --              --
     Issuance of Underwriters' Purchase Options  for 300,000
       shares of common stock for cash at $.001 per share
       (Note 7c)                                                                300              --              --              --
     Issuance of 40,000 shares of common stock for cash
       at $4.95 (CDN. $6.79) per share (Note 7b)                            197,945              --              --              --
     Issuance of 50,000 shares of common stock for cash
       at $4.98 (CDN. $6.79) per share (Note 7d)                            249,028              --              --              --
     Net unrealized gain on U.S. government securities
       available for sale                                                        --              --         929,528              --
Payment received on note receivable from director (Note 6)                       --              --              --          53,433
     Redemption of Draxis Option for 2,000,000 shares of
       common stock for cash at $1.125 per option (Note 7c)              (2,250,000)             --              --              --
Net loss                                                                         --      (3,647,533)             --              --
                                                                       -------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                               30,976,739     (10,780,608)         37,723         (14,614)
Extension of outstanding stock option terms (Note 6)                        557,260              --              --              --
     Issuance of 750,000 shares of common stock for cash
       at $7.20  per share through a public offering (net of stock        4,762,938
       offering costs of $637,062)  (Note 6)                                     --              --              --
     Issuance of 56,700 shares of common stock for cash
       at $4.97 (CDN. $6.79) per share (Note 7b)                            281,733              --              --              --
     Issuance of 8,750 shares of common stock for cash at $3.43
       (CDN. $4.69) per share (Note 7b)                                      30,042              --              --              --
     Issuance of 7,500 shares of common stock for cash at $7.96
       (CDN. $10.88) per share (Note 7b)                                     59,726              --              --              --
     Issuance of 4,500 shares of common stock for cash at $9.39
       (CDN. $12.88) per share (Note 7b)                                     42,267              --              --              --
     Issuance of Underwriters' Purchase Options for 37,500
       shares of common stock for cash at $.001 per share
       (Note 6c)                                                                 38              --              --              --
Payment received on note receivable from director (Note 6)                       --              --              --          14,614
Net unrealized loss on U.S. government securities available
     for sale                                                                    --              --         (65,749)             --
Net loss                                                                         --      (6,800,319)             --              --
                                                                       -------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                               36,710,743     (17,580,927)        (28,026)             --

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

                                                                               Deficit
                                                                             accumulated      Accumulated         Note
                                                                              during the         Other         receivable
                                                                Common       development     Comprehensive        from
                                                                Stock           stage            Income         director
BALANCE, DECEMBER 31, 1996                                   $ 36,710,743   $(17,580,927)   $    (28,026)   $        --
     Issuance of 10,000 shares of common stock for cash at
       $3.625 per share  (Note 7b)                                 36,250             --              --             --

Net unrealized gain on U.S. government securities
     available for sale                                                --             --           1,403             --

Net loss                                                               --     (7,120,092)             --             --
                                                             ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                   $ 36,746,993   $(24,701,019)   $    (26,623)   $        --

Net unrealized gain on U.S. government securities
     available for sale                                                --             --          32,157             --

Vesting of non-employee
     options (Note 8a)                                             81,586             --              --             --

Net loss                                                               --     (5,716,948)             --             --
                                                             ----------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                   $ 36,828,579   $(30,417,967)   $      5,534    $        --
                                                             ==========================================================

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                                                                                    period from
                                                                                                                    February 21,
                                                                                                                   1991 (date of
                                                                                                                   incorporation)
                                                                  Year ended       Year ended       Year ended           to
                                                                 December 31,      December 31,     December 31,     December 31,
                                                                     1998             1997             1996             1998
CASH FLOWS USED IN OPERATING
ACTIVITIES
     Net loss                                                   $  (5,716,948)   $  (7,120,092)   $  (6,800,319)   $ (30,480,799)
     Adjustments to reconcile net loss to net cash used in
        operating activities
     Amortization of premiums and accretion of
          discounts on U.S. government securities
          available for sale and investment securities, net           180,074         (170,072)         (11,574)         182,546
          Depreciation and amortization                                67,513           54,296           27,323          203,542
          Loss (gain) on foreign currency exchange                     (6,928)          (2,059)           1,834          (27,204)
      Vesting of non-employee options                                  81,586               --               --           81,586
          Loss (gain) on sale of U.S. government  securities
           available for sale                                              --               --               62         (322,659)
          Unrealized loss on U.S. government  securities
          available for sale                                               --               --               --           62,832
          Cumulative effect of change in accounting principle              --               --               --          (62,832)
          Write-off of intangible assets                                   --               --               --          307,519
          Compensation expense  resulting from extension of
          outstanding stock option terms                                   --               --          557,260          557,260
          Changes in other assets and liabilities impacting
          cash flows from operations:
          Accrued interest receivable                                  68,263          121,178          (27,120)         (19,529)
          Other current assets                                        (23,842)          (5,784)          36,033         (107,993)
          Accounts payable                                           (478,337)        (121,994)         437,278          266,737
          Accrued payroll and other accrued charges                   140,969          156,424          (18,149)         457,792
          License agreement obligations                                    --               --               --          (12,203)
                                                                ----------------------------------------------------------------
Net cash used in operating activities                              (5,687,650)      (7,088,103)      (5,797,372)     (28,850,573)
                                                                ----------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Purchases of U.S. government securities available
          for sale                                                (12,297,417)     (12,563,994)     (14,405,081)    (114,958,846)
        Proceeds from maturing U.S. government
          securities available for sale                            15,375,000       22,035,000       15,600,000       55,820,000
        Proceeds from sale of U.S. government securities
          available for sale                                               --               --               --       53,776,118
        Intangible assets                                                  --               --               --         (193,022)
          Purchases of fixed assets                                   (93,816)         (74,035)         (98,011)        (355,087)
      Deposits on equipment                                          (122,555)              --               --         (122,555)
        Advances to former parent company                                  --               --               --       (2,867,900)
        Repayment of advances by former parent company                     --               --               --        2,867,900
                                                                ----------------------------------------------------------------
Net cash provided by (used in) investing activities                 2,861,212        9,396,971        1,096,908       (6,033,392)
                                                                ----------------------------------------------------------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
--------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                            period from
                                                                                                            February 21,
                                                                                                           1991 (date of
                                                                                                           incorporation)
                                                               Year ended      Year ended    Year ended         to
                                                              December 31,    December 31,   December 31,   December 31,
                                                                  1998            1997          1996           1998
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
        Stock offering costs                                $         --    $         --   $   (637,062)   $ (5,048,255)
        Issuance of common stock and underwriters'
        options                                                       --          36,250      5,813,806      43,402,816
        Payment received on note receivable from director             --              --         14,614          68,047
        Redemption of Option                                          --              --             --      (2,250,000)
        Receipt of Section 16(b) common stock profits                 --              --             --          17,125
        Payment on license agreement obligations                      --              --             --        (119,215)
Net cash provided by financing activities                             --          36,250      5,191,358      36,070,518
EFFECT OF EXCHANGE RATES ON CASH                                   6,928           2,059         (1,834)         27,204
                                                            ------------    ------------   ------------    ------------
NET (DECREASE) INCREASE  IN CASH                              (2,819,510)      2,347,177        489,060       1,213,757
CASH AT BEGINNING OF PERIOD                                    4,033,267       1,686,090      1,197,030              --
CASH AT END OF PERIOD                                       $  1,213,757    $  4,033,267   $  1,686,090    $  1,213,757
                                                            ============    ============   ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
        Issuance of common stock for promissory note
          from former parent company                                                                       $    150,000
                                                                                                           ============
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                               $    131,418
                                                                                                           ============
        Deferred stock offering costs offset against
          common stock                                                                     $    637,062    $  5,048,255
                                                                                           ============    ============
        Note receivable from director originated upon
          exercise of options for common stock                                                             $     68,047
                                                                                                           ============
        Interest paid                                                                                      $     12,594
                                                                                                           ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
AND THE CUMULATIVE PERIOD FROM FEBRUARY 21, 1991
(DATE OF INCORPORATION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.    ORGANIZATION

      DUSA Pharmaceuticals, Inc. (the "Company") was incorporated under the laws of the State of New Jersey on February 21, 1991 as a wholly owned subsidiary of Draxis Health Inc. ("Draxis"). As a result of two private placements and the Company's public offerings, Draxis held a 12.8% interest in the Company until March 1996 when Draxis disposed of its entire holding in the Company. (Note 6). The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, DUSA Pharmaceuticals New York Inc., which was formed on March 3, 1994 to be the research and development center for the Company. Significant intercompany balances and transactions have been eliminated.

      The Company was established to develop prescription pharmaceutical products for all markets, including the United States and Canadian markets, primarily in the field of photodynamic therapy ("PDT") and photodetection ("PD"),which respectively combines the use of a pharmaceutical product with exposure to light to induce a therapeutic or detection effect. The Company has been concentrating its initial efforts upon seeking regulatory approval in the United States for topical and/or local uses of 5-aminolevulinic acid ("Levulan(R)") PDT/PD. During 1998, the Company filed a New Drug Application (NDA) with the Food and Drug Administration (FDA) for Levulan(R) Photodynamic Therapy of actinic keratoses (AKs).

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

      c. Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization, which is computed on a straight-line basis over the estimated lives of the related assets. The carrying value of fixed assets is periodically reviewed and adjusted appropriately by the Company, whenever events or changes in circumstances indicate that the estimated fair value is less than the carrying amount.

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

      h. Basic and Diluted Net Loss Per Share - The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of basic net loss per share as if they were outstanding for the entire 1991 period. Stock options are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during the period as the effect would be antidilutive.

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

      j. Comprehensive Income - The Company has implemented SFAS No. 130, Reporting Comprehensive Income as of December 31, 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported comprehensive loss and its components as part of its statement of operations. Comprehensive loss is not used in the calculations of the basic and diluted loss per share.

      k. Segment Reporting - The Company has implemented SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 1998. The Statement establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, at present, it does not have any reportable segments.

      l. Pensions and Other Postretirement Benefits - The Company has implemented SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, as of December 31, 1998. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits. No additional disclosures were required as a result of the implementation of this statement.

      m. New Statements of Financial Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2000. The Company is in the process of evaluating the effect of this Statement on its consolidated financial statements.

3.    U.S. GOVERNMENT SECURITIES AVAILABLE FOR SALE

      Securities available for sale consist of United States Treasury Bills and Notes with yields ranging from 4.76% to 6.49% and maturity dates ranging from January 7, 1999 to August 10, 1999.

      As of December 31, 1998, the Company's securities available for sale have been recorded at fair market value of $5,508,375 and the unrealized gain on such securities of $5,534 has been recorded as part of shareholders' equity and an item of comprehensive income in the statement of operations.

4.    FIXED ASSETS

                                                            1998           1997
                                                       ---------      ---------
Computer Equipment                                     $ 195,284      $ 160,864
Furniture, Fixtures and Equipment                        136,327         81,522
Leasehold Improvements                                     8,568          8,332
                                                         340,179        250,718
Accumulated depreciation and amortization               (171,713)      (108,555)
                                                       ---------      ---------
                                                       $ 168,466      $ 142,163
                                                       =========      =========

5.    INCOME TAXES

      The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                             1998            1997
                                                     ------------    ------------
Deferred Tax Asset
Intangible assets                                    $    464,126    $    429,546
Accrued charges                                           176,022          69,036
Research and development tax credits carryforwards        702,025         563,776
Operating loss carryforwards                           11,279,636       9,186,800
Capital loss carryforwards                                162,766         162,766
Fixed assets                                                3,387           4,588
Other                                                      15,633          15,633
                                                     ------------    ------------
Net deferred tax assets                                12,803,595      10,432,145
Valuation allowance                                   (12,803,595)    (10,432,145)
                                                     $         --    $         --
                                                     ============    ============

      Management cannot assess the likelihood that the future tax benefits will be realized because the Company is currently in the development stage and has cumulative net losses. Accordingly, the net tax benefit does not satisfy the recognition criteria set forth in SFAS No. 109 and, therefore, a valuation allowance has been provided.

      As of December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $28,170,000 and research and development tax credits of approximately $702,000 both of which, if not utilized, will expire for Federal tax purposes as follows:

                                                                      Research and
                                            Operating loss             development
                                             carryforwards            tax credits
                                             -------------            -----------
                              2006             $  193,000             $    7,000
                              2007              1,155,000                 57,000
                              2008              1,664,000                 66,000
                              2009              3,027,000                 84,000
                              2010              3,420,000                 44,000
                              2011              6,638,000                102,000

                                                                    Research and
                                            Operating loss           development
                                            carryforwards            tax credits
                                            -------------            -----------
                            2012               6,841,000                 235,000
                            2013               5,232,000                 107,000
                                             -----------             -----------
                                             $28,170,000             $   702,000
                                             ===========             ===========

      For state tax purposes, net operating loss carryforwards will expire in years 1999-2005.

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

      On June 11, 1998 at the Annual Meeting of the Shareholders, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 20 million shares without par value, to 100 million shares, 40 million of which are designated common stock without par value, and 60 million of which may be further divided into classes or series of shares with rights, preferences and limitations as may be determined by the Board of Directors.

7.    STOCK OPTIONS AND WARRANTS

      a. Stock compensation plan - The Company has a stock based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had the compensation cost for the Company's plan been determined based on the fair value at the dates of award under the plan consistent with the method of SFAS No. 123, the Company's net loss, cumulative net loss, and basic and diluted net loss per common share would have been increased to the proforma amounts indicated below:

                                         1998              1997              1996
                                   ---------------   ---------------   ---------------
Net loss
      As reported                  ($   5,716,948)   ($   7,120,092)   ($   6,800,319)
      Proforma                     ($   6,963,522)   ($   8,184,984)   ($   7,410,466)
Basic and diluted net loss per
common share
      As reported                  ($        0.61)   ($        0.76)   ($        0.75)
      Proforma                     ($        0.74)   ($        0.88)   ($        0.82)
Cumulative net loss
      As reported                  ($  30,336,381)   ($  24,701,019)   ($  17,580,927)
      Proforma                     ($  33,358,346)   ($  26,394,824)   ($  18,209,840)
Cumulative basic and diluted net
loss per common share
      As reported                  ($        4.71)   ($        4.10)   ($        3.22)
      Proforma                     ($        5.17)   ($        4.38)   ($        3.33)

      As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

      The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              1998          1997          1996
                                           ---------     ---------     ---------
Expected life (years)                            10            10            10
Risk free interest rate                        5.57%         6.57%         6.66%
Expected volatility                           68.94%        62.67%        62.28%
Dividend yield                                   --            --            --

      b.(1) 1996 Omnibus Plan - On April 11, 1996, the 1996 Omnibus Plan ("Omnibus Plan") was adopted by the Board of Directors and approved by the shareholders on June 6, 1996. The Omnibus Plan supercedes the Company's previously adopted 1994 Restricted Stock Option Plan and the Incentive Stock Option Plan adopted in 1991. No further grants will be made under the superceded plans. The Omnibus Plan provides for the granting of awards to purchase up to a maximum of 15% of the Company's common stock outstanding. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights ("SAR"), restricted stock options ("RSO") or other securities determined by the Company, to directors, employees and consultants. To date, the Company has made awards only of NQSOs and ISOs under the Omnibus Plan.

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

      In conjunction with its initial public offering (Note 6), the Company granted Unit Purchase Options to the underwriters to purchase up to 125,000 Units (250,000 shares of common stock and 125,000 warrants) at an exercise price of $18 per Unit. The cash consideration for such options was $.0008 per Unit or $100, in the aggregate. As of December 31, 1995, options to purchase 53,750 Units (107,500 shares of common stock) have expired. The expiration date on the remaining options to purchase 71,250 Units (142,500 shares of common stock) was extended by the Board of Directors from January 16, 1997 to January 16, 2000. All warrants issued in connection with the initial public offering expired on April 19, 1993. On May 7, 1998, the Board of Directors amended the terms of the Unit Purchase Options to allow the exercise of the options based on a cashless payment provision based upon the fair market value of the shares during the thirty-day period prior to the exercise of such options. In consideration, the underwriters agreed to relinquish 1,250 Units (2,500 shares of common stock).

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

      In conjunction with its May 1, 1996 public offering (Note 6), the Company granted Purchase Options to the underwriters to purchase up to 37,500 shares of common stock at an exercise price equal to 110% of the public offering price of the shares, or $7.92 per share, the cash consideration for such options was $.001 per option or $37.50, in the aggregate. The options are exercisable for a period of four years, commencing May 1, 1997. The options could not be sold, transferred, assigned, or hypothecated prior to May 1, 1997, unless assigned to any successor, officer or partner of the underwriters.

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

      The following table summarizes information about all stock options outstanding at December 31, 1998:

                                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                         -----------------------------------  ------------------------------------
                          Number              Weighted           Weighted           Number            Weighted
     Range of         outstanding at           average           average        exercisable at         average
  exercise price       December 31,           remaining          exercise        December 31,        exercisable
                           1998           contractual life        price              1998               price
------------------  -------------------  -------------------  --------------  -------------------  ---------------
  $3.01 to 6.00           389,800             4.44 years           $4.85            352,800              $5.01
   6.01 to 9.00           800,000             7.58 years            7.28            424,250               7.23
  9.01 to 14.00           185,500             2.47 years           11.10            160,500              11.30
                        ---------                                                   -------
                        1,375,300             6.00 years           $7.10            937,550              $7.09
                        =========                                                   =======

         Changes for the stock option plans during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                      Weighted             Weighted             Weighted
                                                      average              average               average
                                                      exercise             exercise             exercise
                                             1998      price       1997      price       1996     price
                                          --------------------------------------------------------------
Options outstanding, beginning of year    1,283,300    $7.03    1,002,050    $6.81      589,500    $5.69
Options granted                             202,000     8.66      321,000     7.67      490,000     7.93
Options exercised                                --       --      (10,000)    3.63      (77,450)    5.34
Options cancelled                                --       --      (29,750)    3.95           --       --
Options lapsed                             (110,000)    7.02           --       --           --       --
                                          --------------------------------------------------------------
Options outstanding, end of year          1,375,300    $7.10    1,283,300    $7.03    1,002,050    $6.81
                                          ==============================================================

Options exercisable, end of year            937,550    $7.09      615,050    $6.32      368,300    $5.96
                                          ==============================================================

      Options which were exercised during these years were exercised at per share prices of U.S. $3.625 during 1997, and at a range of CDN $4.69 to CDN $12.875 during 1996.

      Options which were granted during 1998 have exercise prices ranging from U.S. $3.25 to U.S. $11.50 per share. Those granted during 1997 have exercise prices ranging from U.S. $6.125 to

      $10.875 per share. During 1996, options were granted with exercise prices of CDN $7.75 and U.S. $9.875 per share.

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

      In connection with an agreement dated October 6, 1993 with its investor relations firm, the Company issued the investor relations firm a warrant to purchase up to 50,000 shares of the authorized stock of the Company at $6 per share. The warrant which vested immediately upon issuance, is noncancellable and was due to expire on October 6, 1998. On July 30, 1998, the Board of Directors extended the expiration date of the warrant to October 14, 2001.

      In connection with an agreement with its investor relations advisor, the Company agreed to issue warrants for 20,000 shares of the Company's common stock, exercisable at a price of $4.00 per share, a premium from the closing stock market price of the Company's common stock on the day immediately preceding the date of the grant. The warrants vested on June 1, 1995 and are exercisable for a period up to and including five years from the date of grant, at which time the warrants expire.

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

      In October 1997, the Company and PARTEQ revised the License Agreement and the parties signed an Amended and Restated License Agreement on March 11, 1998. PARTEQ received options on October 21, 1997 to purchase 85,000 shares of common stock of the Company at an exercise price of $10.875 per share which will vest over four (4) years on the anniversary date of the granting of the option. The Company has agreed to pay royalties of 6% and 4% on 66% of its or its affiliates' net selling price of products in countries where patent rights do and do not exist, respectively. The Company also will pay 6% and 4% when patent rights do and do not exist, respectively, on the Company's net selling price less cost of goods for products sold to sublicensees. PARTEQ has reduced the amount of royalties which would have been due from the Company on sub-license arrangements from 33% of royalties and sublicensing fees received from sublicensees to 5% of lump sum sublicense fees paid to the Company, such as milestone payments for important regulatory hurdles (excluding amounts designated by the sublicense for future research and development efforts), and 6% of royalty payments the Company receives on sales of products by sublicensees. The Company has paid a minimum royalty of CDN $100,000 on March 31, 1998. Under certain conditions, additional minimum royalty payments will be made during the term, in amounts up to CDN $1,100,000, if the Company enters a sublicense arrangement for both the United States and Europe encompassing substantially all dermatological indications. In addition, PARTEQ has agreed to eliminate Draxis as a guarantor under the Amended and Restated License Agreement. Should no United States patent subsist, whether by virtue of expiry, invalidation or rejection, the Agreement becomes perpetual and royalty-free. Commencing with the first year of health regulatory approval in the United States, provision is made for minimum royalty payments to PARTEQ. The Company has the right to terminate the Amended and Restated License Agreement with or without cause upon ninety days notice. The Agreement is effective through the expiration date of the latest United States patent made subject to the Agreement.

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

      c. Officers' Employment Agreements - The Company has entered into employment agreements, with its President effective October 1, 1991, with its Vice President of Scientific Affairs effective October 11, 1993 and with its Chief Operating Officer effective May 14, 1998. The agreements set out the remuneration, benefits and incentive bonuses to which the officers are entitled. The full term of employment is unlimited in duration unless terminated in accordance with the terms of the employment agreements. (Notes 7b.(1), 7b(2) and 7d.)

      d. Lease Agreement -The Company has entered into lease commitments for rental of its office space in Valhalla, New York and in Toronto, Ontario. Future minimum lease payments will total approximately $153,000 in 1999 and $157,000 in 2000 and $164,000 in 2001.

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

      h. Light Source Supply - Effective November 5, 1998, the Company entered into a purchase and supply agreement with National Biological Corporation
      (NBC), under which the Company has agreed to order all of its supply of certain light sources from NBC.

      i. Research agreements - The Company has entered into a series of agreements for research projects and clinical studies. As of December 31, 1998, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $892,000 in 1999.

      9.    FINANCIAL INSTRUMENTS

      a) Fair value of financial instruments - The carrying value of the financial assets and liabilities approximate their fair values due to their short-term maturity.

      b) Credit risk - The Company is subject to credit risk through short-term investments. The Company mitigates this risk by investing in US government securities.

      10.   SUBSEQUENT EVENT

      On January 15, 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. The Company received net proceeds of $7,443,046. An additional 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in 163,043 five-year warrants each of which are exercisable into one share of common stock at $5.00 per share.

                                    * * * * *

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.
             ------------------------------

By (Signature and Title) /s/ D. Geoffrey Shulman        President
                         ----------------------------------------

Date February 25, 1999
     ----------------------

                                  Director, Chairman of the
                                  Board, President, Chief
                                  Executive Officer and Chief
                                  Financial Officer (Principal
                                  Executive, Financial, and
/s/ D. Geoffrey Shulman           Accounting Officer)          February 25, 1999
------------------------------                                 -----------------
D. Geoffrey Shulman, MD, FRCPC                                 Date

/s/ Ronald L. Carroll             Executive Vice President,    February 25, 1999
------------------------------    Chief Operating Officer      -----------------
Ronald L. Carroll                                              Date

/s/ Stuart L. Marcus              Senior Vice President of     February 25, 1999
------------------------------    Scientific Affairs           -----------------
Stuart L. Marcus, MD, PhD                                      Date

/s/ John H. Abeles                Director                     February 25, 1999
------------------------------                                 -----------------
John H. Abeles                                                 Date

/s/ James P. Doherty              Director                     February 25, 1999
------------------------------                                 -----------------
James P. Doherty, BSc                                          Date

/s/ Jay M. Haft                   Director                     February 25, 1999
------------------------------                                 -----------------
Jay M. Haft, Esq.                                              Date

/s/ Richard C. Lufkin             Director                     February 25, 1999
------------------------------                                 -----------------
Richard C. Lufkin                                              Date

/s/ Nanette W. Mantell            Director                     February 25, 1999
------------------------------                                 -----------------
Nanette W. Mantell, Esq.                                       Date

EXHIBIT INDEX

3(a)    Certificate of Incorporation, as amended...............................

3(b)    By-laws of the Registrant, filed as Exhibit 3(ii) to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal
        quarter ended September 30, 1997, and are incorporated herein by reference...........................................................

4(a)    Common Stock specimen, filed as Exhibit 4.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal
        quarter ended September 30, 1997, and are incorporated herein by reference...........................................................

4(b)    Class B Warrant, filed as Exhibit 4.3 to the Registrant's
        Registration Statement on Form S-1, No. 33-43282, and is
        incorporated herein by reference.......................................

10(a)   License Agreement between the Company, PARTEQ and Draxis
        Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No.
        33-43282, and is incorporated herein by reference......................

10(b)   ALA Assignment Agreement between the Company, PARTEQ, and
        Draxis Health Inc. October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No.
        33-43282, and is incorporated herein by reference......................

10(c)   Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated
        October 1, 1991, filed as Exhibit 10.4 to the Registrant's
        Registration Statement on Form S-1, No. 33-43282, and is
        incorporated herein by reference.......................................

10(d)   Amendment to Employment Agreement of D. Geoffrey Shulman, MD,
        FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the
        Registrant's Registration Statement on Form S-2, No. 33-98030,
        and is incorporated hereby by reference................................

10(e)   Amended and Restated License Agreement between the Company and
        PARTEQ dated March 11, 1998, portions of Exhibit A have been omitted pursuant to a request for confidential treatment
        pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933.............................

10(f)   Incentive Stock Option Plan, filed as Exhibit 10.11 of
        Registrant's Registration Statement on Form S-1, No. 33-43282,
        and is incorporated herein by reference................................

10(g)   1994 Restricted Stock Option Plan, filed as Exhibit 1 to
        Registrant's Schedule 14A definitive Proxy Statement dated
        April 26, 1995, and is incorporated herein by reference................

10(h)   1996 Omnibus Plan, as amended, filed as Exhibit 1 to
        Registrant's Schedule 14A definitive Proxy Statement dated
        April 27, 1998, and is incorporated herein by reference................

10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933.....................

27      Financial Data Schedule for the Registrant's Form 10-K for the
        period ending December 31, 1998........................................