Form 10-Q
period 1999-03-31
DUSA PHARMACEUTICALS INC
filed 1999-05-03
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------    -----------
Commission file number 0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

                   New Jersey                    22-3103129
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

                                 Yes X   No
                                    ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes       No
                                    ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     11,001,385 shares as of April 30, 1999

PART I.
ITEM 1. FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,       DECEMBER 31,
                                                                             1999             1998
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                               $  1,199,709     $  1,213,757
  U.S. government securities available for sale, at market
         (cost- $11,695,132 and $5,502,841, respectively)                   11,661,107        5,508,375
    Accrued interest receivable                                                 57,742           19,529
    Other current assets                                                        87,906          107,993
                                                                          ------------     ------------
                                                                            13,006,464        6,849,654
FIXED ASSETS, NET                                                              157,106          168,466
DEPOSITS ON EQUIPMENT                                                          122,555          122,555
                                                                          ------------     ------------
                                                                          $ 13,286,125     $  7,140,675
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $    231,057     $    266,737
    Accrued payroll                                                            264,925          410,164
    Other accrued charges                                                      131,206           47,628
                                                                          ------------     ------------
                                                                               627,188          724,529
                                                                          ------------     ------------
SHAREHOLDERS' EQUITY
   Capital Stock
      Authorized: 100,000,000 shares of which 40,000,000
                  shares are designated as Common stock, no par,
                  and 60,000,000 shares issuable in series or classes
      Issued and outstanding: 11,001,385 shares of  Common
      stock, no par                                                         44,140,251       36,828,579
    Deficit accumulated during the development stage                       (31,447,289)     (30,417,967)
   Net unrealized gain (loss) on U.S. government securities
      available for sale                                                       (34,025)           5,534
                                                                          ------------     ------------
                                                                            12,658,937        6,416,146
                                                                          ------------     ------------
                                                                          $ 13,286,125     $  7,140,675
                                                                          ============     ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          CUMULATIVE
                                                                                          PERIOD FROM
                                                                                          FEBRUARY 21,
                                                        THREE MONTHS     THREE MONTHS    1991 (DATE OF
                                                          ENDED             ENDED        INCORPORATION)
                                                         MARCH 31,        MARCH 31,       TO MARCH 31,
                                                           1999             1998             1999
                                                        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
RESEARCH AND DEVELOPMENT COSTS                          $    841,922     $  1,079,732     $ 27,409,913
                                                        ------------     ------------     ------------
OPERATING COSTS
      General and administration                             329,631          443,831        9,739,794
      Depreciation and amortization                           18,029           12,222          221,571
                                                        ------------     ------------     ------------
TOTAL OPERATING COSTS                                        347,660          456,053        9,961,365
                                                        ------------     ------------     ------------

TOTAL COSTS                                                1,189,582        1,535,785       37,371,278
                                                        ------------     ------------     ------------

NON-OPERATING REVENUE
       Interest income                                       160,260          160,908        5,574,126
       Gain on foreign currency exchange                                       (2,059)          27,204
       Gain on sale of U.S. government securities                 --               --          322,659
       Unrealized loss on U.S. government securities
         available for sale                                       --               --          (62,832)
                                                        ------------     ------------     ------------
                                                             160,260          158,849        5,861,157
                                                        ------------     ------------     ------------

LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                             1,029,322        1,376,936       31,510,121
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                              --               --          (62,832)
                                                        ------------     ------------     ------------
NET LOSS                                                $  1,029,322     $  1,376,936     $ 31,447,289
OTHER COMPREHENSIVE (INCOME) LOSS
       Net unrealized (gain) loss on U.S. government
       securities available for sale                          39,559           (2,059)          34,025
                                                        ------------     ------------     ------------
COMPREHENSIVE LOSS                                      $  1,068,881     $  1,374,877     $ 31,481,314
                                                        ============     ============     ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                            $       0.10     $       0.15     $       4.78
                                                        ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 10,761,041        9,365,950        6,584,660
                                                        ============     ============     ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            CUMULATIVE
                                                                                                            PERIOD FROM
                                                                                                            FEBRUARY 21,
                                                                                                           1991 (DATE OF
                                                                       THREE MONTHS      THREE MONTHS      INCORPORATION)
                                                                          ENDED             ENDED              TO
                                                                         MARCH 31,         MARCH 31,         MARCH 31,
                                                                           1999              1998              1999
                                                                        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                                       ------------      ------------      ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                        $  (1,029,322)    $  (1,376,936)    $ (31,447,289)
       Adjustments to reconcile net loss to net cash used in
         operating activities
          Amortization of premiums and accretion of
                  discounts on U.S. government securities
                  available for sale and investment securities, net          (54,489)          (42,964)          128,057
          Depreciation and amortization                                       18,029            12,222           221,571
          Loss on foreign currency exchange                                   39,559             2,059            12,355
          Vesting of non-employee options                                                                         81,586
          Gain on sale of U.S. government securities
                  available for sale                                              --                --          (322,659)
          Unrealized loss on U.S. government securities
                  available for sale                                              --                --            62,832
          Cumulative effect of change in accounting principle                     --                --           (62,832)
          Write-off of intangible assets                                          --                --           307,519
          Compensation expense resulting from extension of
                  outstanding stock options terms                                 --                --           557,260
          Changes in other assets and liabilities impacting
                  cash flows from operations:
                  Accrued interest receivable                                (38,213)            7,617           (57,742)
                  Other current assets                                        20,087            16,312           (87,906)
                  Accounts payable                                           (35,680)         (328,852)          231,057
                  Accrued payroll and other charges                          (61,661)         (143,697)          396,131
                  License agreement obligations                                   --                --           (12,203)
                                                                       -------------     -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                     (1,141,690)       (1,854,239)      (29,992,263)
                                                                       -------------     -------------     -------------

CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Purchases of U.S. government securities available for
          sale and investment securities                                  (8,937,802)       (4,620,552)     (123,896,648)
        Proceeds from maturing U.S. government securities
          available for sale and investment security                       2,800,000         3,100,000        58,620,000
        Proceeds from sale of U.S. government securities
          available for sale                                                      --                --        53,776,118
        Intangible assets                                                         --                --          (193,022)
        Purchases of fixed assets                                             (6,669)          (28,958)         (361,756)
        Deposits on equipment                                                                                   (122,555)
        Advances by a former parent                                               --                --        (2,867,900)
        Repayment of advances to former parent                                    --                --         2,867,900
                                                                       -------------     -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                     (6,144,471)       (1,549,510)      (12,177,863)
                                                                       -------------     -------------     -------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                 CUMULATIVE
                                                                                                 PERIOD FROM
                                                                                                 FEBRUARY 21,
                                                                                                1991 (DATE OF
                                                               THREE MONTHS     THREE MONTHS    INCORPORATION)
                                                                  ENDED            ENDED             TO
                                                                MARCH 31,        MARCH 31,        MARCH 31,
                                                                  1999             1998             1999
                                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                               -----------      -----------     -----------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
        Stock offering costs                                   $   (205,203)    $         --     $ (5,253,458)
        Issuance of common stock and underwriters options         7,516,875               --       50,919,691
        Payment received on note receivable from director                --               --           68,047
        Redemption of option held by former parent                       --               --       (2,250,000)
        Receipt of Section 16(b) common stock profits                    --               --           17,125
        Payment on license agreement obligations                         --               --         (119,215)
                                                               ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         7,311,672               --       43,382,190
                                                               ------------     ------------     ------------
EFFECT OF EXCHANGE RATES ON CASH                                    (39,559)          (2,059)         (12,355)
                                                               ------------     ------------     ------------
NET (DECREASE) INCREASE  IN CASH                                    (14,048)      (3,405,808)       1,199,709
CASH AT BEGINNING OF PERIOD                                       1,213,757        4,033,267               --
                                                               ------------     ------------     ------------
CASH AT END OF PERIOD                                          $  1,199,709     $    627,459     $  1,199,709
                                                               ============     ============     ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
        Issuance of common stock for promissory note from
          former parent                                                                          $    150,000
                                                                                                 ============
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                     $    131,418
                                                                                                 ============
        Deferred stock offering costs offset against common
          stock                                                                                  $  5,253,458
                                                                                                 ============
        Note receivable from director originating upon
          exercise of options for common stock                                                   $     68,047
                                                                                                 ============
        Issue of common stock and warrants as compensation
             to placement agent (note 9)                                                         $  1,805,878
                                                                                                 ============
        Interest paid                                                                            $     12,594
                                                                                                 ============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Operations for the three-month periods ended March 31, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to March 31, 1999, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to March 31, 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 1999, and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto.

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation.

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 5.01% to 6.358%, and maturity dates ranging from April 9,1999 to September 21, 2000.

3. The Company has implemented SFAS No. 130, Reporting Comprehensive Income as of December 31, 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported comprehensive loss and its components as part of its statement of operations. Comprehensive loss is not used in the calculations of the basic and diluted loss per share.

4. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of basic net loss per share as if they were outstanding for the entire period. None of the stock options and warrants are included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

5. The Company has implemented SFAS No. 132, Employers' Disclosure about Pension and Other Postretirement Benefits, as of December 31, 1998. The Statement standardizes the disclosure requirements for pension and other postretirement benefits. No additional disclosures were required as a result of the implementation of this statement.

6. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As required, the Company adopted SFAS No. 133 in the quarter ended March 31, 1999. The adoption did not have a material effect on the consolidated financial statements.

7. The Company has entered into a series of agreements for research projects and clinical studies. As of March 31, 1999, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $841,000 for the remainder of 1999.

8. On February 25, 1999, the Company has entered into a partial termination agreement with Lumenetics, Inc. ("Lumenetics") whereby in light of the employment of the principals of Lumenetics by DUSA, the Company agreed to terminate certain provisions of the Consulting and Development Agreement dated October 14, 1997. Under the new agreement, all stock options previously granted to Lumenetics will remain in force and vest according to the terms of the original agreement.

9. On January 15, 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. The Company received net proceeds of $7,311,672. The placement agent received a commission and non-accountable expense allowance of 8% of the gross proceeds, which the placement agent chose to take in the form of 130,435 shares of common stock. The placement agent also received 163,043 warrants to purchase common stock at an exercise price of $5.00 per share. These shares and warrants have been valued at $1,805,878 and have been recorded as non-cash stock offering costs.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1998 and for the three-month periods ended March 31, 1999, and March 31, 1998, respectively. DUSA Pharmaceuticals, Inc. is a development stage pharmaceutical company engaged primarily in the research and development of a light sensitive drug named 5- aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of human disorders. The trademark for DUSA's brand of ALA is Levulan(R). DUSA has published trademark applications for its drug applicator, Kerastick(TM) and one of its light devices, the BLU-U(TM). When Levulan(R) is used and followed by exposure to light to produce a therapeutic effect the technology is called photodynamic therapy or PDT. When Levulan(R) is used and followed by exposure to light to detect medical conditions the technology is called photodetection or PD. At this time, DUSA's research and development program includes Levulan(R) photodynamic therapy and photodetection for several medical uses, such as:

         -    actinic keratoses           -    hair removal
         -    bladder cancer              -    endometrial ablation
         -    acne                        -    cancer or dysplasia of the cervix

      A variety of other conditions may also be candidates for future development.

      In July, 1998, DUSA filed its first new drug application ("NDA") with the FDA for marketing approval using Levulan(R) photodynamic therapy to treat multiple actinic keratoses (pre-cancerous skin lesions)("AKs") of the face and scalp. Since its inception, the Company has primarily devoted its resources to funding research and development and as a result the Company has experienced significant operating losses. To strengthen its cash position and in order to support on-going operations during the FDA review process, DUSA completed a private placement on January 15, 1999 of 1,500,000 shares of its common stock raising gross proceeds of $7,500,000. The placement agent received a commission and non-accountable expense allowance of 8% of the gross proceeds, which the placement agent chose to take in the form of 130,435 shares of common stock. The placement agent also received 163,043 warrants to purchase common stock at an exercise price equal to the private placement offering price per share. The warrants expire on January 14, 2004. As of March 31, 1999, the Company had an accumulated deficit of $31,447,289.

      On February 26, 1999, DUSA filed a Form S-3 Registration Statement to register the shares purchased in the January private offering. The Company will not receive any proceeds from the resale of these shares. In addition, the Registration Statement will register the shares of common stock underlying up to 570,543 options and warrants, including the 163,043 warrants issued by the Company to the placement agent in the recently completed private placement, 337,500 issued to its underwriters in two previous securities offerings, and 70,000 to its investor relations consultants. These securities may be converted from time to time at their various exercise prices. See "Liquidity and Capital Resources".

Financial Condition

      The Company's total assets were $13,286,125 as of March 31, 1999, compared to $7,140,675 as of December 31, 1998. The increase is the direct result of the completion of the private placement of the Company's shares. Management expects that assets will decline as research and development activities proceed, until and unless the Company successfully makes the transition to profitability, or concludes and receives funds as part of a corporate alliance and/or from other financing activities. As of March 31, 1999, the Company had outstanding current liabilities of $627,188 as compared to $724,529 as of December 31, 1998. The decrease in current liabilities from December 31, 1998 is due to the timing of certain expense payments, and lower expenditures in the quarter. Since its inception the Company has had no long-term debt.

      The profitability of the Company is dependent upon receipt of marketing approval by the FDA and the ability of the Company to develop a market for its products. Although the Company believes its clinical trials support the AKs products' safety and efficacy, there can be no assurance that the products will be approved by the FDA. Additionally, the Company cannot be sure that a successful market will develop for its new technology, Levulan(R) PDT for AKs. At this time the Company is developing various plans for marketing its first product upon receipt of regulatory marketing approval. The Company is negotiating potential collaborative licensing arrangements with pharmaceutical companies with manufacturing and/or sales and distribution capability to market its products. The Company is also developing plans to market the products through distribution or co-promotion arrangements.

      While the FDA is actively reviewing the Company's first NDA utilizing Levulan PDT for multiple actinic keratoses, the Company is continuing with preparations for manufacturing and commercialization of its initial products, namely the Levulan(R) Kerastick(TM) brand applicator and the BLU-U(TM) brand light device. As of March 31, 1999, the Company had made capital expenditures of $122,555 related to these efforts and expects that it will spend approximately $90,000 more during the balance of 1999.

      The Company has been asked to appear before an FDA Advisory Committee on June 4, 1999. The recommendations of the FDA Committee, while not binding on the agency, often have an impact on the FDA's decision concerning the approval of an NDA. While we remain optimistic regarding FDA approval, we cannot guarantee that we will receive approval in order to market any of our products. If the Company does not conclude a dermatology marketing alliance, the Company would require additional funding to properly market its first product upon approval by the FDA.

      The Company held United States government securities at a fair market value of $11,661,107 as of March 31, 1999, as compared to $5,508,375 as of December 31, 1998. Maturity dates have been selected to match the Company's requirement for cash for operations.

      DUSA's research and development program is also continuing, as planned, for the enhancement of bladder cancer detection and for its secondary indications. Funding of other potential indications beyond the Company's current commitments will be carefully reviewed in order for the Company to maintain its operations and prepare for commercialization of its AK drug and light products. Full development and testing of all potential indications which are currently under development would require additional funding. The timing of future expenditures will be dependent on various factors, including the approval of its AK NDA filing, progress on the Company's other research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. There can be no assurance, however, that our current resources will be sufficient to enable the Company to obtain regulatory marketing approval or to market any product for any indications currently under development. Therefore, there is no way to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized.

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

Results of Operations

      The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased slightly to $160,260 for the three-month period ended March 31, 1999, as compared to $160,908 for the three-month period ended March 31, 1998, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage, unless the Company raises funds by concluding a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 1999 was $5,574,126.

      Research and development costs for the three-month period ended March 31, 1999 decreased to $841,922 from $1,079,732 for the comparable three-month period ended March 31, 1998. In the first quarter of 1998, the Company was in the process of compiling its clinical data into the format required to file the NDA for the AK indication, which was an expensive and tedious task. During the FDA review of the NDA, the Company has been funding its research and development activities selectively in order to make the best use of its existing resources. While continuing to fund the bladder cancer detection trials, the Company expects to fund its own and/or investigator trials in hair removal, acne and endometrial ablation during the balance of 1999. Should the Company conclude a corporate alliance or other financing activity, it will accelerate research and development funding of certain secondary indications.

      DUSA has completed a purchase and supply agreement with its supplier of BLU-U(TM) brand light devices and is negotiating a supply agreement with the manufacturer for commercial production of the Kerastick(TM). Similarly, the Company has secured a supply but is dependent upon a sole supplier for bulk ALA which the Company formulates into Levulan(R). The Company has recently been informed that the facility of our bulk ALA supplier does not yet meet FDA's "good manufacturing practices" (GMP) regulations. The Company is in regular communication with the supplier on these issues. DUSA believes that the supplier is actively working to resolve the deficiencies in order to be GMP compliant upon re-inspection by the FDA. The Company has identified other suppliers of bulk ALA, but if DUSA is forced to use an alternate supplier, DUSA believes that FDA approval and the marketing of Levulan(R) PDT for AKs would be delayed. DUSA may develop a back-up supply of Kerasticks(TM) by establishing its own limited production line.

      The Company incurred a net loss of $1,029,322, or $0.10 per share, for the three-month period ended March 31, 1999, as compared to a net loss of $1,376,936, or $0.15 per share, for the three-month period ended March 31, 1998. Operating expenses were $347,660 and $456,053 for the three-month periods ended March 31, 1999, and March 31, 1998 respectively. Operating expenses are expected to increase as the Company hires additional employees and scales up the manufacturing process for the commercial production of the Levulan(R) Kerastick, and the BLU-U(TM), the products that will be used as part of the Levulan(R) PDT system to treat actinic keratoses. The Company expects to incur increased rental expenses for new office space in Massachusetts for the anticipated expansion of operational, technical and marketing personnel.

Liquidity and Capital Resources

      The Company's United States government securities available for sale have an aggregate cost of $11,695,132 and a current aggregate market value of $11,661,107 as of March 31, 1999, resulting in a net unrealized loss on securities available for sale of $34,025, which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 5.01% to 6.358%, and maturity dates ranging from April 9, 1999 to September 21, 2000.

      As a result of the completion in January, 1999 of the private placement of 1,500,000 shares, the Company raised net proceeds of $7,311,672. These funds have been added to the working capital accounts of the Company. The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD through 2000 if the Company does not reallocate resources to marketing activities related to the actinic keratoses launch. Management is focusing on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding See "--Financial Condition".

      Any proceeds that DUSA may receive upon the exercise of warrants and/or options which are being registered on the pending Form S-3 mentioned-above will be used for working capital, primarily to advance research and product development activities of its Levulan(R) PDT/PD technology platform, including conducting pre-clinical studies and clinical trials. The Company may receive proceeds of up to $3,802,215 from the conversion of these options and warrants. The amount that the Company receives will depend upon the exercise price of the warrants and the options and the extent to which they are exercised. See "--General and Financial Condition".

      The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

Adoption of SFAS No. 133

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As required, the Company adopted SFAS No. 133 in the quarter ended March 31, 1999. The adoption did not have a material effect on the consolidated financial statements.

Year 2000 Compliance

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

      The Company is in the process of contacting its key unrelated third-parties to certify their Year 2000 compliance. The Company expects to complete the process of obtaining certifications from unrelated third-parties by June, 1999. In the event such certifications are not available, the Company is developing plans to evaluate the potential impact on its operations if such third-parties are unable to perform their obligations. To the extent that such third-parties are materially adversely effected by the Year 2000 issue, the Company could have disruptions and delays in its operations, and in receipt of supplies of our drug or light devices. These events could negatively impact our research and development activities and our revenues of any products which may have been commercialized by that date.

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

Forward-Looking Statements

      The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These statements refer to management's expectations of potential future indications, conversion of options and warrants which are subject to a pending registration statement and the use of any proceeds derived from such conversion, the decline of assets and increase in operating expenses, the likelihood of regulatory approval and the commencement and magnitude of sales, the amount of capital expenditures for 1999, the sufficiency of the Company's resources for future research and development efforts, and capital requirements, the actions of its bulk ALA supplier to resolve GMP deficiencies, and the potential adverse effect from Year 2000 computer problems. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing stock market conditions, availability of suitable light sources and drug supplies, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

                           PART II- OTHER INFORMATION

Item 1-5.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      a) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

      b)    The following Reports on Form 8-K were filed during the quarter:

               i) Form 8-K dated January 7, 1999 and filed on January 11, 1999 which reported interim clinical trial results for its Phase I/II bladder cancer detection study; and

               ii) Form 8-K dated and filed on January 14, 1999 which reported a fully-subscribed private placement of 1,500,000 shares of the registrant's common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUSA Pharmaceuticals, Inc.


      Date May 3, 1999                  By: /s/ D. Geoffrey Shulman
                                        -------------------------------------
                                        D. Geoffrey Shulman, MD, FRCPC
                                        President, Chief Executive Officer,
                                        and Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit No.                          Description
        -----------                          -----------

            27 Financial Data schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.