Form 10-K/A
period 1998-12-31
DUSA PHARMACEUTICALS INC
filed 1999-06-18
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A


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

                                  Common Stock
                                (Title of class)

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

                           PART III, Items 10 through 13.

EXHIBIT INDEX

3(a)     Certificate of Incorporation, as amended

3(b) By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, and are incorporated herein by reference

4(a) Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, and are incorporated herein by reference

4(b) Class B Warrant, filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(a) License Agreement between the Company, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(b) ALA Assignment Agreement between the Company, PARTEQ, and Draxis Health Inc. October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(c) Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(d) Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is incorporated hereby by reference

10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933

10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(g)    1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's
         Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference

10(h)    1996 Omnibus Plan, as amended, filed as Exhibit 1 to Registrant's
         Schedule 14A definitive Proxy Statement dated April 27, 1998, and is incorporated herein by reference

10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933.

27 Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.
             -----------------------------------------------

By (Signature and Title)   /s/D. Geoffrey Shulman, President
                          ----------------------------------

Date:  June 18, 1999




/s/D. Geoffrey Shulman             Director, Chairman of the Board,     June 18, 1999
------------------------------     President, Chief Executive           -------------
D. Geoffrey Shulman, MD, FRCPC     Officer and Chief Financial          Date
                                   Officer (Principal Executive,
                                   Financial, and Accounting
                                   Officer)

/s/ Ronald L. Carroll              Executive Vice President,            June 18, 1999
------------------------------     Chief Operating Officer              -------------
Ronald L. Carroll                                                       Date


/s/Stuart L. Marcus                Senior Vice President of             June 18, 1999
------------------------------     Scientific Affairs                   -------------
Stuart L. Marcus, MD, PhD                                               Date


/s/John H. Abeles                  Director                             June 18, 1999
------------------------------                                          -------------
John H. Abeles, MD                                                      Date


/s/James P. Doherty                Director                             June 18, 1999
------------------------------                                          -------------
James P. Doherty, BSc                                                   Date


/s/Jay M. Haft                     Director                             June 18, 1999
------------------------------                                          -------------
Jay M. Haft, Esq.                                                       Date


/s/Richard C. Lufkin               Director                             June 18, 1999
------------------------------                                          -------------
Richard C. Lufkin                                                       Date


                                   Secretary
------------------------------                                          -------------
Nanette W. Mantell, Esq.