Form 10-Q
period 1999-06-30
DUSA PHARMACEUTICALS INC
filed 1999-08-04
CIK 879993

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      June 30, 1999
                                       ------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

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

                         Yes _____            No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    11,022,116  shares as of August 2, 1999

                        PART I. - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1999                1998
                                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash (interest bearing)                                                        $    1,259,986     $   1,213,757
  U.S. government securities available for sale, at market                            9,971,209         5,508,375
    (cost- $10,023,100 and $5,502,841, respectively)
  Accrued interest receivable                                                            79,358            19,529
  Other current assets                                                                  151,294           107,993
                                                                                 ----------------------------------
                                                                                     11,461,847         6,849,654

FIXED ASSETS, NET                                                                       146,889           168,466

DEPOSITS ON EQUIPMENT                                                                   291,653           122,555
                                                                                 ----------------------------------
                                                                                 $   11,900,389     $   7,140,675
                                                                                 ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $      134,057     $     266,737
  Accrued payroll                                                                       280,930           410,164
  Other accrued charges                                                                 125,050            47,628
                                                                                 ----------------------------------

                                                                                        540,037           724,529
                                                                                 ----------------------------------

SHAREHOLDERS' EQUITY
  Capital Stock
    Authorized: 100,000,000 shares of which 40,000,000 shares
       are designated as Common stock, no par, and
       60,000,000 shares issuable in series or classes.
    Issued and outstanding: 11,016,385 and 9,365,950
        shares of  Common stock, no par; respectively                                44,279,764        36,828,579
  Deficit accumulated during the development stage                                  (32,867,521)      (30,417,967)
  Net unrealized gain (loss) on U.S. government securities available for sale           (51,891)            5,534
                                                                                 ----------------------------------

                                                                                     11,360,352         6,416,146
                                                                                 ----------------------------------

                                                                                 $   11,900,389     $   7,140,675
                                                                                 ==================================
                                                                                 ==================================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS     THREE MONTHS        SIX MONTHS
                                                               ENDED            ENDED               ENDED
                                                              JUNE 30,         JUNE 30,            JUNE 30,
                                                                1999             1998                1999
                                                            (UNAUDITED)      (UNAUDITED)         (UNAUDITED)

RESEARCH AND DEVELOPMENT COSTS                              $   1,047,760     $   1,701,333      $   1,889,682
                                                           ----------------------------------------------------
OPERATING COSTS
      General and administration                                  486,197           564,168            815,828
      Depreciation and amortization                                18,264            20,166             36,293
                                                           ----------------------------------------------------

TOTAL OPERATING COSTS                                             504,461           584,334            852,121


TOTAL COSTS                                                     1,552,221         2,285,667          2,741,803

NON-OPERATING REVENUE
      Interest income                                             122,939           134,358            283,199
                                                           ----------------------------------------------------
      Gain on foreign currency exchange                                 -             2,059                  -
      Gain on sale of U.S. government securities                        -                 -                  -
      Unrealized loss on U.S. government securities
        available for sale                                              -                 -                  -
                                                           ----------------------------------------------------

                                                                  122,939           136,417            283,199
                                                           ----------------------------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           1,429,282         2,149,250          2,458,604
PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     -                 -                  -
                                                           ----------------------------------------------------
NET LOSS                                                    $   1,429,282     $   2,149,250      $   2,458,604

OTHER COMPREHENSIVE (INCOME) LOSS
      Net unrealized (gain) loss on U.S. government
      securities available for sale                                57,425            (2,059)            57,425
                                                           ----------------------------------------------------

COMPREHENSIVE LOSS                                          $   1,486,707     $   2,147,191      $   2,516,029
                                                           ====================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $        0.14     $        0.23      $        0.23
                                                           ====================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           10,946,167         9,365,950         10,885,691
                                                           ====================================================

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------
                                                                               CUMULATIVE
                                                                               PERIOD FROM
                                                                               FEBRUARY 21,
                                                             SIX MONTHS       1991 (DATE OF
                                                                ENDED         INCORPORATION)
                                                              JUNE 30,         TO JUNE 30,
                                                                1998               1999
                                                             (UNAUDITED)       (UNAUDITED)

RESEARCH AND DEVELOPMENT COSTS                              $   2,781,065     $  28,457,673
                                                           ---------------------------------
OPERATING COSTS
      General and administration                                1,007,999        10,225,991
      Depreciation and amortization                                32,388           239,835
                                                           ---------------------------------

TOTAL OPERATING COSTS                                           1,040,387        10,465,826


TOTAL COSTS                                                     3,821,452        38,923,499

NON-OPERATING REVENUE
      Interest income                                             295,266         5,697,065
      Gain on foreign currency exchange                                 -            27,204
      Gain on sale of U.S. government securities                        -           322,659
      Unrealized loss on U.S. government securities
        available for sale                                              -           (62,832)
                                                           ---------------------------------

                                                                  295,266         5,984,096
                                                           ---------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           3,526,186        32,939,403
PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     -           (62,832)
                                                           ---------------------------------

NET LOSS                                                    $   3,526,186     $  32,876,571

OTHER COMPREHENSIVE (INCOME) LOSS
      Net unrealized (gain) loss on U.S. government
      securities available for sale                                (2,059)           51,891
                                                           ---------------------------------

COMPREHENSIVE LOSS                                          $   3,524,127     $  32,928,462
                                                           =================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $        0.38     $        4.90
                                                           =================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            9,365,950         6,716,537
                                                           =================================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                       FEBRUARY 21,
                                                                                                      1991 (DATE OF
                                                                  SIX MONTHS        SIX MONTHS        INCORPORATION)
                                                                    ENDED             ENDED                 TO
                                                                   JUNE 30,          JUNE 30,            JUNE 30,
                                                                     1999              1998                1999
                                                                  (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
      Net loss                                                      $(2,458,604)     $(3,526,186)      $(32,876,571)
      Adjustments to reconcile net loss to net cash used
         in operating activities
         Amortization of premiums and accretion of
                 discounts on U.S. government securities
                 available for sale and investment
                 securities, net                                        (95,397)        (104,136)            87,149
         Depreciation and amortization                                   36,293           32,388            239,835
         Loss  on foreign currency exchange                                   -           (2,059)            30,221
         Vesting of non-employee options                                 84,000                -            165,586
          Issue of additional shares and warrants (Note 9)              152,495                -            152,495

         Gain on sale of U.S. government securities
                 available for sale                                           -                -           (322,659)
         Unrealized loss on U.S. government securities
                 available for sale                                           -                -             62,832
         Cumulative effect of change in accounting
                 principle                                                    -                -            (62,832)
         Write-off of intangible assets                                       -                -            307,519
         Compensation expense  resulting from extension
                 of outstanding stock options terms                           -                -            557,260
         Changes in other assets and liabilities
                 impacting cash flows from operations:
                 Accrued interest receivable                            (59,829)          32,575            (79,358)
                 Other current assets                                   (43,301)         (37,876)          (151,295)
                 Accounts payable                                      (132,680)        (138,874)           134,057
                 Accrued payroll and other charges                      (51,812)         (43,754)           405,980
                 License agreement obligations                                -                -            (12,203)
                                                                  ---------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                (2,568,835)      (3,787,922)       (31,361,984)
                                                                  ---------------------------------------------------

 CASH FLOWS PROVIDED BY (USED IN)
       INVESTING ACTIVITIES
       Purchases of U.S. government securities available
         for sale and investment securities                         (10,968,902)      (5,987,469)      (125,927,748)
       Proceeds from maturing U.S. government securities
         available for sale and investment securities                 6,544,040        6,800,000         62,364,040
       Proceeds from sale of U.S. government securities
         available for sale                                                   -                -         53,776,118
       Intangible assets                                                      -                -           (193,022)
       Purchases of fixed assets                                        (14,716)         (35,520)          (369,803)
       Deposits on equipment                                           (169,098)                           (291,653)
       Advances by a former parent                                            -                -         (2,867,900)
       Repayment of advances to former parent                                 -                -          2,867,900
                                                                  ---------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                (4,608,676)         777,011        (10,642,068)
                                                                  ===================================================

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
---------------------------------------------------------------------------------------------------------------------
                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                       FEBRUARY 21,
                                                                                                      1991 (DATE OF
                                                                   SIX MONTHS          SIX MONTHS     INCORPORATION)
                                                                     ENDED               ENDED              TO
                                                                    JUNE 30,            JUNE 30,         JUNE 30,
                                                                      1999                1998             1999
                                                                   (UNAUDITED)         (UNAUDITED)      (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
       Stock offering costs                                       $    (293,135)     $           -    $  (5,341,390)
       Issuance of common stock and underwriters options              7,516,875                  -       50,919,691
       Payment received on note receivable from director                      -                  -           68,047
       Redemption of option held by former parent                             -                  -      (2,250,000)
       Receipt of Section 16(b) common stock profits                          -                  -           17,125
       Payment on license agreement obligations                               -                  -         (119,215)
                                                                 ----------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             7,223,740                  0       43,294,258
                                                                 ----------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              -              2,059          (30,221)
                                                                 ----------------------------------------------------

NET (DECREASE) INCREASE  IN CASH                                         46,229         (3,008,852)       1,259,985

CASH AT BEGINNING OF PERIOD                                           1,213,757          4,033,267                -
                                                                 ----------------------------------------------------

CASH AT END OF PERIOD                                             $   1,259,986      $   1,024,415    $   1,259,985
                                                                 ====================================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
       INFORMATION
       Issuance of common stock for promissory note from
         former parent                                                                                $     150,000
                                                                                                     ================

       License agreement obligations incurred in the
         acquisition of an intangible asset                                                           $     131,418
                                                                                                     ================

       Deferred stock offering costs offset against
         common stock                                                                                 $   5,341,390
                                                                                                     ================

       Note receivable from director originating upon
         exercise of options for common stock                                                         $      68,047
                                                                                                     ================

       Issuance of common stock and warrants as
       compensation to placement agent (note 9)                                                       $   1,805,878
                                                                                                     ================

       Interest paid                                                                                  $      12,594
                                                                                                     ================

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheets as of June 30, 1999, the Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to June 30, 1999, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to June 30, 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 1999, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.731% to 6.490%, and maturity dates ranging from July 2, 1999 to September 21, 2000.

3. The Company has implemented SFAS No. 130, Reporting Comprehensive Income as of December 31, 1998. The Statement establishes standards for
    the reporting and display of comprehensive income   and its components
    (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported comprehensive loss and its components as part of its consolidated statements of operations. Comprehensive loss is not used in the calculations of the basic and diluted loss per share.

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

7. The Company has entered into a series of agreements for research projects and clinical studies. As of June 30, 1999, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $746,000 for the remainder of 1999.

8. On February 25, 1999, the Company entered into a partial termination agreement with Lumenetics, Inc. ("Lumenetics") whereby in light of the employment of the principals of Lumenetics by DUSA, the Company agreed to terminate certain provisions of the Consulting and Development Agreement dated October 14, 1997. Under the new agreement, all stock options previously granted to Lumenetics will remain in force and vest according to the terms of the original agreement.

9. On January 15, 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. The Company received net proceeds of $7,223,740. An additional 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in 163,043 five-year warrants each of which are exercisable into one share of common stock at $5.00 per share. These shares and warrants have been valued at $1,805,878 and have been recorded as stock offering costs.

         Since the Form S-3 Registration Statement which was filed to register the shares in the private placement was not yet effective as of June 1, 1999, the Company was obligated to issue and did issue 15,000 shares of common stock to the investors and 1,630.43 additional warrants to the placement agent, i.e. 1% of the shares issued to the investors and 1% of the warrants issued to placement agent. These warrants have the same terms and conditions as the original placement agent warrants. These shares and warrants have been valued at $152,495 and both have been recorded as part of general and administration costs in the consolidated statements of operations.

10. Under the terms of the 1996 Omnibus Plan as amended, each person who is a continuing director following the Annual Meeting of Shareholders automatically receives 10,000 non-qualified stock options. Consequently on June 11, 1999 the Company granted a total of 50,000 non-qualified stock options to the directors to purchase the common stock of the Company at $9.688 per share. The exercise price of such options is the closing stock market price on the date of the grant.

11. The Company entered into an Extension of Research Agreement effective April 1, 1999 with PARTEQ Innovations ("PARTEQ"). As partial consideration, the Company granted options to purchase 10,000 shares of common stock of the Company at an exercise price of $9.25 per share. These options have a term of 10 years and vest at a rate of 25% each year over four years on the anniversary dates of the granting of the options. These options have been valued at $84,000 and have been included in the Consolidated Statements of Operations as part of research and development costs, along with a cash payment of $50,000 provided to PARTEQ as funding support. In addition, the Company has also agreed to provide further funding to PARTEQ in the amount of $29,000 on April 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1998 and for the three and six-month periods ended June 30, 1999, and June 30, 1998, respectively. DUSA Pharmaceuticals, Inc. is a development stage pharmaceutical company engaged primarily in the research and development of a light sensitive drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of human disorders. The trademark for DUSA's brand of ALA is Levulan(R). When Levulan(R) is used and followed by exposure to light to produce a therapeutic effect the technology is called photodynamic therapy or PDT. When Levulan(R) is used and followed by exposure to light to detect medical conditions the technology is called photodetection or PD. At this time, DUSA's research and development program includes Levulan(R) photodynamic therapy and photodetection for several medical uses, such as:

        -      actinic keratoses        -      hair removal
        -      bladder cancer           -      endometrial ablation
        -      acne                     -      cancer or dysplasia of the cervix

A variety of other conditions may also be candidates for future development.

         On June 29, 1999, DUSA announced that it had received a notice of approvability from the FDA of DUSA's first new drug application ("NDA") for use of Levulan(R) photodynamic therapy to treat actinic keratoses (pre-cancerous skin lesions)("AKs") of the face and scalp. The notice conditions final approval upon DUSA's submission of labeling for the product which must be approved by the FDA. In addition, DUSA's third-party manufacturer of the bulk supply of ALA, the main ingredient in Levulan(R), must have its facilities reinspected by the FDA. The Company has been informed that this facility does not yet meet FDA's "good manufacturing practices" (GMP) regulations. Prior to receipt of marketing approval from the FDA, the manufacturer's facilities must be in compliance with the FDA's current Good Manufacturing Practices regulations. DUSA is monitoring the steps being taken by the manufacturer and believes that the manufacturer is actively working to resolve the deficiencies. We have been advised that the manufacturer hopes to complete its work and be ready for reinspection by the FDA by the end of the third quarter. However, DUSA cannot determine precisely when the modifications will be completed, when the FDA will schedule a reinspection, or whether the FDA will be satisfied with the modifications.

         During the quarter, the FDA separated the light device portion of the Company's NDA into its own Pre-market Approval ("PMA") application, with the PMA approval dependant on the NDA drug approval. Now that DUSA has received an approvable notice regarding its drug, the Company expects to receive an action notice on the light device in the near future. However, because the commercial light unit DUSA intends to market is a modified version of the unit used in the clinical studies, DUSA intends to file an amendment to the PMA covering these modifications during the fourth quarter of this year. DUSA expects that the amendment will be approved in the normal course of the FDA's review process. Final approval of the NDA and the PMA will be required in order to market the drug and light products together.

         Since its inception, the Company has primarily devoted its resources to funding research and development and as a result the Company has experienced significant operating losses. To strengthen its cash position and in order to support on-going operations during the FDA review process, DUSA raised gross proceeds of $7,500,000 in January 1999 in a private placement of 1,500,000 shares of its common stock. The placement agent received a commission and non-accountable expense allowance of 8% of the gross proceeds, which the placement agent chose to take in the form of 130,435 shares of common stock. The placement agent also received 163,043 warrants to purchase common stock at an exercise price equal to the private placement offering price per share. The warrants expire on January 14, 2004. See Footnote 9 to the Notes to the Consolidated Financial Statements.

         As agreed, the Company registered the shares purchased in the January private offering on a Form S-3 Registration Statement which was declared effective by the SEC on June 18, 1999. DUSA will not receive any proceeds from the resale of these shares. In addition, the Registration Statement registered for re-sale up to 570,543 shares of common stock underlying options and warrants, including the 163,043 warrants issued by the Company to the placement agent in the private placement, 337,500 issued to its underwriters in two previous securities offerings, and 70,000 to investor relations consultants. These securities may be converted from time to time at
their various exercise prices.   See "Liquidity and Capital Resources".  Since
the Form S-3 Registration Statement which was filed to register the shares in the private placement was not yet effective as of June 1, 1999, the Company was obligated to issue and did issue 15,000 shares of common stock to the investors and 1,630.43 additional warrants to the placement agent, i.e. 1% of the shares issued to the investors and 1% of the warrants issued to the placement agent. These warrants have the same terms and conditions as the original placement agent warrants. The 15,000 shares and 1,630 shares which underlie the warrants have also been registered.

Financial Condition

         DUSA's total assets were $11,900,389 as of June 30, 1999 compared to $7,140,675 as of December 31, 1998. Of these amounts, DUSA held cash and United States government securities at a fair market value of $11,231,195 as of June 30, 1999, as compared to $6,722,132 as of December 31, 1998. The increases are the direct result of the completion of the private placement of the Company's shares. Management expects that assets will decline until the Company successfully makes the transition to profitability after approval and launch of its first product, or concludes and receives funds as part of a corporate alliance and/or from other financing activities. As of June 30, 1999, the Company had outstanding current liabilities of $540,037 as compared to $724,529 as of December 31, 1998. As of June 30, 1999, the Company had an accumulated deficit of $32,867,521. Since its inception the Company has had no long-term debt.

         The profitability of the Company is dependent upon receipt of final marketing approval of Levulan(R) PDT for AKs by the FDA and the ability of the Company to develop a market for its products. Although the Company believes its third-party manufacturer will be able to bring its facilities into compliance with FDA's Good Manufacturing Practices regulations, there can be no assurance that the facilities will be approved by the FDA. If the facilities are not approved, the Company might have to obtain a new supplier at an FDA approved facility which would delay final approval and launch of the product into the market. Additionally, the Company cannot be sure that a successful market will develop for its new technology, Levulan(R) PDT for AKs. At this time the Company is developing various plans for marketing its first product upon receipt of regulatory marketing approval. The Company is negotiating potential collaborative licensing arrangements with pharmaceutical companies with manufacturing and/or sales and distribution capability to market its products. The Company is also developing plans to market the products through distribution or co-promotion arrangements.

         As planned, the Company has made capital expenditures in preparation for the manufacture and commercialization of its Kerastick(TM) and BLU-U(TM) which total $291,653 as of June 30, 1999. The Company expects to make additional capital expenditures, including leasehold improvements, of approximately $228,000 for the balance of year ending December 31, 1999.

         DUSA's research and development program for the enhancement of bladder cancer detection and for its secondary indications is continuing at modest levels of support while the Company focuses its resources on manufacturing scale-up marketing, and issues relating to obtaining final FDA approval of its initial product for AKs. During the quarter the Company filed an IND to initiate a Phase II trial for the treatment of facial acne with Levulan(R) PDT using blue light. The trial is expected to start during August, 1999. Also, the Company's management is considering new protocols for Phase II clinical trials for the bladder cancer detection indication. On June 11, 1999 the Company reported positive results from its Phase l/ll multi-center clinical study using Levulan(R) PDT for hair removal. In addition, investigator studies relating to endometrial ablation and dysplasia of the cervix are also continuing. However, substantial research and testing will be required in order to develop these indications into commercial products.

         Funding of additional bladder cancer detection, acne and hair removal studies and other potential indications beyond the Company's current commitments will be carefully reviewed in order for the Company to maintain its operations and prepare for commercialization of its initial products, namely the Levulan(R) Kerastick(TM) brand applicator and the BLU-U(TM) brand light device. Full development and testing of all potential indications which are currently under development would require additional funding. The timing of future expenditures will be dependent on various factors, including receipt of final approval for marketing of Levulan(R) PDT for AK, progress on the Company's other research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. While the FDA letter of approvability of the drug used in Levulan(R) PDT for the treatment of AKs moves the Company closer to product launch, there can be no guarantee that DUSA's current resources will be sufficient to enable the Company to obtain final regulatory marketing approval which is subject, in part, to the efforts of our third-party manufacturer. Nor can the Company assure that it has sufficient funds to market any product for any indications currently under development. Therefore, it is difficult to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized.

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

Results of Operations

         The Company has had no sales to date. Interest income, earned primarily on United States government securities, decreased to $122,939 for the three-month period ended June 30, 1999, as compared to $134,358 for the three-month period ended June 30, 1998, as the Company continues to expend funds for ongoing research and development. This trend is expected to continue throughout the Company's development stage, unless the Company raises funds by concluding a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 1999 was $5,697,065.

         Research and development costs for the three-month period ended June 30, 1999 decreased to $1,047,760 from $1,701,333 for the comparable three-month period ended June 30, 1998. In the second quarter of 1998, the Company incurred significant expenses to complete the process of compiling its clinical data into the format required to file the NDA for the AK indication. In addition, research and development spending has decreased since the Company has been funding its research and development activities selectively in order to make the best use of its existing resources. Should the Company conclude a corporate alliance or other financing activity, it intends to accelerate research and development funding.

         Operating expenses were $504,461 and $584,334 for the three-month periods ended June 30, 1999, and June 30, 1998 respectively. Operating expenses are expected to increase as the

Company scales up the manufacturing for the commercial production of Levulan(R), hires additional personnel, and begins to build inventory in anticipation of FDA approval. The Company has also entered into a new five (5) year lease for 16,000 sq. ft. plus an option on an additional 2,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. This facility will accommodate the expansion of operational, technical and marketing personnel for the scale-up of the manufacturing process. Annual rent on a triple net basis will total $140,000.00 per year beginning June 1, 1999. The Company has also entered into a new three (3) year lease for approximately 1,300 sq. ft. of office space in Toronto in the building DUSA currently occupies. This facility will accommodate the offices of the Company's President, financial, accounting, and shareholder services personnel. Annual rent payments will total $31,272 per year beginning August 1, 1999, plus approximately $27,728 for lease operating costs during the first year of the term.

         As a result of the Company's efforts to reduce spending during the FDA approval process, the Company incurred a net loss of $1,429,282, or $0.14 per share, for the three-month period ended June 30, 1999, which was significantly smaller than the net loss of $2,149,250, or $0.23 per share, for the
three-month period ended June 30, 1998.   Net losses for the cumulative period
from February 21, 1991 (date of incorporation) to June 30, 1999 were $32,876,571, or $4.90 per share.

Liquidity and Capital Resources

         The Company's United States government securities available for sale have an aggregate cost of $10,023,100 and a current aggregate market value of $9,971,209 as of June 30, 1999, resulting in a net unrealized loss on securities available for sale of $51,891 which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 4.731% to 6.49%, and maturity dates ranging from July 2, 1999 to September 21, 2000.

         The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD through 2000 if the Company does not reallocate resources to marketing activities related to the actinic keratoses launch. Management is focusing on a limited number of indications to enhance the Company's ability to complete the regulatory process, but full development and testing of all potential indications which are currently under development would require additional funding. See "Financial Condition".

         Any proceeds that DUSA may receive upon the exercise of warrants and/or options which have been registered on the Form S-3 mentioned above will be used for working capital, primarily to advance research and product development activities of its Levulan(R) PDT/PD technology platform, including conducting pre-clinical studies and clinical trials. The Company may receive proceeds of up to $3,810,367.15 from the conversion of these options and warrants. The amount that the Company receives will depend upon the exercise price of the warrants and the options and the extent to which they are exercised. See "General" and "Financial Condition".

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

Year 2000 Compliance

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year.
Any of our computers, computer programs, and administrative equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. While DUSA's relatively new systems have been tested and found to be Year 2000 compliant, DUSA cannot predict whether any of the systems of third-parties with whom we do business do not contain undetected errors or defects associated with the year 2000 date functions that may have a material adverse effect on its business, results of operation or financial condition. If any of DUSA's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions to our operations, including among other things, a temporary inability to process transactions, sending and receiving electronic data with our third-party suppliers, and engaging in similar normal business activities.

         We have not completed the process of obtaining certifications from unrelated third-parties but expect to be complete before the end of 1999. In the event such certifications are not available, we are developing plans to evaluate the potential impact on our operations if such third-parties are unable to perform their obligations. To the extent that such third-parties are materially adversely affected by the year 2000 issue, we could experience disruptions and delays in our operations and in receipt of supplies of our drug or light devices. These events could negatively impact our research and development activities and our revenues of any products which may have been commercialized by that date. DUSA expects to replace any of its own personal computers which are not Year 2000 compliant before the end of the year.

         The Company believes that it is devoting the necessary resources to identify and resolve significant Year 2000 issues. The costs incurred in addressing Year 2000 compliance are not considered at this time to be material and will be expensed as incurred.

Inflation

         Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

Forward-Looking Statements

         The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events. These statements refer to management's expectations of regulatory approval of its drug and light device, the commencement of marketing, the level of support for its research and development program and intentions to start new trials, expectations for additional capital expenditures, the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs, expectations of potential future indications, conversion of options and warrants, and its government securities and the use of any proceeds derived from such conversion, the decline of assets and interest income and increase in operating expenses, the actions of its bulk ALA supplier to resolve GMP deficiencies and timing of the FDA reinspection and approval of the facilities, and the potential adverse effect from Year 2000 computer problems. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing stock market conditions, availability of suitable light sources and drug supplies, clinical results of its trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         The Company holds fixed income U.S. government securities as described above in Item 2 which are subject to interest rate market risks. See "Liquidity and Capital Resources." DUSA does not believe that the risk is material as it makes an effort to match the relatively short-term maturities of these securities with its cash flow needs.

PART II- OTHER INFORMATION

Items 1-3, and 5.

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 10, 1999 included the election of five (5) directors and ratification of the selection of Deloitte and Touche LLP as the independent auditors for the Corporation for 1999;

         (1) The following persons were elected to serve as directors of the Corporation:


                                                                                            Broker
                                                  For         Against      Abstained       non-votes
                                               -------------------------------------------------------
                 D. Geoffrey Shulman             7,640,974      10,127         0               0

                 John H. Abeles                  7,640,974      10,127         0               0

                 James P. Doherty                7,640,974      10,127         0               0

                 Richard C. Lufkin               7,640,974      10,127         0               0

                 Jay Haft                        7,640,974      10,127         0               0

         (2) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 1999 as follows:


                 Votes cast for                         7,625,832

                 Votes cast against                         7,875

                 Abstained                                 17,394

                 Broker non-votes                               0


Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         b) The following Reports on Form 8-K were filed during the quarter:

                 i) Form 8-K dated and filed on June 11, 1999 which reported results for its Phase II multi-center clinical study using Levulan(R) PDT for hair removal; and

                 ii) Form 8-K dated and filed on June 29, 1999 which reported the receipt of notice from the FDA that it has completed the review of DUSA's NDA and stating that the application is approvable.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DUSA PHARMACEUTICALS, INC.



DATE:   August 4,  1999              BY:   /s/D. Geoffrey Shulman
       ----------------                 ----------------------------------------
                                     D. Geoffrey Shulman, MD, FRCPC
                                     President, Chief Executive Officer, and
                                     Chief Financial Officer (Principal
                                     Executive and Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                                     Description
     27            Financial Data Schedule, which is submitted electronically to the
                   Securities and Exchange Commission for information only and not filed.