Form 10-Q
period 1999-09-30
DUSA PHARMACEUTICALS INC
filed 1999-11-08
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

                                 25 Upton Drive
                         Wilmington, Massachusetts 01887
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (978) 657-7500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X            No_____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes____          No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    11,185,300 shares as of November 5, 1999

                                             PART I. - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1999                1998
                                                                                      (UNAUDITED)

ASSETS
CURRENT ASSETS
    Cash (interest bearing)                                                           $  1,475,728        $  1,213,757
  U.S. government securities available for sale, at market
         (cost- $9,560,916 and $5,502,841, respectively)                                 9,518,938           5,508,375
    Accrued interest receivable                                                             47,569              19,529
    Other current assets                                                                   143,569             107,993
                                                                                      ------------        ------------
                                                                                        11,185,804           6,849,654
FIXED ASSETS, NET                                                                          422,180             291,021
DEPOSITS ON EQUIPMENT                                                                                          122,555
                                                                                      ------------        ------------
                                                                                      $ 11,607,984        $  7,140,675
                                                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $    132,878        $    266,737
    Accrued payroll                                                                        368,877             410,164
    Other accrued charges                                                                  240,129              47,628
                                                                                      ------------        ------------
                                                                                           741,884             724,529
                                                                                      ------------        ------------

SHAREHOLDERS' EQUITY
   Capital Stock
      Authorized: 100,000,000 shares of which 40,000,000
                  shares are designated as common stock, no par, and 60,000,000 shares issuable in series or classes
      Issued and outstanding: 11,127,449 and 9,365,950
        shares of common stock, no par; respectively                                    44,976,784          36,828,579
    Deficit accumulated during the development stage                                   (34,068,706)        (30,417,967)
   Net unrealized gain (loss) on U.S. government securities
      available for sale                                                                   (41,978)              5,534
                                                                                      ------------        ------------
                                                                                        10,866,100           6,416,146
                                                                                      ------------        ------------
                                                                                      $ 11,607,984        $  7,140,675
                                                                                      ============        ============

                                                                                      ============        ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------





                                                       THREE MONTHS         THREE MONTHS         NINE MONTHS      NINE MONTHS
                                                          ENDED                ENDED                ENDED            ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,
                                                           1999                 1998                 1999             1998
                                                       (UNAUDITED)          (UNAUDITED)          (UNAUDITED)      (UNAUDITED)
RESEARCH AND DEVELOPMENT COSTS                         $    709,307        $    892,318       $  2,598,989       $  3,673,383
                                                       ------------        ------------       ------------       ------------
OPERATING COSTS
      General and administration                            593,489             321,038          1,409,317          1,329,037
      Depreciation and amortization                          18,905              18,180             55,198             50,568
                                                       ------------        ------------       ------------       ------------
TOTAL OPERATING COSTS                                       612,394             339,218          1,464,515          1,379,605

TOTAL COSTS                                               1,321,701           1,231,536          4,063,504          5,052,988

NON-OPERATING REVENUE
       Interest income                                      129,566             112,122            412,765            407,388
       Gain on foreign currency exchange                         --                  --                 --                 --
       Gain on sale of U.S. government securities                --                  --                 --                 --
       Unrealized loss on U.S. government securities
          available for sale                                     --                  --                 --                 --
                                                       ------------        ------------       ------------       ------------
                                                            129,566             112,122            412,765            407,388
                                                       ------------        ------------       ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                      1,192,135           1,119,414          3,650,739          4,645,600
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                        --                  --                 --                 --
                                                       ------------        ------------       ------------       ------------
NET LOSS                                               $  1,192,135        $  1,119,414       $  3,650,739       $  4,645,600
OTHER COMPREHENSIVE (INCOME) LOSS
       Net unrealized (gain) loss on U.S. government
       securities available for sale                         (9,913)              8,888             47,512             35,627
                                                       ------------        ------------       ------------       ------------
COMPREHENSIVE LOSS                                     $  1,182,222        $  1,128,302       $  3,698,251       $  4,681,227
                                                       ============        ============       ============       ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE            $       0.11        $       0.12       $       0.33       $       0.50
                                                       ============        ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                              10,979,708           9,365,950         10,939,489          9,365,950
                                                       ============        ============       ============       ============

                                                       ============        ============       ============       ============

                                                        CUMULATIVE
                                                        PERIOD FROM
                                                        FEBRUARY 21,
                                                        1991 (DATE OF
                                                      INCORPORATION) TO
                                                        SEPTEMBER 30,
                                                             1999
                                                         (UNAUDITED)
RESEARCH AND DEVELOPMENT COSTS                          $ 29,166,980
                                                        ------------
OPERATING COSTS
      General and administration                          10,819,480
      Depreciation and amortization                          258,740
                                                        ------------
TOTAL OPERATING COSTS                                     11,078,220

TOTAL COSTS                                               40,245,200

NON-OPERATING REVENUE
       Interest income                                     5,826,631
       Gain on foreign currency exchange                      27,204
       Gain on sale of U.S. government securities            322,659
       Unrealized loss on U.S. government securities
          available for sale                                 (62,832)
                                                        ------------
                                                           6,113,662
                                                        ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                      34,131,538
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                    (62,832)
NET LOSS                                                $ 34,068,706
OTHER COMPREHENSIVE (INCOME) LOSS
       Net unrealized (gain) loss on U.S. government
       securities available for sale                          41,978
                                                        ------------
COMPREHENSIVE LOSS                                      $ 34,110,684
                                                        ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $       4.98
                                                        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                6,843,211
                                                        ============

                                                        ============



See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 21,
                                                                                                                  1991 (DATE OF
                                                                          NINE MONTHS          NINE MONTHS        INCORPORATION)
                                                                              ENDED                ENDED               TO
                                                                          SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                                              1999                 1998                1999
                                                                           (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                           $  (3,650,739)       $  (4,645,600)       $ (34,068,706)
          Amortization of premiums and accretion of
                  discounts on U.S. government securities
                  available for sale and investment securities, net            (127,042)             238,164               55,504
          Depreciation and amortization                                          55,198               50,568              258,740
          Loss  on foreign currency exchange                                         --               (2,059)             (27,204)
          Vesting of non-employee options                                        84,000                   --              165,586
          Issue of additional shares and warrants (Note 9)                      152,495                   --              152,495
          Gain on sale of U.S. government securities
                  available for sale                                                 --                   --             (322,659)
          Unrealized loss on U.S. government securities
                  available for sale                                                 --                   --               62,832
          Cumulative effect of change in accounting principle                        --                   --              (62,832)
          Write-off of intangible assets                                             --                   --              307,519
          Compensation expense  resulting from extension of
                  outstanding stock options terms                                    --                   --              557,260
          Changes in other assets and liabilities impacting
                  cash flows from operations:
                  Accrued interest receivable                                   (28,040)              54,360              (47,569)
                  Other current assets                                          (35,576)             (64,873)            (143,569)
                  Accounts payable                                             (133,859)            (379,722)             132,878
                  Accrued payroll and other charges                             151,214              (26,158)             609,006
                  License agreement obligations                                      --                   --              (12,203)
                                                                          -------------        -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                                        (3,532,349)          (4,775,320)         (32,382,922)
                                                                          -------------        -------------        -------------

CASH FLOWS PROVIDED BY (USED IN)
        INVESTING ACTIVITIES
        Purchases of U.S. government securities available for
          sale and investment securities                                    (14,131,033)          (9,025,941)        (129,089,879)
        Proceeds from maturing U.S. government securities
          available for sale and investment securities                       10,200,000           10,250,000           66,020,000
        Proceeds from sale of U.S. government securities
          available for sale                                                         --                   --           53,776,118
        Intangible assets                                                            --                   --             (193,022)
        Purchases of fixed assets                                               (21,023)             (58,187)            (376,110)
        Deposits on equipment                                                  (165,334)                                 (287,889)
        Advances by a former parent                                                  --                   --           (2,867,900)
        Repayment of advances to former parent                                       --                   --            2,867,900
                                                                          -------------        -------------        -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (4,117,390)           1,165,872          (10,150,782)
                                                                          -------------        -------------        -------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------



                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                          FEBRUARY 21,
                                                                                                         1991 (DATE OF
                                                                    NINE MONTHS        NINE MONTHS       INCORPORATION)
                                                                       ENDED              ENDED                TO
                                                                   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1999               1998               1999
                                                                    (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
        Stock offering costs                                      $   (296,983)       $         --        $ (5,345,238)
        Issuance of common stock and underwriters options            8,208,693                  --          51,611,509
        Payment received on note receivable from director                   --                  --              68,047
        Redemption of option held by former parent                          --                  --          (2,250,000)
        Receipt of Section 16(b) common stock profits                       --                  --              17,125
        Payment on license agreement obligations                            --                  --            (119,215)
                                                                  ------------        ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,911,710                   0          43,982,228
                                                                  ------------        ------------        ------------
EFFECT OF EXCHANGE RATES ON CASH                                            --               2,059              27,204
                                                                  ------------        ------------        ------------
NET (DECREASE) INCREASE  IN CASH                                       261,971          (3,607,389)          1,475,728
CASH AT BEGINNING OF PERIOD                                          1,213,757           4,033,267                  --
                                                                  ------------        ------------        ------------
CASH AT END OF PERIOD                                             $  1,475,728        $    425,878        $  1,475,728
                                                                  ============        ============        ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
        Issuance of common stock for
        promissory note from
          former parent                                                                                   $    150,000
                                                                                                          ============
        License agreement obligations incurred in the
          acquisition of an intangible asset                                                              $    131,418
                                                                                                          ============
        Deferred stock offering costs offset against common
          stock                                                                                           $  5,345,238
                                                                                                          ============
        Note receivable from director originating upon
          exercise of options for common stock                                                            $     68,047
                                                                                                          ============
        Issuance of common stock and warrants as
        compensation to placement agent (note 9)                                                          $  1,805,878
                                                                                                          ============
        Interest paid                                                                                     $     12,594
                                                                                                          ============

There were no income tax payments made during the periods.



See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheets as of September 30, 1999, the Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to September 30, 1999, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999, and 1998 and for the period from February 21, 1991, (date of incorporation) to September 30, 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 1999, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.97% to 5.36%, and maturity dates ranging from October 15, 1999 to September 21, 2000.

3. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Certain common stock issuances (2,200,000) were made at prices less than the initial public offering price. Accordingly, the associated shares are included in the calculation of basic net loss per share as if they were outstanding for the entire period. None of the stock options and warrants are included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

4. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As required, the Company adopted SFAS No. 133 in the quarter ended March 31, 1999. The adoption did not have a material effect on the consolidated financial statements.

5. The Company has entered into a series of agreements for research projects and clinical studies. As of September 30, 1999, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $423,360 for the remainder of 1999.

6. On February 25, 1999, the Company entered into a partial termination agreement with Lumenetics, Inc. ("Lumenetics") whereby in light of the employment of the principals of Lumenetics by DUSA, the Company agreed to terminate certain provisions of the Consulting and Development Agreement dated October 14, 1997. Under the new agreement, all stock options previously granted to Lumenetics will remain in force and vest according to the terms of the original agreement.

7. On January 15, 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. The Company received net proceeds of $7,223,740. An additional 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in 163,043 five-year warrants each of which are exercisable into one share of common stock at $5.00 per share. These shares and warrants have been valued at $1,805,878 and have been recorded as stock offering costs.

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

8. Under the terms of the 1996 Omnibus Plan as amended, each person who is a continuing director following the Annual Meeting of Shareholders automatically receives 10,000 non-qualified stock options. Consequently on June 11, 1999 the Company granted a total of 50,000 non-qualified stock options to the directors to purchase the common stock of the Company at $9.69 per share. The exercise price of such options is the closing stock market price on the date of the grant.

9. The Company entered into an Extension of Research Agreement effective April 1, 1999 with PARTEQ Innovations ("PARTEQ"). As partial consideration, the Company granted options to purchase 10,000 shares of common stock of the Company at an exercise price of $9.25 per share. These options have a term of 10 years and vest at a rate of 25% each year over four years on the anniversary dates of the granting of the options. These options have been valued at $84,000 and have been included in the Consolidated Statements of Operations as part of research and development costs. In addition to the options, the Company agreed to provide to PARTEQ cash funding support in the amount of CDN$79,000, CDN$50,000 of which was paid on June 25, 1999 and the balance of which is due on April 1, 2000.

10. During the three months ended September 30, 1999, 111,064 warrants and options were exercised at prices ranging from US$5.00 to US$7.70 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1998 and for the three and nine-month periods ended September 30, 1999, and September 30, 1998, respectively. DUSA Pharmaceuticals, Inc. is a development stage pharmaceutical company engaged primarily in the research and development of a light sensitive drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of human disorders. The trademark for DUSA's brand of ALA is Levulan(R). When Levulan(R) is used and followed by exposure to light to produce a therapeutic effect the technology is called photodynamic therapy or PDT. When Levulan(R) is used and followed by exposure to light to detect medical conditions the technology is called photodetection or PD. Recently, the Company received letters of "approvability" from the United States Food and Drug Administration for its first Levulan(R) New Drug Application ("NDA") and Pre-Market Approval ("PMA") application for the clinical version of its first light device product, the BLU-U(TM), which will be used to treat actinic keratoses (pre-cancerous skin lesions) ("AKs") of the face and scalp. However, because the commercial light unit DUSA intends to market is a modified version of the unit used in the clinical studies, DUSA intends to file an amendment to the PMA covering these modifications during the fourth quarter of this year. DUSA expects that the amendment will be approved in the normal course of the FDA's review process. Final approval of the NDA and the PMA will be required in order to market the drug and light products together.

          The FDA approvable letter states that final approval of the NDA is dependent upon DUSA's submission of revised labeling for the product that must be approved by the FDA. In addition, all of DUSA's third-party manufacturers must meet FDA's "good manufacturing practices" (GMP) regulations prior to receipt of marketing approval from the FDA. During the quarter, DUSA learned that the agency reinspected the third-party manufacturer of bulk drug and on November 4, 1999, was informed that the agency has now determined that the facilities are acceptable. The Company has submitted revised labeling to the FDA and is awaiting a response to the

Company's revisions. On November 5, 1999, the Company presented its NDA and PMA data to an FDA panel of experts of the Dermatologic and Ophthalmic Drugs Advisory Committee. As the FDA had already designated DUSA's NDA as approvable, the agency did not ask the panel to vote on this issue. Rather, the panel made a number of suggestions with respect to labeling and post-marketing studies which the agency will likely consider.

Financial Condition

     DUSA's total assets were $11,607,984 as of September 30, 1999 compared to $7,140,675 as of December 31, 1998. Of these amounts, DUSA held cash and United States government securities at a fair market value of $10,994,666 as of September 30, 1999, as compared to $6,722,132 as of December 31, 1998. The increases are the direct result of the completion of a private placement of the Company's shares completed in January, 1999 which raised net proceeds of $7,223,740 (see Note 7 to the Notes to Consolidated Financial Statement). Management expects that assets will decline until the Company successfully makes the transition to profitability after approval and launch of its first product, or concludes and receives funds as part of a corporate alliance and/or from other financing activities. As of September 30, 1999, the Company had outstanding current liabilities of $741,884 as compared to $724,529 as of December 31, 1998. As of September 30, 1999, the Company had an accumulated deficit of $34,068,706. Since its inception the Company has had no long-term debt.

     The profitability of the Company is dependent upon receipt of final marketing approval of Levulan(R) PDT for AKs by the FDA and the ability of the Company to develop a market for its products. As stated above, DUSA is working towards NDA approval of its first product. However, the Company cannot be sure that a successful market will develop for its new technology. The Company is conducting serious negotiations concerning potential collaborative licensing arrangements with pharmaceutical companies with marketing, sales and distribution capability to promote its products.

     As planned, the Company has made capital expenditures in preparation for the manufacture and commercialization of its KERASTICK(TM) and BLU-U(TM) which total $287,889 as of september 30, 1999. The Company expects to make additional capital expenditures, including leasehold improvements, of approximately $200,000 for the balance of year ending december 31, 1999.

     At this time, DUSA's research and development program includes Levulan(R) photodynamiC therapy and photodetection for several medical uses, including:

         -      actinic keratoses        -    hair removal
         -      bladder cancer           -    endometrial ablation
         -      acne                     -    cancer or dysplasia of the cervix

A variety of other conditions, such as restinosis, as recently reported, may also be candidates for future development.

         DUSA'S Levulan(R) PDT research and development program continued at modest levels of support during the quarter while the Company focuses its resources on manufacturing scale-up marketing, and issues relating to obtaining final FDA approval of its initial product. In early October, 1999, the Company initiated a Phase II trial for the treatment of facial acne with Levulan(R) PDT using blue light. Also, the Company's management is considering new protocols for Phase II clinical trials for the bladder cancer detection indication. Investigator studies relating to endometrial ablation and dysplasia of the cervix are also continuing. However, substantial research and testing will be required in order to develop these indications into commercial products.

         Funding of additional bladder cancer detection, acne treatment and hair removal studies and other potential indications beyond the Company's current commitments will be carefully controlled until a dermatology license agreement or other financing is completed in order for the Company to maintain its operations and prepare for commercialization of its initial products, namely the Levulan(R) Kerastick(TM) brand applicator and the BLU-U(TM) brand light device. Full development and testing of all potential indications which are currently under development would require additional funding. The timing of future expenditures will be dependent on various factors, including receipt of final approval for marketing of Levulan(R) PDT for AK, progress on the Company's other research and development programs, the results of preclinical and clinical trials, the timing of regulatory marketing approvals, competitive developments, payments under any collaborative arrangements, if any, entered into by the Company and the availability of alternate financing. While the FDA letter of approvability for Levulan(R) PDT in the treatment of AKs moves the Company closer to product launch, there can be no guarantee that DUSA's current resources will be sufficient to enable the Company to obtain final regulatory marketing approval. Nor can the Company assure that it has sufficient funds to market any product for any indications currently under development. Therefore, it is difficult to predict the timing or magnitude of the revenues from the marketing of the Company's product or whether any such revenues will be realized.

         If sufficient funds are available, the Company may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand the Company's business. The Company is actively seeking relationships with pharmaceutical or other suitable organizations to market the Company's products and technologies, and/or to provide funding for research projects.

Results of Operations

         The Company has had no sales to date. Interest income, earned primarily on United States government securities, increased slightly to $129,566 for the three-month period ended September 30, 1999, as compared to $112,122 for the three-month period ended September 30, 1998. Interest income will decrease as funds are utilized to support DUSA's research and development efforts and scale-up for commercialization including a build-up of inventory of Kerastick(TM) and BLU-U(TM) to prepare for launch subsequent to approval. This trend is expected to continue throughout the Company's development stage, unless the Company raises funds by concluding a strategic alliance or other financing activities. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1999 was $5,826,631.

         Research and development costs for the three-month period ended September 30, 1999 decreased to $709,307 from $892,318 for the comparable three-month period ended September 30, 1998 as the Company continues to conserve its funds while it awaits FDA approval. Should the Company conclude a corporate alliance or other financing activity, it intends to accelerate research and development funding.

         Operating expenses increased significantly during the quarter to $612,394 for the three-month period ended September 30, 1999, from $339,218 for the three-month period ended September 30, 1998. The increase is due to the addition of expenses related to DUSA's Massachusetts office and costs related to strategic alliance negotiations. Operating expenses are expected to continue to increase as the Company scales up the manufacturing for the commercial production of Levulan(R), hires additional personnel, including executive and director level personnel, and begins to build inventory in anticipation of FDA approval.

         As a result of the Company's on-going efforts to control research and development spending during the FDA approval process, the Company incurred a net loss of $1,192,135, or $0.11 per share, for the three-month period ended September 30, 1999, as compared to a net loss of $1,119,414, or $0.12 per share, for the three-month period ended September 30, 1998. Net losses for the cumulative period from February 21, 1991 (date of incorporation) to September 30, 1999 were $34,068,706, or $4.98 per share.

Liquidity and Capital Resources

         The Company's United States government securities available for sale have an aggregate cost of $9,560,916 and a current aggregate market value of $9,518,938 as of September 30, 1999, resulting in a net unrealized loss on securities available for sale of $41,978 which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. As of September 30, 1999, the Company's securities had interest rates and yields ranging from 4.97% to 5.36%, and maturity dates ranging from October 15, 1999 to September 21, 2000.

         During the quarter DUSA received $602,000 upon the exercise of warrants and/or options which have been registered on a Form S-3 which became effective June 18, 1999. (See Note 7 to the Notes to the Consolidated Financial Statements). The funds will be used for working capital. The Company may receive proceeds of up to an additional $3,208,367.15 from the conversion of the remaining options and warrants. The amount that the Company receives will depend upon the exercise price of the warrants and the options and the extent to which they are exercised.

         The Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD through 2000 if the Company does not reallocate resources to marketing activities related to the AK launch. Management has controlled research and development spending in 1999 to enhance the Company's ability to complete the regulatory process. Full development and testing of any potential indications which are currently under development would require additional funding. See "Financial Condition". The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis.

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

Year 2000 Compliance

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of our computers, computer programs, and administrative equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. While DUSA's relatively new systems have been tested and found to be Year 2000 compliant, DUSA cannot predict whether any of the systems of third-parties with whom we do business do not contain undetected errors or defects associated with the Year 2000 date functions that may have a material adverse effect on its business, results of operation or financial condition. If any of DUSA's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions to our operations, including among other things, a temporary inability to process transactions, sending and receiving electronic data with our third-party suppliers, and engaging in similar normal business activities. DUSA believes that it has replaced its own personal computers and servers which were not Year 2000 compliant.

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

Forward-Looking Statements

         The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 which represent the Company's expectations or beliefs concerning future events. These statements refer to management's expectations of regulatory approval of its drug and commercial light device after a PMA amendment is filed and final labeling is approved, the commencement of marketing and transition to profitability, conclusion of and funding from a corporate alliance or financing activity, the level of support for its research and development program, expectations for additional capital expenditures, the sufficiency of the Company's cash flow and assets for the Company's future liquidity and capital resource needs, expectations of potential future indications, conversion of options and warrants, and the use of any proceeds derived from such conversion, the decline of assets and interest income and increase in operating expenses, and the potential adverse effect from Year 2000 computer problems. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing stock market conditions, availability of suitable light sources and drug supplies, results of its clinical trials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, and uncertainties of concluding negotiations with corporate alliance partners, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors identified in DUSA's filings with the SEC from time to time.

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

         b)       There were no Reports on Form 8-K filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DUSA PHARMACEUTICALS, INC.


                                            BY:  /s/ D. GEOFFREY SHULMAN
                                            GEOFFREY SHULMAN, MD, FRCPC
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            AND CHIEF FINANCIAL OFFICER
Dated: November 8, 1999