Form 10-K
period 1999-12-31
DUSA PHARMACEUTICALS INC
filed 2000-03-03
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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


                         Commission File Number: 0-19777
       Registrant's telephone number, including area code: (978) 657-7500
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock
     --------------------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of February 29, 2000 was $429,542,072.60.

     The number of shares of common stock outstanding of the Registrant as of February 29, 2000 was 12,008,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document incorporated by reference to this Report is:

     (1)   NONE

                                     PART I

     This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we,"and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA's industry, management's beliefs and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on page 23, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

GENERAL

     We are a pharmaceutical company developing drugs in combination with light devices to treat or detect a variety of conditions in processes known as photodynamic therapy or photodetection. We are engaged primarily in the research and development of our first drug, the Levulan(R) brand of aminolevulinic acid HCl, or ALA, with light, for use in a broad range of medical conditions. When we use Levulan(R) and follow it with exposure to light to treat a medical condition, it is known as Levulan(R) photodynamic therapy or Levulan(R) PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions it is known as Levulan(R) photodetection or Levulan(R) PD.

     On December 3, 1999, the United States Food and Drug Administration approved our New Drug Application, called an NDA, to market our first product, the Levulan(R) Kerastick(TM) 20% Topical Solution with PDT for the treatment of actinic keratoses, or AKs, of the face and scalp. AKs are precancerous skin lesions caused by chronic sun exposure. AKs can develop over time into a form of skin cancer called squamous cell carcinoma. We also received approval of our pre-market approval application, or PMA, of the clinical trial version of our first light device product, called the BLU-U(TM). The commercial version of the BLU-U(TM) which we intend to market is a modified version of the unit used in the clinical studies. We are in the process of preparing a supplement to the PMA covering these modifications, and intend to file it with the FDA during the first quarter of 2000.

     In November, 1999, we signed a marketing, development and supply agreement with Schering AG, a German corporation, for dermatology products. We granted to Schering AG the right to promote, market, sell, and distribute our Levulan(R) Kerastick(TM) with PDT for AKs of the face and scalp on a worldwide basis (with the exception of Canada). Schering AG will also promote the BLU-U(TM); however, we are responsible for leasing or selling the units, as well as for repairs and maintenance. Schering AG, and its United States affiliate, Berlex Laboratories, Inc., have advised us that Berlex plans to launch Levulan(R) PDT for AKs in the United States during the second quarter of 2000, subject to approval of the PMA supplement for the BLU-U(TM). We also intend to co-develop and commercialize additional Levulan(R) products for other dermatology disorders. Under the agreement, Schering AG has the exclusive right to market, promote, sell and distribute the products which are developed in the co-development program. Schering AG has agreed to fund two-thirds of the co-development program, up to a total of $3.0 million per year, through 2001. The parties may agree to continue to fund the co-development program beyond this date. Under the terms of the agreement, we have received $15 million, including $8.75 million in cash milestone payments and $6.25 million for which a Schering AG affiliate received 340,458 shares of our common stock. Schering AG is obligated to pay $8 million for future research and development support to be used at our discretion and an additional milestone payment of $7 million within 30 days after the first commercial sale of the Levulan(R) Kerastick(TM), provided that the FDA has approved the commercial model of the BLU-U(TM). See "Business -- Strategic Partners" below.

     We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In addition to the Levulan(R) trademark, we also have published trademark applications for our drug applicator, the Kerastick(TM) and one of our light devices, the BLU-U(TM).

     We have submitted Levulan(R) PDT development proposals to Schering AG for acne, photodamaged skin, warts, hair removal and onychomycosis, more commonly known as nail fungus. Together, we expect to finalize the development program for 2000 to include several of these conditions and to begin new clinical trials shortly. Also during this year, we expect to begin a new Phase I/II clinical trial using Levulan(R) for the detection of bladder cancer. We are also currently supporting independent investigator trials to advance clinical programs such as the use of Levulan(R) PDT to prevent restenosis, a narrowing of blood vessels following balloon angioplasty; to treat dysfunctional uterine bleeding; and to detect and/or treat precancer of the cervix, known as CIN. We may also consider supporting other independent investigator clinical trials this year to advance clinical programs such as use of Levulan(R) PDT to treat Barrett's esophagus, a potentially precancerous condition of the throat.

     On February 23, 2000, we signed a definitive agreement with ten mutual funds or collective trust funds advised by INVESCO Funds Group, Inc. for a private placement of 1,500,000 shares of our common stock. The purchase price is $28.50 per share. The closing is scheduled to occur promptly after the declaration by the SEC that a registration statement covering the shares is effective. If the shares are not registered by 105 days following the filing of the registration statement, the funds have the right to terminate the agreement. We agreed to pay at closing a commission of 4.5% on the gross proceeds plus a non-accountable expense allowance of $25,000 to the placement agent. See "Management's Discussion and Analysis Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We were incorporated on February 21, 1991, under to the laws of the State of New Jersey. Our principal executive offices are currently located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500). On March 3, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary located in Valhalla, New York, to coordinate our research and development efforts. We have financed our development stage operations primarily from sales of securities in public offerings, and in private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, (the "Act"). In January 1999, the Company completed a private placement under Regulation D of the Act and raised $7.5 million in gross proceeds. See "Management's Discussion and Analysis of Financial Condition -- Overview; -- Results of Operations; and -- Liquidity and Capital Resources" below.

BUSINESS STRATEGY

     The following are the key elements of our strategy:

     - Successfully Launch our First Product. We are working with our dermatology marketing partner, Schering AG, to begin selling, in the United States, our first PDT system, the Levulan(R) Kerastick(TM) 20% Topical Solution with our BLU-U(TM) for the treatment of AKs of the face and scalp.

     - Leveraging our Levulan(R) PDT/PD Platform to Develop Additional Products. In dermatology, we intend, together with Schering AG, to co-develop and commercialize additional Levulan(R) products for other skin conditions. Outside dermatology, we intend to develop new drug formulations and light devices to target large markets with unmet medical needs, such as bladder cancer detection, prevention of restenosis and the detection and/or treatment of a number of gynecological conditions.

     - Enter into Additional Strategic Alliances. When we believe that the development program for a non-dermatology indication may be beyond our own resources or may be advanced to market more rapidly with the use of resources of a corporate partner, we may seek opportunities to license, market or co-promote our products.

     - Use the Results of Independent Researchers to Identify New Applications. We will continue to support independent investigators' research so that we have the benefit of human data when we evaluate potential indications for corporate development. We will also continue to monitor independent research in order to identify potential new indications.

     - Consider the Addition of Complimentary Products. We intend to evaluate and pursue licensing and acquisition opportunities for complementary products which may include drugs, devices, technologies or related businesses.

PDT/PD OVERVIEW

     In general, both photodynamic therapy and photodetection are two-step processes:

     - The first step is the application of a drug known as a "photosensitizer," which collects in specific cells.

     - The second step is activation of the photosensitizer by controlled exposure to a selective light source.

     During this process, energy from the light activates the photosensitizer. In PDT, the activated photosensitizer transfers energy to oxygen molecules found in cells, converting the oxygen into a highly energized form known as "singlet oxygen", which destroys or alters the sensitized cells. In PD, the activated photosensitizer emits energy in the form of light, making the sensitized cells fluoresce, or "glow".

     The longer the wavelength of visible light, the deeper into tissue it penetrates. Different wavelengths, or colors, of light, including red and blue light, may be used to activate photosensitizers. The selection of the appropriate color of light for a given indication is primarily based on two criteria:

     - the desired depth of penetration of the light into the target tissue, and

     -   the efficiency of the light in activating the photosensitizer.

     Blue light does not penetrate deeply into tissues and is better suited for treating superficial lesions. It is generally a potent activator of photosensitizers. Red light penetrates more deeply into the skin. Therefore, it is better suited for treating cancers and deeper tissues, but it is generally not as strong an activator of photosensitizers. Different photosensitizers do not absorb all colors of visible light in the same manner. For any given photosensitizer, some colors are more strongly absorbed than others.

     Another consideration in selecting a light source is the location of the target tissue. Lesions on the skin which are easily accessible can generally be treated with a non-laser light source. Internal indications, which are often more difficult to access, may require a laser in order to focus the light into a small fiber optic delivery system which may be passed through an endoscope or into a hollow organ.

     PDT can be a highly selective treatment that targets specific tissue while minimizing damage to normal surrounding tissue. It allows for a multiple course of therapy. The photosensitizer and the light separately have no PDT/PD effect. The most common side effect of photosensitizers that are taken systemically is temporary skin sensitivity to bright light. Patients undergoing PDT and PD treatments are usually advised to avoid direct sunlight and/or to wear protective clothing during this period. Patients' indoor activities are unrestricted except that they are told to avoid bright lights. The degree of selectivity and period of skin photosensitivity varies among different photosensitizers and is also related to the drug dose given.

OUR LEVULAN(R) PDT/PD PLATFORM

     OUR LEVULAN(R) BRAND OF ALA

     We have a unique approach to PDT and PD, using the human cell's own natural processes. Levulan(R) PDT takes advantage of the fact that ALA is the first product in a natural biosynthetic pathway present in virtually all living human cells. In normal cells, the production of ALA is tightly regulated through a feedback inhibition process. In our PDT/PD system, excess ALA, as Levulan(R) is added from outside the cell, bypassing the normal feedback inhibition. The ALA is then converted through a number of steps into a potent natural photosensitizer named protoporphyrin IX, or PpIX. This is the compound that is activated by light during Levulan(R) PDT/PD, especially in fast growing cells. Any PpIX that remains after treatment is eliminated naturally by the same enzyme pathway.

     We believe that Levulan(R) is unique among PDT/PD agents. It has the following features:

     - Naturally Occurring. ALA is a naturally occurring substance found in virtually all human cells.

     - Small Molecule. Levulan(R) is a small molecule that is easily absorbed whether delivered topically, orally, or intravenously.

     - Highly Selective. Levulan(R) is not itself a photosensitizer, but is a pro-drug that is converted through a cell-based process into the photosensitizer PpIX. The combination of topical application, tissue specific uptake and conversion into PpIX and targeted light delivery make this a highly selective process. Therefore, we can achieve clinical effects in targeted tissue with minimal effects to normal surrounding and underlying tissue.

     - Controlled Activation. Levulan(R) has no PDT effect without exposure to light at specific wavelengths, so the therapy is easily controlled.

Scientists believe that the accumulation of PpIX following the application of Levulan(R) is more pronounced in:

     - rapidly growing diseased tissues, such as precancerous and cancerous lesions,

     - conditions characterized by rapidly proliferating inflammatory cells, such as acne and psoriasis, and

     - in certain normally fast-growing tissues, such as hair follicles and the lining of the uterus.

     OUR KERASTICK(TM) BRAND APPLICATOR

     We designed our proprietary Kerastick(TM) specifically for use with Levulan(R). It is a single-use, disposable applicator which allows for the rapid preparation and uniform application of Levulan(R) topical solution in standardized doses. The Kerastick(TM) has two separate glass ampules, one containing Levulan(R) powder and one containing a liquid vehicle, enclosed within a plastic tube and an outer cardboard sleeve. There is a filter and a metered dosing tip at one end. Prior to application, the doctor or nurse crushes and shakes the Kerastick(TM) according to directions to mix the contents into a solution. The Kerastick(TM) tip is then dabbed on to the individual AK lesions, releasing a predetermined amount of Levulan(R) 20% solution.

     OUR LIGHT SOURCES

     Customized light sources are critical to successful Levulan(R) PDT/PD because the effectiveness of Levulan(R) therapy depends on delivering light at the appropriate wavelengths and intensities. We intend to continue to develop integrated drug and light device systems, in which the light sources:

     -   are compact and tailored to fit specific medical needs;
     -   are pre-programmed and easy to use; and
     -   provide cost-effective therapy.

     Our proprietary BLU-U(TM) is a fluorescent light source that can treat the entire face or scalp at one time which has been specifically designed for use with Levulan(R). The light source is compact and easily portable. It can be used in a physician's office, requires minimal floor space, and plugs into a standard electrical outlet. The BLU-U(TM) also incorporates a proprietary regulator that controls the optical power of the light source to within specified limits. It has a simple control panel consisting of an on-off key switch and digital timer which turns off the light automatically at the end of the treatment.

     We are using non-laser light sources whenever feasible because, compared to lasers, they are:

     -   safer;
     -   simpler to use;

     -   more reliable; and
     -   far less expensive.

     For treatment of AKs, our BLU-U(TM) uses blue light which penetrates superficial skin lesions and is a potent activator of PpIX. Longer red wavelengths penetrate more deeply into tissue but are not as potent activators of PpIX. Therefore, for treatment of superficial lesions of the skin, such as AKs and acne, we are using relatively low intensity, non-laser blue light sources, which are designed to treat large areas, such as the entire face or body. For destruction of hair follicles or treatment of diseases which have lesions which may penetrate several millimeters into the skin or other tissue, e.g. for most forms of cancer, high-powered red light is preferable. We have United States and foreign patents and patent applications pending which relate to devices and methods of using light devices for use in Levulan(R) PDT and PD. See "Business -- Patents and Trademarks" below.

     We also have an agreement with Richard Wolf Medical Instruments Corp. for the supply of proprietary non-laser light sources and cystoscopes to be used in our clinical trial for bladder cancer detection. The Wolf light device was utilized by the investigators in our Phase I/II clinical trial for bladder cancer detection. See "Business -- Supply Partners" below.

     Our Levulan(R) PDT/PD research and development team has experience in the development and regulatory approval process of both drugs and devices for use in clinical PDT/PD.

OUR PRODUCTS

     The following table outlines our products and product candidates. Our research and development expenses for the last three years were $4,194,532 in 1999, $4,502,391 in 1998 and $6,252,830 in 1997.

-------------------------------------------------------------------------------------------------------------------------------
PRODUCT/INDICATION                                                               REGULATORY STATUS          MARKETING RIGHTS(1)


DERMATOLOGY

Levulan(R) Kerastick(TM) and BLU-U(TM) for PDT of AKs                   Approved; Phase IV - Planned           Schering AG

Levulan(R) PDT for Acne                                                             Phase I/II(2)              Schering AG

Levulan(R) PDT for Facial Photodamaged Skin                                   Phase I/II - Proposed(2)         Schering AG

Levulan(R) PDT for Recalcitrant Wart Removal                                  Phase I/II - Proposed(2)         Schering AG

Levulan(R) PDT for Onychomycosis (Nail Fungus)                                Phase I/II - Proposed(2)         Schering AG

Levulan(R) PDT for Hair Removal                                               Phase I/II - Proposed(2)         Schering AG

Levulan(R) PDT for Psoriasis                                                    Investigator Study             Schering AG

Levulan(R) PDT for Cutaneous T-Cell Lymphoma                                    Investigator Study             Schering AG

OTHER INDICATIONS

Levulan(R) for Bladder Cancer Detection                                             Phase I/II                     DUSA

Levulan(R) PDT for Prevention of Restenosis                                     Investigator Study                 DUSA

Levulan(R) PDT for Barrett's Esophagus                                          Investigator Study                 DUSA

Levulan(R) PDT for Dysfunctional Uterine Bleeding                               Investigator Study                 DUSA

Levulan(R) PDT/PD for Cervical Intraepitheleal Neoplasia                        Investigator Study                 DUSA
-------------------------------------------------------------------------------------------------------------------------------

          (1) Draxis Health, Inc., our former parent, holds a license to PARTEQ's ALA patents for Canada.

          (2) Under consideration for co-development with Schering AG.

DERMATOLOGY INDICATIONS

     Actinic Keratoses (AKs). AKs are superficial precancerous skin lesions usually appearing as rough, scaly patches of skin with some underlying redness. The current preferred methods of treating AKs are cryotherapy, or the freezing of skin, using liquid nitrogen, and 5-flourouracil cream, or 5-FU. Although both methods can be effective, each has limitations and can result in significant side effects. Cryotherapy is non-selective, is usually painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving white spots. In addition, because there is no standardized treatment protocol, results are not uniform. 5-FU can be highly irritating and requires twice-a-day application by the patient for approximately two to four weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment an additional one to two weeks of healing is required.

     Our approved treatment method involves applying Levulan(R) 20% topical solution using the Kerastick(TM) to the AK lesions, followed 14-18 hours later with exposure to our BLU-U(TM) for approximately 17 minutes. In 1998, we completed two identical Phase III trials to test the safety and efficacy of our therapy. Over 240 patients were treated at a total of 16 sites across the U.S. Each patient had at least four and not more than 15 AKs. We treated patients in the control group with solution without the active drug. The results showed clearing (no visual or palpable evidence of the AK) in 83% of the AK lesions after one treatment with Levulan(R). We repeated treatment of any remaining AK lesions after eight weeks. At 12 weeks, after one or two treatments, 91% of lesions had cleared as compared to 25% of the lesions in the control group. The only adverse medical effect of our treatment was a stinging/burning sensation of the AK lesions during exposure to our BLU-U(TM). This discomfort subsided shortly after the light treatment ended. During the next several years, we plan to carry out two Phase IV trials as required by the FDA; one to evaluate the long-term effects of our therapy, and the second to test for allergic skin reactions to our therapy.

     Acne. Acne is a common skin condition caused by the blockage and/or inflammation of sebaceous (oil) glands. In our ongoing clinical trials, we are targeting patients with mild to moderate facial inflammatory acne. Traditional treatments for this form of acne include over-the-counter topical medications for mild cases, and prescription topical medications or oral antibiotics for mild to moderate cases. An oral retinoid drug called Accutane(R)(1) is the treatment of choice for cystic acne and can be used for mod erate to severe inflammatory acne. Over-the-counter treatments are often not effective and can result in side effects, including drying, flaking and redness. Prescription antibiotics lead to improvement in many cases, but patients must often take them on a long-term basis. Accutane(R) can have a variety of side effects, from dryness of the lips and joint pains, to birth defects, elevated levels of triglycerides, and liver enzymes. With Levulan(R) PDT therapy for acne, we are seeking to improve or clear patients' acne without the need for long-term oral therapy, and with fewer side effects than current therapies.


     Based on pre-existing knowledge about ALA activity in sebaceous glands, we carried out a small study in acne patients in 1994. The preliminary results showed specific localization and conversion of Levulan(R) to PpIX in the acne lesions, which suggested that we may be able to treat acne with Levulan(R) PDT. In 1995, we sponsored a Phase I/II human clinical trial which confirmed the selective accumulation of PpIX in acne lesions after application of Levulan(R) in a small number of patients. As a next step, we conducted a Phase I/II dose-ranging clinical trial using topical Levulan(R) and a proprietary non-laser red light. We designed the study primarily to test safety and to help guide the design of Phase II clinical trials. The clinical response was encouraging. Patients tolerated the treatments well, and no adverse events were reported. In October 1999, we began a new Phase I/II

--------------------------
   (1) Accutane(R) is a registered trademark of Hoffman La-Roche.

clinical trial designed to test the safety and efficacy of repeated doses of Levulan(R) 20% topical solution followed by light exposure using the BLU-U(TM).

     Facial Photodamaged Skin. Photodamaged skin, which is skin damaged by the sun, occurs primarily in fair-skinned individuals after many years of sun exposure. Signs of photodamaged skin include roughness, wrinkles and brown spots. AKs also tend to occur in areas of photodamaged skin. There are numerous consumer cosmetic and herbal products which claim to lessen or relieve the symptoms of photodamaged skin. In most cases, there is little scientific data to support these claims. The FDA has approved only one prescription drug to treat this common skin condition, Renova(R)(2). Patients generally use the product for between six and 24 weeks before improvement may be seen.

     As part of our AK clinical trials, we conducted a Phase II safety and efficacy study, testing 64 patients with three to seven AK lesions of the face or scalp within an area of photodamaged skin. The physician investigators applied Levulan(R) 20% solution over the entire area including the photodamaged skin. After 14-18 hours, the patients were treated with blue light at differing light doses. Investigators noticed marked improvement in the roughness of skin and some degree of improvement of wrinkles and brown spots in two-thirds of the patients. However, ten of the 64 patients found that the burning and stinging of the PDT therapy was too uncomfortable and as a result the treatment was either terminated early or the light power was reduced. No one reported a serious treatment-related adverse event. Based upon these results, we have proposed two studies on the treatment of photodamaged skin to Schering AG for this year's development program.

     Recalcitrant Hand and Foot Warts. Warts, which are characterized by abnormal epidermal skin cell growth, are a common skin condition caused by the human papilloma virus (HPV). Warts are usually treated first with over-the-counter salicylic acid preparations. Often, these treatments are successful. However, in cases where the warts do not clear, patients normally consult a physician. The physician's next line of therapy is usually cryotherapy with liquid nitrogen which is applied by the doctor for anywhere from weeks to months to years in rare cases. This treatment is painful and can occasionally leave scars. Some dermatologists use lasers to treat warts, although this process can also take many treatments with no guarantee of success. Often, the warts still persist despite all attempts at treatment and we refer to them as recalcitrant warts.

     In an independent Danish randomized clinical trial using ALA PDT on 30 patients with 250 warts, the investigator reported, in 1999, that one of the treatment groups showed a 70% elimination of recalcitrant warts through a 12 month period. Based on these results, we have proposed to Schering AG that we include development of Levulan(R) PDT for warts in the dermatology co-development program.

     Onychomycosis. This condition is more commonly known as nail fungus. Current topical therapies are only effective in a small percentage of patients. Oral prescription medications are more effective but must be taken over 12 weeks or more, and pose risks of systemic side effects such as liver disease and adverse interactions with other medications. In an unpublished investigator study, 12 patients received a single treatment of Levulan(R) to their infected nail, which was then exposed to a non-laser red light source. Three patients showed a complete response to the Levulan(R) PDT. They lost their nail after one week and regrew a new nail which was free of nail fungus. Based on this investigator study, DUSA and Schering AG are considering co-development of a therapy for this indication.

            Hair Removal. Unwanted hair is a common problem that is experienced by both men and women of all races and skin colors. Currently, permanent hair removal involves procedures using electrolysis

----------------------------
      (2) Renova(R) is a registered trademark of Johnson & Johnson.

or lasers. Electrolysis requires insertion of an electrified needle into each hair follicle. It requires numerous treatments over extended periods of time that can have varying degrees of success. Laser treatments do not require a needle but, instead, heat the hairs by absorption of laser light energy. Laser treatments work best for individuals with light skin and dark hair, but usually they do not work as well for individuals with darker skin tones.

     We believe that due to the selective properties of Levulan(R) PDT for targeting rapidly growing cells, such as hair follicle cells, we may be able to achieve biologically targeted permanent hair removal without the need for heating or burning the individual hairs. In an independent pilot study performed by researchers from Massachusetts General Hospital-Harvard Medical School using a Levulan(R) formulation that we supplied and a laser light source, researchers achieved hair removal in 12 subjects who were followed for up to six months. In June 1999, we announced the results of our first Phase I/II clinical study examining the ability of Levulan(R) PDT to permanently remove human hair. Thirty patients were enrolled in this study at three clinical trial sites in the United States. Investigators counted the hairs on a portion of each patient's upper leg (thigh region) to establish a baseline. These areas were then treated with Levulan(R) 20% topical solution. Patients then received a dose of light from a non-laser red light source which we developed, or a dose of red laser light. The patient's other thigh received only placebo treatment. Patients were followed for six months after the single Levulan(R) PDT treatment. The study results showed that when the non-laser light source was used, patients who received the highest intensity and duration of light showed a reduction in hair count from the baseline of approximately 10-15% as compared with that seen in the non-treated control site. Levulan(R) plus laser light delivered at high doses showed the best result, a 20-24% reduction in hair count as compared with control sites. Because only 25-28% of the hairs on the thigh are actively growing at any one time, it appears that Levulan(R) with non-laser light was able to affect a significant portion of the actively growing hair and Levulan(R) with laser light appeared to affect essentially all of the actively growing hair. A majority of patients treated with each type of light source experienced mild to moderate burning and stinging during light exposure. Hyperpigmentation or freckling of the skin was also observed in the majority of patients treated using this protocol. In some cases the freckling remained throughout the 6 month follow-up. Therefore, we have proposed a new protocol to Schering AG seeking to reduce the freckling and increase the amount of hair removed.

OTHER INDICATIONS

     Bladder Cancer Detection. According to the American Cancer Society, there will be more than 50,000 new cases of bladder cancer diagnosed this year in the United States. Bladder cancer is most often treated by surgical removal of the tumor, but in many of these cases tumors recur within two to three years. Doctors screen high-risk patients regularly for bladder cancer, because of the risk of recurrence. One of the standard methods for bladder cancer detection involves using a cystoscope to view the bladder with white light.

     We believe that Levulan(R) PD for bladder cancer may complement current white light cystoscopy methods, giving urologists an additional tool to help detect bladder cancer. Two independent European studies of bladder cancer in 82 patients showed the selective accumulation of PpIX in human bladder tumors and precancerous lesions following ALA application. These tumors and lesions showed fluorescence when exposed to certain wavelengths of light, allowing the identification of malignant and precancerous lesions, including lesions which were missed by routine visual examination using white light. Based upon this early clinical data, we decided to undertake our own Phase I/II multi-center clinical trial for enhancement of bladder cancer detection using Levulan(R) PD and an endoscope light source provided by Richard Wolf Medical Instruments Corp.

     The study was completed in December 1999. Based on preliminary analysis of the data, we found a total of 109 cancers in 73 patients. Levulan(R) plus blue light detected 12 cancers which were not identified by any other method. In this study, areas which appeared normal under white light were also biopsied by the investigator (random biopsy method). An additional 15 cancers were detected using this random biopsy method, only one of which was also detected using blue light and Levulan(R). There were no significant side effects reported attributable to the Levulan(R) PD procedure. These results suggest that for optimal detection of bladder cancer, it appears that Levulan(R) and blue light should be used together with white light cystoscopy and random biopsy. However, biopsies are not normally carried out during office-based cystoscopies due to the increased risks of this procedure. We believe, based upon a review of the clinical trial data with a panel of urology experts, that there may be an opportunity to develop Levulan(R) PD as an adjunct to white light cystoscopies for office-based surveillance procedures. We are currently planning the design of clinical trials with the goal of optimizing this technique. We intend to begin new trials during late 2000.

     Prevention of Restenosis Following Balloon Angioplasty. Restenosis is the re-narrowing of an artery after balloon angioplasty due to the rapid growth of smooth muscle cells at the site of the angioplasty. Many patients who undergo balloon angioplasty suffer restenosis within six months of the procedure. Current forms of treatment for restenosis involve repeated angioplasty procedures, stenting or by-pass surgery. Animal studies have shown that Levulan(R) PDT prevents the rapid growth of smooth muscle cells within the artery after balloon angioplasty. In October 1999, results were published in the British Journal of Surgery from an investigator study using Levulan(R) PDT to reduce restenosis after balloon angioplasty. The investigators studied seven patients with a total of eight blockages of the femoral (leg) artery. Each of the patients had undergone conventional balloon angioplasty for blockages in the femoral artery within the previous two to six months, and all of the patients had developed restenosis and associated symptoms, including leg pains, calf pains, and muscle cramps while walking. In the study, patients received oral doses of Levulan(R) and then underwent a second balloon angioplasty procedure. After the angioplasty procedure, red laser light was delivered to the site through the transparent angioplasty balloon. There were no reported complications from the procedure. All of the patients had symptomatic relief and, during the six month follow-up period, none of the patients had any recurrence of symptoms. At the end of the six month period, the investigators examined all the treated arteries, each of which remained open to some degree. Testing showed no evidence of restenosis at three sites; 25% restenosis at three sites; and 40% restenosis at two sites. We are currently assisting with the design of a randomized controlled investigator study to further evaluate the use of Levulan(R) PDT in the prevention of restenosis following balloon angioplasty. This study is expected to begin in 2000.

     Barrett's Esophagus. Barrett's esophagus is a potentially precancerous condition of the esophagus which occurs when the lining of the esophagus converts to stomach-type tissue in response to chronic exposure to stomach acid. Over time, the area of the esophagus affected can develop precancerous and eventually cancerous cells. The condition is often undetected until the disease reaches later stages. According to the American Cancer Society, patients with this condition have an increased risk of esophageal cancer which is 50 times higher than that of the overall population. Esophageal cancer is one of the deadliest forms of cancer, with five-year survival rates of less than one percent for late-stage patients.

     There are no effective treatments for early-stage Barrett's esophagus. Doctors treat milder forms of the condition with medication, to reduce stomach acid. A current treatment for more advanced, pre-cancerous, Barrett's esophagus involves surgery to remove affected areas of the esophagus.

     Since European studies have shown that Barrett's esophagus cells have a high degree of selectivity for Levulan(R), we intend to continue to support investigator studies involving the use of Levulan(R) PDT for the treatment of Barrett's esophagus lesions. We believe that potential damage to the muscle wall of the esophagus should not occur with Levulan(R) since PpIX accumulation has not been observed in the underlying muscle tissue.

     Dysfunctional Uterine Bleeding. Dysfunctional uterine bleeding occurs when the lining of the uterus (the endometrium) responds abnormally to the hormonal changes associated with menstruation. Treatments for dysfunctional uterine bleeding include hysterectomy, or removal of the uterus by surgery, or endometrial ablation, the destruction of the lining of the uterus by surgical or thermal methods. In endometrial ablation treatments where the uterus is not removed, incomplete ablation and/or damage to the muscle wall of the uterus can result. Therefore, we propose to use Levulan(R) PDT as a less invasive and less costly treatment for dysfunctional uterine bleeding. We have supported research by independent investigators using Levulan(R) to treat this condition in clinical studies at centers in the United Kingdom and the United States. These studies have shown that endometrial tissue selectively absorbs Levulan(R) with no evidence of toxicity. We believe our product system is a good candidate for clinical trials because Levulan(R) is selectively absorbed by the lining of the uterus and activated by light sources which can be inserted into the uterus without the need to anesthetize the patient. We are currently supporting a pilot human trial for treatment of dysfunctional uterine bleeding which began in January 2000.

     Cervical Intraepitheleal Neoplasia. Cervical intraepitheleal neoplasia, or CIN, is a common precancerous condition of the cervix. Doctors use the pap smear (cervical cytology specimens) to screen for cancerous and precancerous conditions of the cervix. Each year, millions of pap smear procedures are performed in the United States. Approximately one-third of the test results reveal some abnormality of the cervical tissue, and in many of these cases the results are suspicious but not conclusive and therefore cannot be definitively diagnosed. We believe that Levulan(R) PD could help doctors to locate and biopsy the abnormal cervical tissue.

     In March 1997, an investigator-sponsored study showed the selectivity of Levulan(R) PDT/PD for CIN tissue. We are considering supporting a new investigator-sponsored study to examine the use of Levulan(R) as an adjunct to pap smears to begin sometime in 2000.

OTHER POTENTIAL INDICATIONS

     There may be numerous other potential therapeutic and cancer detection uses for Levulan(R) PDT/PD, and we may support research in several of these areas, as appropriate, with pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of these potential uses in dermatology include treatment of skin cancers, such as squamous cell carcinomas and cutaneous T-cell lymphomas, psoriasis, and genital warts; and non-dermatology indications may include detection and/or treatment of brain cancer, gastro-intestinal tumors, and oral cavity cancer.

STRATEGIC PARTNERS

     In November 1999, we signed a marketing, development and supply agreement with Schering AG for the use of our Levulan(R) products to treat or detect dermatology disorders. Schering AG is a large multi-national pharmaceutical company which has significant dermatology sales outside the United States. Under the agreement, we granted to Schering AG the exclusive worldwide right, except for Canada, to promote, market, sell and distribute our Levulan(R) Kerastick(TM) with PDT for AKs, and any additional dermatology products developed under the co-development program. The parties have agreed to jointly fund the dermatology co-development program for at least two years, with Schering AG contributing two-thirds of the joint committee-approved budget, while we contribute the remaining one-third. For the years 2000 and 2001, the parties have committed to a budget of $4.5 million, subject to final agreement on the development program. Schering AG also has limited rights to negotiate with us for rights to non-dermatology products which we intend to develop with other corporate partners.

     We have already received $15 million, including $8.75 million in cash milestone payments and $6.25 million for which a Schering AG affiliate received 340,458 shares of our common stock. Schering AG is obligated to pay $8 million for future research and development support to be used at our discretion and an additional milestone payment of $7 million within 30 days after the first commercial sale of the Levulan(R) Kerastick(TM), provided that the FDA has approved the commercial model of our BLU-U(TM).

     Schering AG has indicated that it initially plans to target dermatologists in the United States using dedicated sales representatives. The launch of Levulan(R) PDT by Schering AG's United States affiliate, Berlex Laboratories, Inc., represents our partner's entree into the U.S. dermatology marketplace. We will be responsible for the manufacture and supply of the Kerastick(TM) to Schering AG. Schering AG will pay a supply price to us for the drug products, as well as a royalty on drug sales. Schering AG will also promote the BLU-U(TM) which we expect to lease directly to dermatologists and other physicians. We have agreed to maintain and repair the BLU-U(TM) units under lease/maintenance agreements with the end-users. Under the terms of a guaranty, Schering AG has agreed to guarantee the lease payments by each lessee up to our cost of the BLU-U(TM) from our third-party manufacturer. The guaranty will expire on the second anniversary of the first delivery to an end-user of a BLU-U(TM). In addition, Schering AG has agreed to provide us with an interest-free line of credit for up to $1 million to finance inventory of BLU-U(TM) units. Our repayment of amounts borrowed under the line of credit is secured by the BLU-U(TM) units. Any amounts we draw on the line of credit must be repaid within 12 months.

     The marketing, development and supply agreement terminates on a product-by-product basis in each country in the territory on the later of (a) 12-1/2 years after the first commercial sale of a respective product in such country, or (b) the expiration of patents pertaining to the manufacture, sale or use of such product in such country. It terminates in its entirety upon the expiration of the agreement with respect to all products in all countries covered by the agreement. Subject to various terms and conditions, the parties may terminate the agreement earlier.

SUPPLY PARTNERS

     National Biological Corporation. In November 1998, we entered into a purchase and supply agreement with NBC for the manufacture of some of our light sources, including the BLU-U(TM). We have agreed to order from NBC all of our supply needs of these light sources for the United States and Canada and NBC has agreed to supply us with the quantities we order. If an opportunity arises, the parties have agreed to negotiate the terms under which NBC would supply us with light sources for sale in countries other than the current territories.

     NBC has granted to us a license to manufacture the light sources if NBC fails to meet our supply needs. Under these circumstances, we would also have a worldwide license to import, use, sell or dispose of the light sources under NBC's technology within the field of PDT. Also, NBC has agreed that it will not supply light sources that may be used to compete with our business. The agreement has a ten year term, subject to earlier termination for breach or insolvency or for convenience. However, a termination for convenience requires 12 months' prior written notice which may not be given before the third anniversary of the date of the agreement.

     We have also entered a co-development agreement with NBC to develop light devices meeting particular specifications for use in PDT. NBC has the exclusive right to manufacture and supply these light sources to us, subject to the terms of the purchase and supply agreement between the parties.

     Richard Wolf Medical Instruments Corp. We entered an agreement with Wolf in May 1997 for the supply to us, at no cost, of proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, to be used in our first Phase I/II clinical trial for bladder cancer detection. The Wolf light device was utilized by the investigators in the clinical trial. We also have the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer.

     North Safety Products. In September 1999, we entered into a purchase and supply agreement with North, a unit of Norcross Safety Products, LLC., for the manufacture and supply of our Kerastick(TM) brand applicator. We have agreed to purchase from North a significant portion of our total commercial requirements for supply of the Kerastick(TM) for sale in the United States and Canada. Prices for the product are based on the quantities of Kerasticks(TM) ordered which are subject to change depending on various product costs and competitive market conditions.

     The agreement has a five year term which may be extended. North has the right to terminate the agreement earlier if certain minimum levels of product orders are not reached. Similarly, we can terminate for stated breaches of the agreement.

     Sochinaz S.A. Under an agreement dated December 24, 1993, Sochinaz manufactures and supplies all of our requirements of Levulan(R) worldwide from its FDA approved facility in Switzerland. The agreement remains in effect for five years from the receipt of our first drug approval, or until December 3, 2004. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.

LICENSES

     PARTEQ Research and Development Innovations. We license the patents underlying our Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell products which are precursors of PpIX, including ALA. The agreement covers certain use patent rights. It also includes any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University, to which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen's University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.

     When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, such as Schering AG, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. See
Note 9a. to the Company's Notes to the Consolidated Financial Statements. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

     We paid a minimum royalty of CDN $100,000 to PARTEQ during 1998. Following the receipt of FDA approval in December 1999, we paid PARTEQ a milestone payment of CDN $100,000 and, a prorated annual minimum royalty payment on sales of products which totaled CDN $3,836. From now on, annual minimum royalties to PARTEQ on sales of products must total at least CDN $100,000. Now that we have entered into the agreement with Schering AG, we are also obligated to pay to PARTEQ additional minimum payments in amounts up to CDN $1.1 million of which CDN $632,056 has been paid, including a credit for the CDN $100,000 paid in 1998, based upon the milestone payments we received from Schering AG. The CDN $1.1 million is credited in full against our obligation to pay 5% of the lump sums we received from Schering AG (other than for future research and development).

     Together with PARTEQ and Draxis Health, Inc., our former parent, we entered into an agreement (the "ALA Assignment Agreement") effective October 7, 1991. According to the terms of this agreement we assigned to Draxis our rights and obligations under the license agreement to the extent they relate to Canada. In addition, we have agreed to disclose to Draxis on an ongoing basis, any technology which is available to us relating to the subject matter of the license agreement which would assist Draxis in developing the Canadian market under the assigned rights. Draxis is responsible for royalties which would otherwise be payable by us in accordance with the license agreement for net Canadian sales of products and sublicensing revenues. Draxis has also agreed to pay us a royalty of two percent of net Canadian sales of products.

     Other License. We acquired a license from a British technology firm in April 1997 to develop and market an incoherent, or non-laser, light source which is a candidate for use in our dysfunctional uterine bleeding, bladder cancer detection and/or other clinical programs. On February 24, 2000, we were served with legal papers relating to a lawsuit filed by Photo Therapeutics Limited in the British High Court of Justice - Chancery Division, Claim No.: HC 2000 00
777. Photo Therapeutics is the assignee of the license agreement. The agreement dated April 8, 1997 grants us exclusive rights in North, Central and South American countries and non-exclusive rights in numerous European countries to develop, manufacture, market and sell a patented light device and improvements to the device. We paid a fee of Pound sterling 10,000 ($16,421) upon execution, and will pay royalties on sales ranging from 1.25% to 5% depending on the patent status and territory in which sales may occur. The lawsuit alleges that we breached the agreement by failing to use our best endeavors to develop the device. Photo Therapeutics is seeking unspecified damages, return of the technology and information relating to the device and a declaration that the agreement has been terminated. We are reviewing the complaint and while we believe we have meritorious defenses, we cannot determine the outcome at this early stage of the litigation. We do not believe that this matter will have a material adverse effect on our business, results of operations or financial condition.

OTHER RELATIONSHIPS

     We have entered into various agreements in the ordinary course of business, described in general below, in order to implement our research and development program and to investigate potential new uses for Levulan(R) PDT and PD. Progress of our research and development program could be delayed if the terms of the agreements are not fulfilled by third parties.

     Consultants. We maintain a consulting relationship with Guidelines, Inc. ("Guidelines") for the purpose of carrying out, among other responsibilities, preclinical and formulations supervision, clinical trial development, and assistance with the NDA filing and review process. We pay retainer fees to Guidelines at a rate of $360,000 per year. Also, we pay additional consulting fees to Guidelines if consulting services to us exceeds 2,600 hours annually. Guidelines has been granted options to purchase up to 20,000 shares of our common stock. If for any reason these services are terminated, we believe that we could contract with other firms to perform the services provided by Guidelines. However, there is no guarantee that we could replace Guidelines without causing a delay to our clinical programs and without an increase in costs.

     In February, 1999 we entered an equipment lease with Lumenetics, Inc., our former light device consultants, whose principals became DUSA employees during May, 1998. The equipment lease provides us with an option to acquire the equipment and to apply the lease payments to the purchase price. Contemporaneously with the signing of the equipment lease, the parties agreed to terminate our payment obligations under the parties' consulting and development agreement dated October 1997. See Note 9f. to the Company's Notes to Consolidated Financial Statements.

     Unrestricted Grants. We have awarded unrestricted grants to various investigators in the field of Levulan(R) PDT in certain areas in which we have an interest. These studies range from animal model work to pilot human studies under "investigator INDs" in various clinical indications. These grants are awarded and evaluated on an annual basis and, although renewable, are considered on a case-by-case basis.

     Preclinical Research Contracts. We have preclinical research contracts with several universities to carry out animal studies in areas relevant to the clinical development of Levulan(R) PDT. Toxicological studies required for drug development work are carried out using contract research organizations.

     Clinical Trials. DUSA-sponsored clinical studies are supported by contracts with clinical trial sites including universities, hospitals and private practitioners.

PATENTS AND TRADEMARKS

     We actively seek, when appropriate, to protect our products and proprietary information through United States and foreign patents, trademarks and contractual arrangements. In addition, we rely on trade secrets and contractual arrangements to protect certain of our proprietary information and products.

     Our ability to compete successfully depends, in part, on our ability to defend our patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no product patent protection for the compound ALA itself, as our basic patents are for methods of detecting and treating various diseased tissues using ALA or related compounds called precursors, in combination with light. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Patent litigation is expensive, and we may not be able to afford the costs. We own or exclusively license patents and patent applications related to the following:

     -   unique physical forms of ALA;

     - methods of using ALA and its unique physical forms in combination with light; and

     -   compositions and apparatus for those methods.

     These patents expire no earlier than 2009, and certain patents are entitled to terms beyond that date.

     We entered into a license agreement effective August 27, 1991 with PARTEQ Research & Development Innovations, the licensing arm of Queen's University at Kingston, Ontario, and Draxis Health, Inc. Under this agreement, we hold an exclusive worldwide license to certain patent rights from PARTEQ in the United States and a limited number of foreign countries.

     All United States patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents. Method of treatment patents limit direct infringement to users of the methods of treatment covered by the patents. We currently have patents and/or pending patent applications in the United States and in a number of foreign countries covering unique physical forms of ALA, compositions containing ALA, as well as ALA applicators, light sources for use with ALA, and other technology. We cannot guaranty that any pending patent applications will mature into issued patents.

     We have limited patent protection outside the United States which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counter-parts in only four foreign countries. Even with the issuance of additional patents, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. Certain forms of ALA are commercially available chemical products. ALA in the form commercially supplied for decades is not itself subject to patent protection. In fact, there are reports of several third-parties conducting clinical studies with ALA for the treatment of certain conditions in countries outside the United States of America where PARTEQ may not have patent protection Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

     We can give no assurance that a third-party or parties will not claim (with or without merit) that we have infringed or misappropriated their proprietary rights. A number of entities have obtained, and are attempting to obtain patent protection for various uses of ALA. We can give no assurances as to whether any issued patents, or patents that may later issue to third-parties, may affect the uses on which we are working or whether such patents can be avoided, invalidated or licensed if they cannot be avoided or invalidated. If any third-party were to assert a claim for infringement, we can give no assurances that we would be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. Furthermore, we may not be able to afford the expense of defending against such a claim.

     Thermolase Corporation has patents that may affect our ability to commercialize the use of ALA for hair removal. We are aware that Thermolase has nine related issued United States patents some of which claim methods for removing or inhibiting the growth of hair. We do not know whether any of these patents cover our plans to market hair removal using ALA because we have not developed a final formulation or method of removing hair with ALA and light. If, after finalizing our formulation and method, we find that these patents do cover our planned use of ALA, Thermolase may either prevent us from using our system or they may require us to obtain a license for a fee.

     Except for the opposition of Japanese Patent No. 273032, which we license from PARTEQ, we are not aware of any formal challenges to the validity of PARTEQ's or our patents. However, we cannot guarantee that other challenges or claims will not be asserted in the future. Japanese Patent No. 273032, which relates to the basic method of using ALA, has recently been opposed and, as a result, the Japanese Patent Office Board of Appeals issued a "Notice of Reasons for Cancellation," which we received on February 12, 1999. With PARTEQ's assistance, we prepared and filed our response to this action. We can at this time give no assurance of the likelihood of success of such a contest or any assurance that we will decide to spend the funds required to complete the contest. If our response does not allay the concerns of the Board, they may limit our patent protection or finalize the cancellation. Japan is a major pharmaceutical market and loss of this patent could adversely affect us in at least two ways. First, if we seek to enter the Japanese market, the lack of a patent would probably retard or diminish our market share. Second, even if we did not seek to market in Japan, third-parties might not be interested in licensing the product in Japan without patent protection, and this might affect our revenues.

     In addition, we cannot guarantee that our patents, whether owned or licensed, or any future patents that may issue, will prevent other companies from developing similar or functionally equivalent products. Further, we cannot guarantee that we will continue to develop our own patentable technologies or that our products or methods will not infringe upon the patents of third-parties. In addition, we cannot guarantee that any of the patents that may be issued to us will effectively protect our technology or provide a competitive advantage for our products or will not be challenged, invalidated, or circumvented in the future.

     We also attempt to protect our proprietary information as trade secrets. Generally agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent contain provisions designed to protect the confidentiality of our proprietary information. However, we can give no assurances that these agreements will provide effective protection for its proprietary information in the event of unauthorized use or disclosure of such information. Furthermore, we can give no assurances that our competitors will not independently develop substantially equivalent proprietary information or otherwise gain access to our proprietary information, or that we can meaningfully protect our rights in unpatentable proprietary information.

     Even in the absence of composition of matter patent protection for ALA, we may receive financial benefits from: (i) patents relating to the use of such product (like PARTEQ's patents); (ii) patents relating to special compositions and formulations; and (iii) limited marketing exclusivity that may be available as a patent term extension under the Hatch/Waxman Act and any counterpart protection available in foreign countries. See "Business -- Government Regulation." Effective patent protection also depends on many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of the new drug provisions of the Food, Drug and Cosmetic Act, or similar laws and regulations in other countries.

     We intend to seek registration of trademarks in the United States, and other countries where we may market our products when it is sufficiently close to commercialization so that appropriate brand names may be selected in light of the circumstances then existing. To date, we have been issued four trademark registrations, and other applications are pending.

MANUFACTURING

     We do not currently operate any manufacturing facilities. Our drug, Levulan(R), the Kerastick(TM) brand applicator and the BLU-U(TM) brand light source are each manufactured by a single third-party supplier. See "Business -- Supply Partners". Under our agreement with Schering AG, we are obligated to maintain certain inventory levels of our Levulan(R) products until we qualify a second source of supply for ALA. We have purchased key pieces of equipment to prepare for the establishment of a limited production line so that a second source could manufacture the Kerastick(TM).

MARKETING AND SALES


     Under our agreement with Schering AG, marketing and sales of Levulan(R) PDT products for use in dermatology in the United States will be the responsibility of Schering AG's affiliate, Berlex Laboratories, Inc. Following receipt of marketing approval in the United States, Schering AG must select the country, countries or key territories in which it intends to seek regulatory approval and to sell our products on a product-by-product basis. If Schering AG elects not to market a product in a specific territory or country, we regain the right to market the product. We retain the rights to market and sell all future products for non-dermatology indications. Subject to Schering AG's limited right to negotiate, we can enter into marketing, co-promotional, distribution or similar type agreements with corporate partners for our non-dermatology indications.

     Draxis has been granted the rights to market Levulan(R) PDT in Canada. See "Business -- Licenses."

COMPETITION

     Commercial development of PDT agents other than Levulan(R) are currently being pursued by a number of companies. These include: QLT PhotoTherapeutics Inc. (Canada); Miravant, Inc. (U.S.); Pharmacyclics, Inc. (U.S.); Scotia Pharmaceuticals (United Kingdom); and Photogen Technologies, Inc. (U.S.). We are also aware of several overseas companies doing research with ALA, including: medac GmbH (Germany) which is 25% owned by Schering AG; ESC Medical Systems Ltd. (Israel); and Photocure (Norway).

     Photocure is also conducting late-stage clinical trials using ALA PDT for dermatological uses. We are aware that medac is developing ALA PDT for bladder cancer detection in Germany and may receive regulatory approval in Germany prior to the time that we could receive approval from the FDA. We believe that our United States patents may be infringed if medac sells its products in the United States.

     We also know from published reports that an Israeli firm, ESC Medical Systems Ltd., has entered into a worldwide distribution and supply agreement for a medical grade of ALA (ALA Fine(TM)) for PDT applications. ESC has indicated that it has used ALA Fine(TM) and its Versalight(R) to treat skin cancer in over 1,000 patients. These products are not available in the United States and we believe that the PARTEQ patents would be infringed if the ESC products were made, used or sold in the United States. However, these ESC products could compete with some of our products, if approved by health regulatory authorities outside of the United States or other countries covered by PARTEQ patents.

     Our position in the PDT field could be adversely affected by product developments achieved by other companies. The pharmaceutical industry is highly competitive. Many of our competitors have substantially greater financial and technical and marketing resources than we have. In addition, several of these companies have had significantly greater experience than we do in developing products, conducting preclinical and clinical testing and obtaining regulatory approvals to market products for health care. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. Our competitiveness may also be affected by our ability to manufacture and market our products.

     We believe that comparisons of the properties of various photosensitizing PDT drugs will also provide important competitive issues. We expect that our principal methods of competition with other PDT companies will be based upon such factors as the ease of administration of our photodynamic therapy; the degree of generalized skin sensitivity to light; the number of required doses; the selectivity of our drug for the target lesion or tissue of interest; and the type and cost of our light systems. New drugs or future developments in PDT or in other drug technologies may provide therapeutic or cost advantages for competitive products. No assurance can be given that developments by other parties will not render our products uncompetitive or obsolete.

GOVERNMENT REGULATION

     The manufacture and sale of pharmaceuticals and medical devices in the United States are governed by a variety of statutes and regulations. These laws require, among other things:

     - approval of manufacturing facilities, including adherence to current good manufacturing, laboratory and clinical practices during production and storage known as cGMPs, GLPs and GCPs respectively;

     -   controlled research and testing of products;

     - applications for marketing approval containing manufacturing, preclinical and clinical data to establish the safety and efficacy of the product; and

     -   control of marketing activities, including advertising and labeling.


     The marketing of pharmaceutical products requires the approval of the FDA in the United States, and similar agencies in other countries. The FDA has established regulations and safety standards, which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining marketing approval for a new drug normally takes several years and often involves significant costs. The steps required before a new drug can be produced and marketed for human use in the United States include:

     -   preclinical studies,

     -   the filing of an Investigational New Drug, or IND, application;

     -   human clinical trials; and

     -   the approval of a New Drug Application, or NDA.

     Preclinical studies are conducted in the laboratory and on animals to obtain preliminary information on a drug's efficacy and safety. The time required for conducting preclinical studies varies greatly depending on the nature of the drug, and the nature and outcome of the studies. Such studies can take many years to complete. The results of these studies are submitted to the FDA as part of the IND application. Human testing can begin if the FDA does not object to the IND application.

     The human clinical testing program involves three phases. Each clinical study typically is conducted under the auspices of an Institutional Review Board or IRB at the institution where the study will be conducted. An IRB will consider among other things, ethical factors, the safety of human subjects and the possible liability of the institution. A clinical plan, or "protocol", must be submitted to the FDA prior to commencement of each clinical trial. All patients involved in the clinical trial must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical trial at any time for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

     In Phase I, studies are usually conducted on a small number of healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase I studies generally require several months to complete, but can take longer, depending on the drug and the nature of the study. Phase II studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase II studies generally require from several months to two years to complete, but can take longer, depending on the drug and the nature of the study. Phase III involves wide scale studies on patients with the same disease in order to provide comparisons with currently available therapies. Phase III studies generally require from six months to four years to complete, but can take longer, depending on the drug and the nature of the study.

     Data from Phase I, II and III trials are submitted to the FDA with the NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes and preclinical and clinical trials. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for AIDS, cancer and other life-threatening diseases may be accelerated, expedited or subject to fast track treatment. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Even with the submission of such data, the FDA may decide that the application does not satisfy its regulatory criteria for approval and may disapprove the NDA. Finally, the FDA may require additional clinical tests following NDA approval to confirm safety and efficacy, often referred to as Phase IV clinical trials.

     Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage with the approved labeling. Adverse experiences with the product must be reported to the FDA. In addition, the FDA may impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur or are discovered after the product reaches the market. After a product is approved for a given indication, subsequent new indications, dosage forms, or dosage levels for the same product are reviewed by the FDA via the filing and upon approval of a supplemental NDA. The supplement deals primarily with safety and effectiveness data related to the new indication or dosage. Finally, the FDA requires reporting of certain safety and other information, often referred to as "adverse events" that become known to a manufacturer of an approved drug. If an active ingredient of a drug product has been previously approved, there may be other types of drug applications that can be filed that may be less time-consuming and costly.

     On December 3, 1999, the FDA approved the marketing of our Levulan(R) Kerastick(TM) 20% Topical Solution with PDT for treatment of AKs of the face and scalp.

     We are currently conducting Phase I/II studies on the use of ALA for bladder cancer detection and treatment of acne. Other than the FDA-approved use of Levulan(R) Kerastick(TM) with PDT for treatment of AKs, our other products still require significant development, including additional preclinical and clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no guarantee that the use of Levulan(R) in any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals. Medical devices, such as our light source devices, are also subject to the FDA's rules and regulations. These products are required to be tested, developed, manufactured and distributed in accordance with FDA regulations, including good manufacturing, laboratory and clinical practices. Under the Food, Drug & Cosmetic Act, all medical devices are classified as Class I, II or III devices. The classification of a device affects the degree and extent of the FDA's regulatory requirements, with Class III devices subject to the most stringent requirements and FDA review. Generally, Class I devices are subject to general controls (e.g., labeling and adherence to the cGMP requirement for medical devices), and Class II devices are subject to general controls and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed Class I or Class II "predicate device", are subject to general controls and also require clinical testing to assure safety and effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices. The BLU-U(TM) has been classified as a Class III device. We anticipate that our other devices will also be classified as Class III and be subject to the highest level of FDA regulation. Approval of Class III devices require the filing of a PMA application supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required and the device presents a "significant risk", the manufacturer of the device must file an investigational device exemption or "IDE" application and receive FDA approval prior to commencing human clinical trials. At present, our devices are being studied in preclinical and clinical trials under our INDs.

     Following receipt of the PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file it". Once the submission is filed, the FDA begins a review of the PMA application. Under the Food, Drug and Cosmetics Act, the FDA has 180 days to review a PMA application. The review of PMA applications more often occur over a significantly protracted time period, and the FDA may take up to two years or more from the date of filing to complete its review.

     The PMA process can be expensive, uncertain and lengthy. A number of devices other companies have sought premarket approval have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the PMA application and provide recommendations to the FDA as to whether the device should be approved for marketing. In addition, the FDA will inspect the manufacturing facility to ensure compliance with cGMP requirements for medical devices prior to approval of the PMA application. If granted, the premarket approval may include significant limitations on the indicated uses for which the product may be marketed, and the agency may require post-marketing studies of the device.

     Medical products containing a combination of drugs, including biologic drugs, or devices may be regulated as "combination products" in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.) Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, including a biologic drug, or device. Currently, PDT/PD treatments are defined as drug/device combination products. The main responsibility for review of PDT products (drugs and devices) is under the jurisdiction of the FDA's drug center, the Center for Drug Evaluation and Research, with support from the Center for Devices and Radiological Health. The FDA has not formally established the degree and extent of the regulatory requirements for the various components of PDT/PD.

     In connection with our NDA for the Levulan(R) Kerastick(TM) with PDT for AKs, a combination filing (including a PMA for the BLU-U(TM) light source device and the NDA for the Levulan(R) Kerastick(TM)) was submitted to the Center for Drug Evaluation and Research. The PMA was then separated from the NDA submission by the FDA and reviewed by the FDA's Center for Devices and Radiological Health. Based upon this experience, we anticipate that any future NDAs for Levulan(R) PDT/PD will be a combination filing accompanied by PMAs. There is no guarantee that PDT products will continue to be regulated as combination products.

     The BLU-U(TM) PMA, which covered the devices used in the AK clinical trials was approved by the FDA on December 3, 1999. The commercial light device unit we intend to market is a modified version of the BLU-U(TM) units used in the clinical studies. We are in the process of preparing a supplement to the PMA covering these modifications, and intend to file the supplement during the first quarter of 2000. The FDA has six months to review the PMA supplement which must be approved before we can market the commercial units of the BLU-U(TM). While we believe that the changes to the BLU-U(TM) do not affect its performance and we expect the FDA to approve the PMA supplement application, the FDA may request additional information or may decide not to approve the supplement.

     The United States Drug Price Competition and Patent Term Restoration Act of 1984 known as the Hatch-Waxman Act provides for the return of up to five-years of patent term for a patent that covers a new product or its use, to compensate for time lost during the regulatory review process. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension, and there can be no guarantee that the application will be granted. We believe that the FDA's December 3, 1999 approval of our NDA for the Levulan(R) Kerastick(TM) with PDT is the first marketing approval for a medical use of ALA. We therefore believe that this approval may form the basis for extending the term of one of our patents. However, there can be no assurance that we will receive a patent term extension.

     The Hatch-Waxman Act also establishes a five-year period of marketing exclusivity from the date of NDA approval for new chemical entities approved after September 24, 1984. Levulan(R) is a new chemical entity and market exclusivity will expire on December 3, 2004. During this Hatch-Waxman marketing exclusivity period, no third-party may submit an "abbreviated NDA" or "paper NDA" to the FDA.

     Finally, any abbreviated or paper NDA applicant will be subject to the notification provisions of the Hatch-Waxman Act, which should facilitate our notification about potential infringement of our patent rights. The abbreviated or paper NDA applicant must notify the NDA holder and the owner of any patent applicable to the abbreviated or paper NDA product, of the application and intent to market the drug that is the subject of the NDA.

     We also intend market our products marketed outside of the United States. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. Our marketing partner, Schering AG, will be responsible for applying for marketing approvals outside the United States for Levulan(R) PDT for dermatology uses. Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country.

     With the enactment of the Drug Export Amendments Act of the United States in 1986, products not yet approved in the United States may be exported to certain foreign markets if the product is approved by the importing nation and approved for export by the United States government. We can give you no assurance that we will be able to get approval for any of our potential products from any importing nations' regulatory authorities or be able to participate in the foreign pharmaceutical market.

     Our research and development activities involve the controlled use of certain hazardous materials, such as mercury in fluorescent tubes. While we do not currently manufacture any products, we are subject to various laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We believe that we are in material compliance with applicable environmental laws and regulations. For the present, we do not have any plans to make any material capital expenditures for environmental control facilities. However, we can give you no assurance that we will not have to make significant expenditures in order to comply with environmental laws and regulations in the future. Also, we cannot assure you that our operations, business or assets will not be materially adversely effected by current or future environmental laws or regulations. In addition, although we believe that our safety procedures for the handling and disposal of such materials comply with the standards prescribed by current environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

PRODUCT LIABILITY AND INSURANCE

     We are subject to the inherent business risk of product liability claims in the event that the use of our technology or any prospective product is alleged to have resulted in adverse effects during testing or following marketing approval of any such product for commercial sale. We maintain product liability insurance for coverage of our clinical trial activities. We are in the process of obtaining coverage for our commercial supplies. There can be no assurance that such insurance will continue to be available on commercially reasonable terms or that it will provide adequate coverage against all potential claims.

EMPLOYEES

     We have 24 full-time employees. We have employment agreements with our four key executive officers. We have purchased, and are the named beneficiary of, a key man life insurance policy, having a face value of CDN. $2,000,000, on the life of our President. We also retained numerous independent consultants and the services of key researchers at leading university centers whose activities are coordinated by our employees. We intend to hire other employees and consultants as needed. See "Business -- Other Relationships: Consultants."

                                  RISK FACTORS

     This section of our Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "anticipate", "believe", "expect", future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

     The following are among the risk factors we face related to our business, assets and operations. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

                              RISKS RELATED TO DUSA

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BE PROFITABLE IN THE FUTURE UNLESS WE CAN SUCCESSFULLY MARKET AND SELL OUR FIRST PRODUCT, THE LEVULAN(R) KERASTICK(TM) WITH PDT FOR THE TREATMENT OF AKS.

     WE NEED APPROVAL FROM THE FDA FOR OUR COMMERCIAL LIGHT SOURCE, THE BLU-U(TM), BEFORE WE CAN BEGIN MARKETING OUR FIRST PRODUCT, THE LEVULAN(R) KERASTICK(TM), AND WE MAY NOT RECEIVE IT IN TIME FOR OUR PLANNED PRODUCT LAUNCH IN THE SECOND QUARTER OF 2000.

     The FDA has approved our first drug product, Levulan(R) Kerastick(TM) 20% Topical Solution with PDT for AKs of the face and scalp. The FDA has also approved the clinical trial version of our light device, the BLU-U(TM). The FDA must still approve the commercial version of our light device, the BLU-U(TM), before we can market it. Without this additional approval, the Levulan(R) Kerastick(TM) cannot be widely marketed or used by physicians since the therapy combines use of Levulan(R) with exposure to the BLU-U(TM). We must file a supplement with the FDA so that the FDA may examine the differences between our approved clinical version and our proposed commercial version of the BLU-U(TM). We expect that our pre-market approval, or PMA, supplement will be filed shortly. While we believe the modifications we are making to our device do not affect its performance and FDA review should take approximately two to three months, FDA regulations give the agency up to six months to review a supplement. The agency also will inspect our Wilmington, Massachusetts facility before giving its approval. The FDA also may choose to reinspect our third-party manufacturer. We would incur additional expenses if either of these facilities fail to pass inspection. The FDA may also request additional testing information and can extend the time for review of the PMA supplement. The launch of Levulan(R) Kerastick(TM) with PDT for AKs will be delayed if we do not receive approval of our PMA supplement from the FDA or if our facilities do not pass FDA inspection before the planned product launch during the second quarter of 2000. Schering AG may choose to delay the launch until the Fall of 2000 if product supplies are not available by the middle of the second quarter. A delay in the launch will delay our receipt of royalties and supply prices from sales of our product. We may not receive approval of the BLU-U(TM).

     BECAUSE NEITHER WE NOR SCHERING AG, OUR MARKETING PARTNER FOR DERMATOLOGY PRODUCTS, HAS ANY EXPERIENCE MARKETING OR SELLING DERMATOLOGY PRODUCTS IN THE UNITED STATES, OUR REVENUES FROM ROYALTIES AND PRODUCT SALES MAY BE LIMITED.

     The commercial success of Levulan(R) Kerastick(TM) with PDT for AKs of the face and scalp will partly depend on the scope of the launch into the United States market through promotional activities, a knowledgeable sales force and adequate market penetration. The United States market introduction of Levulan(R) Kerastick(TM) with PDT for AKs will be undertaken by Schering AG through its affiliate, Berlex Laboratories, Inc. While Schering AG has experience marketing dermatology products in Europe, neither Schering AG, Berlex nor DUSA has any experience marketing dermatology products in the United States. Schering AG has not agreed to hire specific numbers of sales representatives or committed to any particular budget for the launch. Additionally, our competitors in the AK market already have experienced, well-funded, marketing and sales operations in the United States. If Schering AG fails to adequately fund the launch of our product or fails to adequately develop, train and manage a sales force, the demand for our product will be limited and our royalties from Schering AG on sales of the product, our income from light device rentals, and our revenue on supply fees on the Kerastick(TM) will be adversely affected.

     SINCE WE RELY HEAVILY ON OUTSIDE CONTRACTORS AS SOLE SUPPLIERS AND MANUFACTURERS OF OUR LEVULAN(R) KERASTICK(TM) AND BLU-U(TM), OUR MARKETING EFFORTS AND SALES MAY SUFFER IF THESE THIRD-PARTIES FAIL IN ANY WAY TO ADEQUATELY SUPPLY US WITH THE QUALITY AND QUANTITY OF THE PRODUCTS WE NEED.

     We do not currently have the capacity to manufacture any of our products on our own. We rely on third-parties to manufacture our products. We have only one source for Levulan(R), one source for our Kerastick(TM), and one for the BLU-U(TM). While we have purchased equipment in order to establish a second source with a limited production line for the manufacture of our Kerastick(TM), if it becomes necessary, any new manufacturer would have to pass inspection by the FDA. None of our manufacturers have produced our products in commercial quantities. Manufacturers often encounter difficulties when large quantities of new products are manufactured for the first time, including problems involving:

     -   product yields;

     -   quality control;

     -   component and service availability;

     -   compliance with FDA regulations; and

     - the need for further FDA approval if manufacturers make material changes to manufacturing processes and/or facilities.

     We cannot guarantee that problems will not arise with production yields, costs or quality as our manufacturers seek to increase production. Any manufacturing problems could delay or limit our supplies or prevent commercialization of our products. If any of these suppliers fail to meet our needs, our business, financial condition and results of operations would suffer.

     If any facility or equipment in the facility of our manufacturers is damaged or destroyed, we will not be able to quickly or inexpensively replace it.

     Under the terms of our agreement with Schering AG, our continuing failure to supply Schering AG's requirements of Levulan(R), the Kerastick(TM) and/or the BLU-U(TM) would release Schering AG from its obligation to purchase supplies from us. The supply fees Schering AG is required to pay to us would be reduced by Schering's cost to manufacture and we would continue to receive a royalty payment on sales. Our business, financial condition and results of operations would be adversely affected.

     IF WE FAIL TO OBTAIN ADEQUATE LEVELS OF REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS, OUR REVENUES AND PROFITS COULD BE SIGNIFICANTLY LIMITED.

     Our profitability will depend on the availability of reimbursement to patients or physicians for the cost of our products from third-party payors such as governmental programs, private insurance and private health plans. We cannot predict whether levels of reimbursement for our drug and light combination therapy will be high enough to allow us to realize a reasonable profit margin. Third-party payors may deny reimbursement if the payor determines that our particular new therapy is unnecessary, inappropriate or not cost effective. If patients or physicians are not entitled to receive reimbursements similar to reimbursements for competing therapies, patients will have to pay for the unreimbursed amounts. Some medicare providers may require physicians to prescribe 5-FU to treat AKs because 5-FU is an inexpensive treatment, or limit the number of AK treatments in a particular year. These reimbursement factors could limit our revenues, and our profits, if physicians or patients choose therapies with higher reimbursements than may be assigned to our therapy, or if government agencies or other third-party payors mandate a treatment regimen. The reimbursement status of newly-approved health care products is highly uncertain. We are relying on Schering AG to obtain reimbursement codes from third-party payors. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be hurt.

     EVEN IF WE RECEIVE REGULATORY APPROVAL FOR OUR BLU-U(TM), ANY FAILURE TO COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS IN THE UNITED STATES OR TO OBTAIN FOREIGN REGULATORY APPROVALS WILL LIMIT OUR ABILITY TO MARKET OUR FIRST PRODUCT.

     Our products are subject to continued and comprehensive regulation by the FDA and by state and local regulations. These laws require, among other things,

     - approval of manufacturing facilities, including adherence to "good manufacturing and laboratory practices" during production and storage;

     -   controlled research and testing of products even after approval; and

     -   control of marketing activities, including advertising and labelling.

     Both the manufacture and marketing of our first product, Levulan(R) Kerastick(TM) with PDT for AKs, are subject to continuing FDA review. Our manufacturers must continue to comply with the FDA's current Good Manufacturing Practices, commonly known as cGMP, and foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, our third party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements. If our third party manufacturer's fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products.

     As part of our approval from the FDA, we are required to conduct two Phase IV follow-up studies; one to evaluate the long-term recurrence rate of AKs after treatment with our new therapy, and the second to test for allergic skin reactions to the Levulan(R) Kerastick(TM). If we discover a previously unknown problem with the product, a manufacturer or its facility, changes in product labeling restrictions or withdrawal of the product from the market may occur. Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot give you any assurance that our third-party sole sources will continue to meet all applicable FDA regulations in the future. If any of our manufacturers fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to qualify other sources. These consequences could have an adverse effect on our financial condition and operations. If we fail to comply with applicable regulatory approval requirements, a regulatory agency may:

     -   send us warning letters;

     -   impose fines and other civil penalties on us;

     -   suspend our regulatory approvals;

     - refuse to approve pending applications or supplements to approved applications filed by us;

     -   refuse to permit exports or our products from the United States;

     -   require us to recall products;

     - require us to notify physicians of labelling changes and/or product related problems;

     -   impose restrictions on our operations; or

     -   criminally prosecute us.

     As part of our collaboration agreement with Schering AG, we will be jointly seeking foreign regulatory approvals for Levulan(R) Kerastick(TM) PDT for AKs. We cannot give you any assurances that we will receive foreign approvals on a timely basis, or at all, or that problems will not arise that could delay or prevent the commercialization of our product in foreign countries. The introduction of our product in foreign markets will subject us to foreign regulatory clearances, which may be unpredictable and uncertain, and which may impose substantial additional costs and burdens which we and Schering AG may be unwilling or unable to pay. At present, applications for foreign marketing authorizations are made at the national level, although certain registration procedures are available within the European Union to companies wishing to market a product in more than one member country. A regulatory authority must be satisfied that adequate evidence of safety, quality, and efficacy of the product has been presented before marketing authorization is granted. In addition, electrical medical devices, such as the BLU-U(TM), must be manufactured in compliance with the current requirements of ISO 9000. Our third party manufacturer is not currently qualified under ISO 9000. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and approval by the FDA does not ensure approval by other countries. Failure to obtain foreign regulatory approval could adversely affect our financial condition and operations.

     WE HAVE SIGNIFICANT LOSSES AND MAY NEVER BE PROFITABLE.

     We have a history of operating losses. We expect to have continued losses over the next 12 months as we expand our research and development of new products and establish ourselves in the marketplace. We may never become profitable. As of December 31, 1999, our accumulated deficit was approximately $35,947,000. We cannot predict whether any of our products will achieve market acceptance or generate sufficient revenues to become profitable. Our commercial success will depend on whether:

     - Our products are more effective therapies that currently available treatments;

     -   We receive sufficient reimbursement for our products; and

     - We can, either together with a partner or alone, successfully market our products.

WE HAVE ONLY ONE PRODUCT THAT HAS RECEIVED REGULATORY APPROVAL AND WE CANNOT PREDICT WHETHER WE WILL EVER DEVELOP OR COMMERCIALIZE ANY OTHER PRODUCTS.

     EXCEPT FOR THE LEVULAN(R) KERASTICK(TM) WITH PDT FOR AKS, ALL OF OUR PRODUCTS ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RESULT IN ANY COMMERCIALLY SUCCESSFUL PRODUCTS.

     Currently, we are developing a single drug compound for a number of different medical conditions. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. All of our products, except for the Levulan(R) Kerastick(TM) with PDT for AKs, are at an early stage of development. We cannot predict how long the development for these products will take or whether they will be medically effective. We cannot be sure that a successful market will ever develop for our new drug technology. We do not know if any of our products will ever be commercially successful.

     WE MUST RECEIVE SEPARATE APPROVAL FOR EACH OF OUR POTENTIAL PRODUCTS BEFORE WE CAN SELL THEM COMMERCIALLY IN THE UNITED STATES OR ABROAD.

     Except for the Levulan(R) Kerastick(TM) with PDT for AKs which is already approved, all of our other potential products, including the commercial version of the BLU-U(TM), will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals for other potential products our revenues will be limited. We may not achieve or be able to sustain a positive cash flow or profits from the sales of our first product. Before an NDA, which is an application to the FDA seeking approval to market a new drug, can be filed with the FDA, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan(R) PDT products are based on new technology. To the best of our knowledge, the FDA has approved only two drugs for use in photodynamic therapy, including Levulan(R). This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.

     We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan(R) PDT or PD is safe and effective for any new use we are studying. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. We must also obtain foreign regulatory clearances before we can market our products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.

     BECAUSE WE ARE RELYING ON OUR CORPORATE PARTNER, SCHERING AG, TO ASSIST US WITH AND TO PROVIDE FUNDS TO DEVELOP OUR POTENTIAL DERMATOLOGY PRODUCTS, WE COULD EXPERIENCE DELAYS IN OUR DEVELOPMENT IF SCHERING AG FAILS TO PROVIDE US WITH ADEQUATE SUPPORT.

     We are relying on Schering AG to provide funds and co-develop with us our other potential dermatology products. Under the terms of the agreement, Schering AG can terminate its funding for the co-development program after two years. We cannot be certain that Schering AG will continue to fund the co-development program. If Schering AG's fails to co-develop our products or fails to make milestone or royalty payments as required, we may not be able to continue our development program as we have planned.

     OUR LACK OF SALES AND MARKETING EXPERIENCE COULD AFFECT OUR ABILITY TO MARKET OUR NON-DERMATOLOGY PRODUCTS WHICH COULD ADVERSELY AFFECT OUR REVENUES FROM FUTURE PRODUCT SALES.

     We are lacking the experience and capacity to market, sell and distribute our products. In order to market non-dermatology products and/or if Schering AG abandons its rights to any dermatology products and if we do not enter an agreement with a corporate partner who has the experience and resources to perform these roles for other products, we would be required to hire our own staff and a sales force. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to develop, train and manage these business activities. We may be unable to build a sales force and the costs of establishing a sales force may exceed our product revenues. Our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many companies that currently have extensive and well-funded marketing and sales operations. Any marketing and sales efforts we make may be unsuccessful against these companies.

     IF WE ARE UNABLE TO OBTAIN THE NECESSARY CAPITAL TO FUND OUR OPERATIONS, WE WILL HAVE TO DELAY OUR DEVELOPMENT PROGRAMS AND MAY NOT BE ABLE TO COMPLETE OUR CLINICAL TRIALS.

     If our sales goals for our first product are not met and/or if Schering AG terminates funding of the co-development program, then we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products. We cannot predict exactly when additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, and/or through collaborative arrangements. We cannot predict whether any financing will be available on acceptable terms when we need it because investors may be unwilling to invest in DUSA if we have setbacks in the development program or if the public fails to use our products.

     If funding is insufficient, we will have to delay, reduce in scope or eliminate some or all of our research and development programs. We cannot predict which programs will be affected since it will depend upon the status of clinical trials at that time. We may license rights to third-parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, TRADE SECRETS OR KNOW-HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

     WE HAVE LIMITED PATENT PROTECTION AND IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, COMPETITORS MIGHT BE ABLE TO TAKE ADVANTAGE OF OUR RESEARCH AND DEVELOPMENT EFFORTS TO DEVELOP SIMILAR PRODUCTS TO COMPETE WITH OURS.

     Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no product patent protection for the compound ALA itself, as our basic patents are for methods of detecting and treating various diseased tissues using ALA or related compounds called precursors, in combination with light. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. We own or exclusively license patents and patent applications related to the following:

     -   unique physical forms of ALA;

     - methods of using ALA and its unique physical forms in combination with light; and

     -   compositions and apparatus for those methods.

     Some of the indications we are developing may not be covered by the claims in our existing patents. In addition, a number of third parties are seeking patents for additional uses of ALA. These additional uses, whether patented or not, could limit the scope of our future operations because other ALA products might become available which would not infringe our patents. These products would compete with ours even though they are marketed for a different use.

     We have limited patent protection outside the United States which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counter-parts in only four foreign countries. Absent patent protection, third-parties may freely market ALA, subject to appropriate regulatory approval. There are reports of several third-parties conducting clinical studies using ALA in countries where DUSA lacks patent protection. These studies could provide the clinical data necessary to gain regulatory approval, resulting in competition.

     Our patent protection in Japan may be diminished or lost entirely. The Japanese Patent Office Board of Appeals, acting upon its review of an opposition to Japanese Patent No. 273032 which we have licensed from PARTEQ Research and Development Innovation, issued a document titled "Notice of Reasons for Cancellation" which DUSA received on February 12, 1999. With PARTEQ's assistance, we prepared and filed our response to this action. If our response does not allay the concerns of the Board, they may limit our patent protections or finalize the cancellation. Japan is a major pharmaceutical market and loss of this patent could adversely affect DUSA in at least two ways. First, should DUSA seek to enter the Japanese market, the lack of a patent would probably diminish our market share. Second, even if we did not seek to market in Japan, third-parties might not be interested in licensing the product in Japan without patent protection, and this might affect DUSA's revenues.

     While we attempt to protect our proprietary information as trade secrets through agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent, we cannot guaranty that these agreements will provide effective protection for our proprietary information. It is possible that

     -   these persons or entities might breach the agreements;

     -   we might not have adequate remedies for a breach; and/or

     - our competitors will independently develop or otherwise discover our trade secrets.

     PATENT LITIGATION IS EXPENSIVE, AND WE MAY NOT BE ABLE TO AFFORD THE COSTS.

     The costs of litigation or any proceeding relating to our intellectual property rights could be substantial even if resolved in our favor. See "Business -- Licenses: Other License". Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex patent litigation. For example, third-party competitors may infringe one or more of our patents, and we could be required to spend significant resources to enforce our patent rights. Also, if we were to sue a third-party for infringement of one or more of our patents, that third-party could challenge the validity of our patent(s). Defending our patents could also result in the expenditure of significant resources. We cannot guarantee that a third-party or parties will not claim, with or without merit, that we have infringed on their patent(s), or misappropriated their proprietary material. Defending this type of legal action could also involve considerable expense.

     If a third-party were to file a United States patent application, or be issued a patent claiming technology also claimed by us in a pending United States application(s), we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the priority of invention. A third-party also could request the declaration of a patent interference between one of our issued patents, and a third-party United States patent application. Any interference proceedings likely would require participation by us and/or PARTEQ, and could involve substantial legal fees.

     Thermolase Corporation has patents that may affect our ability to commercialize the use of ALA for hair removal. We are aware that Thermolase has nine related issued United States patents, some of which claim methods for removing or inhibiting the growth of hair. We do not know whether any of these patents cover our plans to market hair removal using ALA because we have not developed a final formulation or method of removing hair with ALA and light. If, after finalizing our formulation and method, we find that any of these patents do cover our planned use of ALA, Thermolase may either prevent us from using our system or they may require us to take a license for a fee.

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF OUR REGULATORY CONSULTANT OR KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

     IF ANY OF THE KEY MEMBERS OF OUR MANAGEMENT WERE TO END HIS RELATIONSHIP WITH US, WE COULD EXPERIENCE SIGNIFICANT DELAYS IN OUR BUSINESS AND RESEARCH OBJECTIVES.

     We are a small company with only 24 employees. We are highly dependent on several key employees with specialized scientific and technical skills including: D. Geoffrey Shulman, MD, FRCPC, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company; Ronald L. Carroll, Executive Vice President and Chief Operating Officer; Stuart L. Marcus, MD, PhD, Senior Vice President, Scientific Affairs; and Scott Lundahl, Vice President, Technology. At least one of them receives regular solicitations for employment from industry competitors. While we have entered employment agreements with these four executive officers, they may not remain with us. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to, motivate and retain these qualified personnel in our specialty drug and light device areas. We currently do not employ anyone who could replace them. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of Dr. Shulman, Mr. Carroll, Dr. Marcus or Mr. Lundahl could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our business, financial condition and results of operations could suffer.

     We also must identify, attract and retain additional qualified management and technical personnel to manage and support our business. Competition for top management and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to satisfactorily allocate responsibilities and that the new members of our executive team will succeed in their roles.

     OUR LEVULAN(R) APPROVAL AND CO-DEVELOPMENT RELATIONSHIP IS ALLOWING RAPID GROWTH AND IS CREATING ADDITIONAL STRESS FOR OUR ALREADY OVERBURDENED STAFF WHICH MAY RESULT IN UNANTICIPATED DELAYS IN OUR BUSINESS AND RESEARCH OBJECTIVES.

     We have recently begun an aggressive growth plan that includes substantial and increased investment in research and development and additional personnel that we will require to support our growth. This rapid growth and increased scope of operations presents a number of risks, including:

     -   an increase in operating expenses,

     - the complexities associated with managing a larger and faster growing organization; and

     -   unanticipated and substantial costs and time delays.

     Our recent FDA approvals, and preparations for the launch of our products, together with our commitment to accelerate our research and development programs has placed and, if sustained, will continue to place, a significant strain on our management and operations. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer service and internal control systems, and to effectively expand, train and manage our employee base.

     Demands placed on our clinical and light device staff have increased and are expected to continue to increase as result of the numerous investigator studies and clinical trials in development. There can be no guarantee that we will be able to effectively oversee and monitor all of these investigator studies and clinical trials. If we are unable to manage multiple studies and clinical trials at the same time, we could have increased costs or significant delays in our development program. In addition, as a result of our recent and anticipated growth, we will need to recruit and hire additional personnel at all operating levels. There can be no guaranty that we will be able to identify suitable candidates to fill these positions.

     BECAUSE WE ARE DEPENDENT UPON OUR INDEPENDENT CONSULTANTS, GUIDELINES, INC., FOR OUR REGULATORY AFFAIRS EXPERTISE, IF THEY STOPPED PROVIDING SERVICES, IT COULD BE COSTLY AND TIME-CONSUMING FOR US TO REPLACE THEM.

     Our clinical development program is being implemented by our senior management, with the assistance of consultants, primarily Guidelines, Inc., a Florida-based company, specializing in drug development and regulatory affairs. While we have improved our regulatory affairs expertise, we still rely on Guidelines to act as liaison with the FDA. A loss of Guidelines' services would force us to expand our regulatory affairs capacity quickly. This could prove to be costly and time-consuming which could cause a material adverse effect on our development program.

                          RISKS RELATED TO OUR INDUSTRY

PRODUCT LIABILITY AND OTHER CLAIMS AGAINST US MAY REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN DAMAGES.

     IF WE BECOME SUBJECT TO A PRODUCT LIABILITY CLAIM WE MAY NOT HAVE ADEQUATE INSURANCE COVERAGE AND THE CLAIM COULD ADVERSELY AFFECT OUR BUSINESS.

     The development, manufacture and sale of medical products exposes us to the risk of significant damages from product liability claims. We maintain product liability insurance for coverage of our clinical trial activities. We intend to obtain coverage for our products when they enter the marketplace but we do not know if it will be available at acceptable costs. If the cost is too high, we will have to self-insure. While we have not experienced any product liability claims, a successful claim in excess of our clinical trial insurance coverage or any coverage for commercial use of our products could have a materially adverse effect on our business, financial condition and results of operations.

     OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS AND WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS AND REGULATIONS.

     We use various hazardous materials, such as mercury in fluorescent tubes in our research and development activities. Even though we do not currently manufacture any products, we are subject to federal, state and local laws and regulations which govern the use, manufacture, storage, handling and disposal of hazardous materials and specific waste products. We believe that we are in compliance in all material respects with applicable environmental laws and regulations and we do not expect to make material capital expenditures for environmental control facilities in the near-term. However, we cannot guaranty that we will not incur significant costs to comply with environmental laws and regulations in the future. We also cannot guaranty that our operations, business or assets will not be materially adversely effected by current or future environmental laws or regulations. In addition, although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and this liability could exceed our resources.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES THAT COULD MAKE SOME OR ALL OF OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE.

     COMPETING PRODUCTS AND TECHNOLOGIES MAY MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

     Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Well-known pharmaceutical, biotechnology and chemical companies are marketing well-established therapies for the treatment of various dermatological conditions including AKs. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PDT/PD advances.

     We expect that our principal methods of competition with other PDT companies will be based upon such factors as:

     -   the ease of administration of our photodynamic therapy,

     -   the degree of generalized skin sensitivity to light,

     -   the number of required doses,

     - the selectivity of our drug for the target lesion or tissue of interest, and

     -   the type and cost of our light systems.

     We cannot give you any assurance that new drugs or future developments in PDT or in other drug technologies will not have a material adverse effect on our business. Increased competition could result in:

     -   price reductions,

     -   lower levels of third-party reimbursements,

     -   failure to achieve market acceptance, and

     -   loss of market share,

any of which could have an adverse effect on our business. Further, we cannot give you any assurance that developments by our competitors or future competitors will not render our technology obsolete.

     OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE BETTER PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING EXPERTISE.

     Several companies are developing PDT agents other than Levulan(R). These include: QLT PhotoTherapeutics Inc. (Canada); Miravant, Inc. (U.S.); Pharmacyclics, Inc. (U.S.); Scotia Pharmaceuticals (United Kingdom); and Photogen Technologies, Inc. (U.S.). We are also aware of several overseas companies doing research with ALA, including: medac GmbH (Germany) which is 25% owned by Schering AG; ESC Medical Systems Ltd. (Israel); and Photocure (Norway).

     Many of our competitors have substantially greater financial, technical and marketing resources than we have. In addition, several of these companies have significantly greater experience than we do in developing products, conducting preclinical and clinical testing and obtaining regulatory approvals to market products for health care.

     Photocure is also conducting late-stage clinical trials using a related ALA compound with PDT for dermatological uses. We are aware that medac is developing ALA PDT for bladder cancer detection in Germany and may receive regulatory approval in Germany prior to the time that we could receive approval from the FDA. We believe that our United States patents may be infringed if medac sells its products in the United States.

     We also know from published reports that an Israeli firm, ESC Medical Systems Ltd., has entered into a worldwide distribution and supply agreement for a medical grade of ALA (ALA Fine(TM)) for PDT applications. ESC has indicated that it has used ALA Fine(TM) and its Versalight(R) to treat skin cancer in over 1,000 patients. These products are not available in the United States and we believe that the PARTEQ patents would be infringed if the ESC products were made, used or sold in the United States. However, these ESC products could compete with some of our products, if approved by health regulatory authorities outside of the United States or other countries covered by PARTEQ patents.

                           RISKS RELATED TO OUR STOCK

IF OUTSTANDING OPTIONS AND WARRANTS ARE CONVERTED, THE VALUE OF THOSE SHARES OF COMMON STOCK OUTSTANDING JUST PRIOR TO THE CONVERSION WILL BE DILUTED.

     As of February 15, 2000 there were outstanding options and warrants to purchase 2,087,500 shares of common stock, with exercise prices ranging from U.S. $3.25 to $15.875 per share, respectively, and ranging from CDN. $4.69 to CDN. $12.875 per share, respectively. In addition, there are 32,575 outstanding underwriter's purchase options from offerings completed in 1995 and 1996 and 7,109 outstanding placement agent warrants from a private placement completed in 1999. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR BIOTECHNOLOGY STOCK COULD RESULT IN THE SUDDEN CHANGE IN THE MARKET VALUE OF OUR STOCK.

     From time to time and in particular during the last several months, the price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 1999 to January 31, 2000, our stock price has ranged from a high of $31.875 to a low of $5.531. Over approximately the past six (6) months our stock price has ranged from a high of $32.750 to a low of $13.063. Factors that contributed to the volatility of our stock during the last twelve
(12) months included:

     -   announcement of "approvability" from the FDA;

     -   new competitors entering the marketplace;

     -   execution of a collaboration agreement;

     -   release by us and our competitors of the results of clinical trials;
         and

     -   receipt of marketing approval from the FDA.

     The significant general market volatility in similar stage pharmaceutical and biotechnology companies made the market price of our common stock even more volatile.

EFFECTING A CHANGE OF CONTROL OF DUSA WOULD BE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK.

     Our certificate of incorporation authorizes the board of directors to issue up to 100 million shares of stock, 40 million of which are common stock. The board of directors has the authority to determine the price, rights, preferences and privileges, including voting rights, of the remaining 60 million shares without any further vote or action by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

     We also have a shareholder rights plan. The plan may have the effect of delaying, deterring, or preventing changes the management or control of DUSA, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the board of directors. Under the plan, if a person or group acquires 15% or more of our common stock, all holders of rights (other than the acquiring shareholder) may, upon payment of the purchase price then in effect, purchase common stock having a value of twice the purchase price. In the event that we are involved in a merger or other similar transaction where DUSA is not the surviving corporation, all holders of rights (other than the acquiring shareholder) shall be entitled, upon payment of the then in effect purchase price, to purchase common stock of the surviving corporation having a value of twice the purchase price. The rights will expire on September 26, 2007, unless previously redeemed.

ITEM  2.    PROPERTIES

     In May 1999 we entered into a new five year lease for 16,000 sq. ft. plus an option on an additional 2,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. This facility will accommodate the expansion of operational, technical and marketing personnel for the scale-up of the manufacturing process. Annual rent on a triple net basis will total $140,000.00 per year beginning June 1, 1999. Our wholly owned subsidiary, DUSA Pharmaceuticals New York, Inc., relocated from Tarrytown, New York, to larger facilities, approximately 4,000 sq. ft., in Valhalla, New York in October 1997 under the terms of a five year lease at an annual rental in 1999 of approximately $98,500. We have also entered into a new three year lease for approximately 1,300 sq. ft. of office space in Toronto in the same building DUSA previously occupied. This facility will accommodate the offices of our President, Controller and shareholder services personnel. Annual rent payments will total $31,272 per year beginning August 1, 1999, plus approximately $27,728 for lease operating costs during the first year of the term.

ITEM  3.    LEGAL PROCEEDINGS

     We are not involved in any material legal proceedings, but see "Business --
Licenses: Other License".

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "DUSA." The following are the high and low closing prices for the common stock reported for the quarterly periods shown.


Price range per common share by quarter, 1998:

                                           First           Second             Third             Fourth
                                           -----           ------             -----             ------
Nasdaq
High                                      $16.625          $16.063             $7.125              $8.000
Low                                        10.625            6.500              2.875               2.250

Price range per common share by quarter, 1999:

                                           First           Second             Third             Fourth
                                           -----           ------             -----             ------
Nasdaq
High                                       $8.563          $11.563            $16.000             $31.875
Low                                         5.531            7.250             10.375              12.938

     On February 29, 2000, the closing price of our common stock was $35.813 per share on the Nasdaq Stock Market. On February 29, 2000, there were approximately 743 holders of record of the common stock.

     We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

ITEM  6.    SELECTED FINANCIAL DATA

     The following information is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data for the Company presented below for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and for the cumulative period from February 21, 1991 (date of incorporation) to December 31, 1999 have been derived from the Company's audited financial statements.

CONSOLIDATED STATEMENT OF OPERATING DATA


                                                                                                            Cumulative period from
                                                                                                            February 21, 1991
                                                                                                            (date of incorporation
                                                             Year ended December 31,                        to December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                       1999         1998          1997               1996              1995
----------------------------------------------------------------------------------------------------------------------------------
Non-operating revenue                 $574,098     $515,184      $893,147       $1,073,006         $572,742         $6,274,995
----------------------------------------------------------------------------------------------------------------------------------
Research and development costs       4,194,532    4,502,391     6,252,830        5,652,442        3,044,979         30,762,523

                                                                                                             Cumulative period from
                                                                                                                 February 21, 1991
                                                                                                              (date of incorporation
                                                                                                                   to December 31,
                                                                   Year ended December 31,                               1999
-----------------------------------------------------------------------------------------------------------------------------------

                                                   1999          1998           1997          1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Other operating expenses                         1,818,193     1,729,741     1,760,409      2,220,883      1,175,296     11,431,898
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                  90,000             -             -              -              -         90,000
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                       (5,528,627)   (5,716,948)   (7,120,092)    (6,800,319)    (3,647,533)   (35,946,594)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per common share   $     (0.50)  $     (0.61)   $    (0.76)    $    (0.75)    $    (0.65)   $     (5.15)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares
outstanding                                     11,061,016     9,365,950     9,358,038      9,087,823      5,589,486      6,973,176
-----------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET DATA

                                                           As of December 31,
------------------------------------------------------------------------------------------------------------

                                          1999          1998           1997          1996         1995
------------------------------------------------------------------------------------------------------------
Total Assets                           $28,156,845     $7,140,675   $13,081,248    $20,129,257  $20,827,578
------------------------------------------------------------------------------------------------------------

Cash and investment securities          26,897,580      6,722,132    12,767,142     19,719,496   20,479,592
------------------------------------------------------------------------------------------------------------

Shareholders' equity                    17,059,928      6,416,146    12,019,351     19,101,790   20,219,240
------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     When you read this section of this report, it is important that you also read the financial statements and related notes included elsewhere herein. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those we anticipate in these forward-looking statements for many reasons, including the factors described below and in "Risk Factors".

OVERVIEW

     We are a development-stage pharmaceutical company focused on the research and development of our drug, Levulan(R), combined with exposure to light, to treat and detect various medical conditions. Our first product, Levulan(R) 20% Topical Solution with photodynamic therapy for actinic keratoses, or AKs, of the face and scalp, was approved by the FDA on December 3, 1999. The PMA, the regulatory application for the clinical trial version of our BLU-U(TM), was approved on the same day. The development of our other dermatology and non-dermatology potential indications are at exploratory, Phase I or Phase II stages. See "Business -- Our Products." Since our inception in 1991, we have primarily devoted our resources to funding research and development and as a result, we have experienced significant operating losses. As of December 31, 1999, we had an accumulated deficit of $35,946,594.

      Our transition from a development-stage company to a profitable operating company is dependent upon approval by the FDA of a PMA supplement which we will file shortly covering the commercial version of the BLU-U(TM). Our Wilmington facilities, and perhaps our BLU-U(TM) manufacturer, must pass inspection by the FDA before the supplement is approved. Also, we must develop a market for our products. To address this need, in November 1999, we entered into a co-development, marketing and supply agreement with Schering AG. Schering AG's U.S. affiliate, Berlex Laboratories, Inc., is responsible for the marketing and selling of Levulan(R) PDT for AK and other dermatology products in the United States which we and Schering AG may co-develop. We will decide shortly which clinical programs will be funded this year. Schering AG is obligated to spend two-thirds of the development budget, up to $3 million, while we are obligated to spend one-third of the co-development budget up to $1.5 million during 2000. While Schering AG will market and sell the Levulan(R) Kerastick(TM), and market the BLU-U(TM), we are responsible for distributing, maintaining and repairing the BLU-U(TM). At this time, we intend to lease the BLU-U(TM) to doctors. We expect to build sufficient inventory of the BLU-U(TM) which we will finance initially through Schering AG and later through equipment financing or our own cash flow. We have agreed to maintain a year's worth of inventory of ALA, in bulk, or as finished Kerastick(TM) brand applicators until we obtain a second source of supply. Also, we have purchased key pieces of equipment to prepare for the establishment of a limited production line so that a second source could manufacture the Kerastick(TM).

     In 1991, we licensed the primary patents for our drug technology platform from PARTEQ Research and Development Innovation, the licensing arm of Queen's University, Kingston, Ontario, Canada. Our exclusive license covers all countries of the world, except Canada. PARTEQ is entitled to minimum royalties of up to CDN $1.1 million of which CDN $532,056 has been paid and recorded as deferred royalties in 1999, based upon the milestone payments we received from Schering AG. We have expensed the 1998 payment of the CDN $100,000 and are also entitled to credit this payment against the CDN $1.1 million. We must also pay PARTEQ royalties on net sales of products, including products marketed and sold by Schering AG.

     To strengthen our cash position and in order to support ongoing operations during the FDA review process, we completed a private placement of 1,500,000 million shares of our common stock in January 1999 raising gross proceeds of $7.5 million. In addition, on February 23, 2000, we signed a definitive agreement with ten mutual funds or collective trust funds advised by INVESCO Funds Group, Inc. for a private placement of 1,500,000 shares of our common stock. The purchase price is $28.50 per share. The closing is scheduled to occur promptly after the declaration by the SEC that a registration statement covering shares is effective. If the shares are not registered by 105 days following the filing of the registration statement, the funds have the right to terminate the agreement. We agreed to pay at closing a commission of 4.5% on the gross proceeds plus a non-accountable expense allowance of $25,000 to the placement agent. See "Management's Discussion and Analysis Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We have not yet derived any commercial revenues from product sales. However, assuming that the PMA supplement is approved by the FDA and that our facilities pass FDA inspection, we expect to receive royalties and supply fees from Schering AG later this year from sales of our first product. Even with these revenues, we expect to continue to incur operating losses during the next one to two years depending upon sales levels, as we continue to incur research and development costs for our dermatology and non-dermatology development programs. We also expect to incur capital expenditures in the coming months at the facilities of our Kerastick(TM) brand manufacturer.

     At the current time, we are preparing for the commercial launch of our first products. However, delays in the FDA approval process of our PMA supplement, or in delivery to Schering AG of sufficient product supplies from our third-party manufacturers for the launch of the Levulan(R) Kerastick(TM), or Schering AG's ability to hire and train sufficient sales representatives, would delay the marketing of our products and would have a significant adverse impact on our near-term financial results.

            If product sales by Schering AG do not meet our expectations, then in order to advance our research and development program as now planned beyond 2002, we may need to raise additional funds. For non-dermatology indications, we may enter into joint development or licensing arrangements, both domestically and internationally, with pharmaceutical companies, in which we would seek to have an alliance partner make up-front and/or milestone payments, and assume some or all of the costs of clinical testing and of obtaining regulatory marketing approval for the products licensed. To the extent that we do not enter into such arrangements, we may require separate funding to complete the regulatory approval process for non-dermatology products and would likely need additional funds to market these potential products. See "Risk Factors -- We must receive separate approval for each of our potential products before we can sell them commercially in the United States or abroad; and -- If we are unable to obtain the necessary capital to fund our operations, we will have to delay our development programs and may not be able to complete our clinical trials."

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 1999, 1998 and 1997

            Interest Income. Interest income, the only significant source of income at the current time, was $574,098, $508,256, and $891,088 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest is earned primarily on United States government securities. In 1999, interest was higher than in 1998 as we earned interest on the proceeds from our January 1999 private placement and on the payments from Schering AG. Interest income decreased for the year ended 1998 as compared to for the year ended 1997, as we continued to spend funds for ongoing research and development. Interest income is expected to increase due to the receipt from Schering AG of $8.75 million in cash proceeds and $6.25 million for 340,458 shares of our common stock in the fourth quarter of 1999, and after the $15 million payment due DUSA within 30 days of first commercial sale in the United States, subject to approval of the commercial version of the BLU-U(TM). If the recent private placement for $42.75 million closes, we expect that additional interest income will accrue. However, unless our PMA supplement is approved and a large market for our first products develop, interest income will decline as funds are spent for our research and development programs. See Note 8 to the Notes to the Consolidated Financial Statements.

            Research and Development Expenses. Research and development costs for the year ended December 31, 1999 were $4,194,532 as compared to $4,502,391 for the year ended December 31, 1998 and $6,252,830 for the year ended December 31, 1997. The decrease in costs following 1997 reflected our efforts to delay some of our research programs while we were waiting for FDA approval and completion of a dermatology partnership. The higher costs in 1997 also reflect the completion of our multi-center Phase III trials for AKs, preparation for the filing of the AKs NDA, and preparation for initiation of the bladder cancer PD Phase I/II trial, all of which occurred in 1997. We expect that 2000 research and development costs will increase above 1999 expenditures, although a portion of these costs will be reimbursed by Schering AG. Costs and development fees associated with agreements for research projects and clinical studies commit us to make payments during 2000 of approximately $786,000. See Note 9h. to the Notes to the Consolidated Financial Statements.

            General and Administration Expenses. General and administration expenses for the years ended December 31, 1999, 1998, and 1997 were $1,715,298, $1,662,228, and $1,706,113, respectively. These costs are expected to increase significantly in the future as we continue to add personnel, including additional executive officers.

            Income Taxes. As of December 31, 1999, we had net operating loss carryforwards of approximately $24,255,000 for federal income tax purposes and tax credit carryforwards of approximately $876,000 for federal reporting purposes. These amounts expire at various times through 2019. See Note 5 to the Notes to the Consolidated Financial Statements. A provision for alternative minimum tax has been made in the amount of $90,000.

            We have implemented SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. We have determined that, at present, we operate in one segment which is the development of emerging technologies using drugs in combination with light to treat and detect disease.

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of our fiscal year ending December 31, 2001. We are in the process of evaluating the effect of this Statement on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

            We have funded our operations primarily from sales of securities in public and private offerings and recently with milestone payments from Schering AG. In January 1999, we issued 1,500,000 million shares of our common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 receiving gross proceeds of $7.5 million. See Note 6 to the Notes to the Consolidated Financial Statements. Since the closing of the agreement with Schering AG, Schering AG has paid $8.75 million in cash milestones and $6.25 million for shares of our common stock. The revenue from the milestone payments has been deferred and amortization will begin following the first commercial sale of our products. See Note 2f. to the Notes to the Consolidated Financial Statements. If the INVESCO private placement of 1,500,000 million shares of common stock closes, gross proceeds of $42.75 million would place us in a strong financial position.

            As of December 31, 1999, our total assets, consisting primarily of cash and United States government securities available for sale, were $28,156,845, as compared to $7,140,675 as of December 31, 1998. Our United States government securities available for sale have an aggregate cost of $19,951,281 and a current aggregate market value of $19,868,962 as of December 31, 1999, resulting in a net unrealized loss on securities available for sale of $82,319, provision for which has been recorded as part of shareholders' equity and as an item of comprehensive income. As of December 31, 1998, the aggregate cost was $5,502,841 and the market value was $5,508,375, resulting in an unrealized gain of $5,534. The market value of our government securities fluctuates with changes in interest rates in the United States from the time these securities were acquired. Losses can be realized, depending upon the timing of our need to convert government securities into cash to meet our working capital requirements. Our government securities currently have yields ranging from 4.97% to 6.48%, and maturity dates ranging from January 14, 2000 to November 20, 2001. As of December 31, 1998, these securities had yields ranging from 4.76% to 6.49% and maturity dates ranging from January 7, 1999 to August 10, 1999. We have invested our funds in liquid investments, so that we will have ready access to our cash reserves as needed for the funding of our development plan on a short-term and long-term basis. The net proceeds from our January 1999 private placement and the funds from Schering AG have also been invested in short and medium-term U.S. government securities.

            As of December 31, 1999, we had current liabilities of $1,305,250 as compared to $724,529 as of December 31, 1998. Since our inception, we have had no long term debt, nor do we have any plans to enter into any such financial arrangements. We do have a secured line of credit from Schering AG for up to $1 million to help us finance inventory purchases of our BLU-U(TM) from our supplier. This line of credit is interest-free but must be re-paid within one year of our first draw down of funds.

            Our management is currently focusing its attention on the commercialization of Levulan(R) PDT for AKS, the dermatology co-development program and development of our bladder cancer detection indication. As part of this effort, we have committed to reimburse the manufacturer of our Kerastick(TM) applicator in the amount of $265,000 for construction at its facilities related to our product. Full development and testing of all potential indications which are currently under development or being consider for development, may require additional funding. The timing of expenditures will be dependent on various factors, including

            -   progress of our research and development programs;
            -   the results of preclinical and clinical trials;
            -   the timing of regulatory marketing approvals;
            -   competitive developments;
            - payments under the agreement with Schering AG and any additional collaborative arrangements, if any, we may enter; and
            -   the availability of other financing.

            There can be no assurance, however, that sufficient funds will be available to enable us to obtain regulatory marketing approval or to market any future product for any indications currently under development. There is no way to predict the timing or magnitude of revenues from the marketing of our products or whether any such revenues will be realized. While the net proceeds of the January 1999 offering and the Schering AG payments will enable us to maintain our current research program as planned and support the commercialization of Levulan(R) PDT for AKs through at least the next 24 months, in order to maintain and expand continuing research and development programs, DUSA will need to close the INVESCO private placement or raise additional funds through future corporate alliances, financings, or other sources, depending upon the amount of revenues we receive from our first product.

            If sufficient funds are available, we may also use our resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that complement, enhance or expand our business. We will be actively seeking relationships with pharmaceutical or other suitable organizations to market some of our potential non-dermatology products and technologies, or to provide funding for research projects.

            We have 24 full-time employees. We have employment agreements with our four key executive officers. We have purchased and are the named beneficiary of a key man life insurance, having a face value of CDN $2.0 million on the life of our President. We also have retained numerous independent consultants, and the services of key researchers at leading university centers, whose activities are coordinated by our employees. See Note 9h. to the Notes to the Consolidated Financial Statements. We expect that we will hire or retain significantly more employees and consultants as commercialization of Levulan(R) PDT approaches, particularly in the operations, financial and regulatory areas.

            We have not made any material capital expenditures for environmental control facilities in the near-term. If we decide, in the future, to establish a limited production line for the manufacture of the Kerastick(TM), we expect that our facility will be governed by environmental laws, but we do not expect these laws to require material capital expenditures. There can be no assurance, however, that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or any assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations. See "Business -- Government Regulation."

INFLATION

            Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on our operating costs. We have included an inflation factor in our cost estimates. However, the overall net effect of inflation on our operations is expected to be minimal.

MARKET RISK

            We hold fixed income U.S. government securities which are subject to interest rate market risks. However, we do not believe that the risk is material as we make our investments in relatively short-term instruments and we strive to match the maturity dates of these instruments to our cash flow needs. A ten percent decline in the average yield of these instruments would not have a material effect on our results of operations or cash flows.

YEAR 2000 COMPLIANCE.

            Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field needed to be expanded to 4 digits. As a result, many companies' software and computer systems were upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 compliant could have resulted in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

            To date, we have not suffered any disruptions in our computer systems or software when the expanded date code field was first used on January 1, 2000. In addition, to date, we have not been made aware that any third-party systems we rely on, the manufacturing systems of our vendors or the systems our customers use to order our services have suffered disruptions in their systems.

FORWARD-LOOKING STATEMENTS SAFE HARBOR

            This report, including the Management's Discussion and Analysis, contains various "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent our expectations or beliefs concerning future events, including, but not limited to statements regarding management's beliefs regarding the PMA supplement for the BLU-U(TM), expectations regarding the commercial launch, potential revenues, inventory levels, and the co-development program with Schering AG, clinical trial expectations for various conditions, commencement of new light device and drug development efforts and clinical trials, expectations of exclusivity under the Hatch/Waxman Act and other patent laws, intentions to seek foreign regulatory approvals and to market outside the United States, beliefs regarding environmental compliance, intentions to obtain product liability insurance, beliefs concerning litigation regarding a license agreement and patent disputes, the impact of a third-parties regulatory compliance and fulfillment of contractual obligations, the expectations regarding the closing of the INVESCO private placement and sufficiency of our cash resources for our future liquidity, support of independent investigators, expectations for future strategic opportunities and research and development programs, further development of our dermatological products, expectations for continuing operating losses and our capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of our products, reliance on third-parties, the securities regulatory process, the maintenance of our patent portfolio and levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report.........................................    F-1
Consolidated Balance Sheets..........................................    F-2
Consolidated Statements of Operations................................    F-3
Consolidated Statements of Shareholders' Equity......................    F-4
Consolidated Statements of Cash Flows................................    F-7
Notes to the Consolidated Financial Statements.......................    F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The name, age and position with DUSA of each of our directors and executive officers is listed below, followed by summaries of their background and principal occupations. All of the directors were elected to the Board of Directors at the last Annual Meeting of Shareholders and all are currently serving as directors. All directors hold office until our Annual Meeting of Shareholders and until their successors have been elected and qualified. Executive officers are elected annually, and serve at the discretion of the Board of Directors.

NAME                                                   AGE           TITLE                                                  DATE
----                                                   ---           -----                                                  ELECTED
                                                                                                                            -------
D. Geoffrey Shulman, MD, FRCPC.....................    45            Chairman of the Board, President,
                                                                     Chief Executive Officer, Chief
                                                                     Financial Officer, and Director.................       9/05/91

John H. Abeles, MD ................................    55            Director........................................       8/02/94

James P. Doherty, BSc (1)(2).......................    72            Director........................................       9/26/91

Jay M. Haft, Esq.(1)...............................    64            Director........................................       9/16/96

Richard C. Lufkin, SB, MBA (2).....................    53            Director........................................       1/27/92

Ronald L. Carroll..................................    51            Executive Vice President, Chief Operating Office       5/14/98

Stuart L. Marcus, MD, PhD..........................    53            Senior Vice President of Scientific Affairs.....       10/11/9

Scott L. Lundahl...................................    41            Vice President, Technology......................       6/23/99

Mark C. Carota.....................................    44            Vice President, Operations .....................       2/18/00

Nanette W. Mantell, Esq............................    47            Secretary.......................................       2/19/92

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

             Set forth below is certain information, including principal occupations within the five (5) preceding years, with respect to our directors and officers.

            D. Geoffrey Shulman, MD, FRCPC, is our founder. Dr. Shulman, a dermatologist, was the President and a director of Draxis Health Inc. from its founding in October 1987 until May 1990, was Co-Chairman from October 1990 to April 1993, and Chairman of the Board of Draxis Health Inc. from April 1993 until March 1996. He also participates, on a limited basis, in a private dermatology practice.

             John H. Abeles, MD, is the President and founder of MedVest, Inc. which, since 1980, has provided consulting services to health care and high technology companies. Dr. Abeles is a member of the Board of Directors of I-Flow Corporation, Oryx Technology, Inc., PharmaPrint Corp. and Encore Medical Corporation.

             James P. Doherty, BSc, joined Draxis Health Inc. in May 1990 as its President & COO following an extensive career in the pharmaceutical industry. He remains a director of Draxis Health Inc. and was appointed Vice Chairman after relinquishing his duties as President in 1992. Mr. Doherty was our Vice President of Corporate Development from May 1993 to May 1995 when he retired from that position.

             Jay M. Haft, Esq., is a strategic and financial consultant. He was a senior corporate partner of the law firm of Parker, Duryee, Rosoff & Haft from 1989 to 1994, and is currently of counsel to that firm. Mr. Haft is a member of the Boards of Directors of Robotic Vision Systems, Inc., Noise Cancellation Technologies Group, Inc., DCAP Group, Inc., Encore Medical Corporation, PC Service Source, Inc., Oryx Technology, Inc. and Thrift Management, Inc.

            Richard C. Lufkin, SB, MBA, is the principal and founder of Enterprise Development Associates, a proprietorship formed in 1985 which provides consulting and venture support services to early stage technology-based companies.

            Ronald L. Carroll, has been employed by DUSA since May 1998. In 1994 Mr. Carroll co-founded and became President of Lumenetics, Inc., a privately-owned medical device development company, which, prior to May 1998, provided us with consulting services in the light device technology area. Prior to forming Lumenetics, Inc., Mr. Carroll had extensive experience as a new product development executive in the pharmaceutical industry with positions in manufacturing, regulatory affairs and marketing.

             Stuart L. Marcus, MD, PhD, is employed by DUSA. Prior to joining us, in October 1993, Dr. Marcus was Director of the Hematology/Oncology Department of Daiichi Pharmaceuticals Inc. in Fort Lee, New Jersey. From April 1987 until October 1992, he was employed by the Medical Research Division of the American Cyanamid Company in Pearl River, New York. During those years, Dr. Marcus directed photodynamic therapy clinical development, among other assignments.

            Scott L. Lundahl, has been employed by DUSA since May 1998. In 1994 Mr. Lundahl co-founded and became Vice President of Lumenetics, Inc., a privately-owned medical device development company, which, prior to May 1998, provided us with consulting services in the light device technology area.

            Mark C. Carota, has been employed by DUSA since October 1999. Prior to joining DUSA, Mr. Carota was Director of Operations from November 1998 to October 1999 for Lavelle, Inc., a privately held manufacturer of orthopedic instrumentation. From July 1998 to November 1998, Mr. Carota was employed as Director of Quality Assurance by CGI Inc., Prior to joining CGI Inc., Mr. Carota was employed by Allergan Inc., from February 1997 to July 1998 where he had responsibility for quality assurance, engineering and facilities. From June 1991 to February 1997, Mr. Carota was employed by Smith & Nephew, where he managed the quality function.

             Nanette W. Mantell, Esq., is our Secretary. She has been a shareholder with the law firm of Lane and Mantell, a professional corporation, Somerville, New Jersey since 1989.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Under the securities laws of the United States, our directors, executive officers and any person holding more than ten percent (10%) of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Based on our review of the copies of such forms we have received, DUSA believes that all of our officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal 1999. We are not aware of any person who holds greater than 10% beneficial ownership. In making these statements, we have relied on the written representations of our directors and officers and copies of the reports that they have filed with the SEC.

ITEM  11.   EXECUTIVE COMPENSATION

            The following table shows, for the fiscal years ended December 31, 1999, 1998 and 1997, certain compensation we have paid to our executive officers. As of December 31, 1999, the only officers to receive cash compensation in excess of $100,000 were our President, Executive Vice President, Senior Vice President of Scientific Affairs and Vice President, Technology. All amounts are stated in United States dollars unless otherwise indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long Term Compensation
                                                                                           ---------------------------------------
                                                             Actual Compensation                   Awards        Payouts
                                                         --------------------------------  --------------------  -------
                                                                                  Other                                     All
                                                                                  Annual    Restricted                     Other
                                                                                  Compen-     Stock                LTIP    Compen-
Name and Principal                                       Salary     Bonus         sation     Award(s)   Options   Payouts  sation
Position                                    Year           ($)       ($)          ($)(1)       ($)        (#)       ($)     ($)
----------------------------------------------------------------------------------------------------------------------------------
D. Geoffrey Shulman,
MD, FRCPC, Chairman of the Board,           1999        275,000      206,250         --         --     160,000      --      --
President, Chief Executive Officer          1998        275,000       68,750         --         --      10,000      --      --
and Chief Financial Officer(2)              1997        250,000      125,000         --         --      10,000      --       -

Ronald L. Carroll                           1999        176,000       53,625         --         --      30,000      --      --
Executive Vice President, Chief             1998         95,000       40,625         --         --      60,000      --      --
Operating Officer(3)                          --             --           --         --         --          --      --      --

Stuart L. Marcus, MD,                       1999        210,000       63,000         --         --     100,000      --      --
PhD, Senior Vice President of               1998        200,000       50,000         --         --          --      --      --
Scientific Affairs(4)                       1997        180,000       45,000         --         --          --      --      --

Scott L. Lundahl, Vice                      1999        148,923       45,375         --          -      20,000       -      --
President,                                    --             --           --         --          -           -       -      --
Technology(5)                                 --             --           --          -          -           -       -      --

Mark C. Carota, Vice President,             1999         21,192           --         --          -      20,000)      -      --
Operations(6)                                 --             --            -         --          -           -       -      --
                                               -             --           --          -          -           -       -      --



(1) No officer had perquisites in excess of $50,000 or 10% of salary and bonus reported for 1999, 1998, and 1997.

(2) On March 5, 1999, Dr. Shulman was awarded options to purchase 150,000 shares of our common stock pursuant to the 1996 Omnibus Plan. The exercise price is equal to 10% above the closing price of the common stock on The Nasdaq Stock Market on the date of the grant (which was $6.375), or $7.0125 on 3/5/00, and increases by 10% on each subsequent vesting date to $7.7138 on 3/5/01, $8.4851 on 3/5/02, and $9.333 on 3/5/03. On June 11,
      1999, he received an automatic grant of non-qualified stock options to purchase 10,000 shares of our common stock at an exercise price of $9.688. Dr Shulman received automatic grants in the same amount on June 6, 1997 and June 12, 1998, at exercise prices of $6.25 and $6.9375, respectively, being the closing price on the date of the grants.

(3) Mr. Carroll became Executive Vice President and Chief Operating Officer effective May 14, 1998. Mr. Carroll is the President and a principal shareholder of Lumenetics, Inc. ("Lumenetics"), our former light device consultants. During the last fiscal year, we paid a total of $191,962.50 to Lumenetics, in the form of equipment lease payments totaling $46,000 and reimbursement for office space and related expenses totaling $145,962.50. On March 5, 1999, Mr. Carroll was awarded options to purchase 30,000 shares of our common stock pursuant to the 1996 Omnibus Plan, as amended. These options have an exercise price equal to 10% above the closing price of the common stock on The Nasdaq Stock Market on the date of the grant (which was $6.375), or $7.0125 on 3/5/00, and increases by 10% on each subsequent vesting date to $7.7138 on 3/5/01, $8.4851 on 3/5/02, and $9.333 on 3/5/03. Mr. Carroll also is an assignee of 60,000 options which were previously granted to Lumenetics, 10,000 of which were granted at an exercise price of $3.625, the closing price of our common stock on The Nasdaq Stock Market on the date prior to the date of grant and 50,000 which have an exercise price of $6.125 per share, the closing price of our common stock on The Nasdaq Stock Market on the date of the grant.

(4) On March 5, 1999, Dr. Marcus was awarded options to purchase 100,000 shares of our common stock pursuant to the 1996 Omnibus Plan. These options have an initial exercise price equal to 10% above the closing price of the common stock on The Nasdaq Stock Market on the date of the grant (which was $6.375), or $7.0125 on 3/5/00, and increases by 10% on each subsequent vesting date to $7.7138 on 3/5/01, $8.4851 on 3/5/02, and $9.333 on 3/5/03.

(5) Mr. Lundahl became Vice President, Technology effective June 23, 1999. Mr. Lundahl is Vice President and a principal shareholder of Lumenetics, Inc. ("Lumenetics"), our former light device consultants. During the last fiscal year, the Company paid a total of $191,962.50 to Lumenetics, in the form of equipment lease payments totaling $46,000 and reimbursement for office space and related expenses totaling $145,962.50. On March 5, 1999, Mr. Lundahl was awarded options to purchase 20,000 shares of our common stock pursuant to the 1996 Omnibus Plan, as amended. These options have an initial exercise price equal to 10% above the closing price of the common stock on The Nasdaq Stock Market on the date of the grant (which was $6.375), or $7.0125 on 3/5/00, and increases by 10% on each subsequent vesting date to $7.7138 on 3/5/01, $8.4851 on 3/5/02, and $9.333 on
      3/5/03. Mr. Lundahl also is an assignee of 60,000 options which were previously granted to Lumenetics, 10,000 of which were granted at an exercise price of $3.625, the closing price of our common stock on The Nasdaq Stock Market on the date prior to the date of grant and 50,000 which have an exercise price of $6.125 per share, the closing price of our common stock on The Nasdaq Stock Market on the date of the grant.

(6) Mr. Mark C. Carota became Vice President, Operations on February 18, 2000. Mr. Carota was employed by DUSA as Director of Quality Assurance on October 18, 1999. As of December 31, 1999, he had received annual cash compensation in the form of salary equal to $21,192.30. In connection with his employment, Mr. Carota was granted options to purchase 20,000 shares of our common stock, at an exercise price of $15.25, the closing price of our common stock on The Nasdaq Stock Market on the date of the grant.

                              OPTION GRANTS IN 1999

      The following grants of stock options were made to the named executive officers during fiscal year 1999.

                                                                                                     POTENTIAL REALIZABLE
                                                                                                        VALUE OF ASSUMED
                                                                                                   ANNUAL RATES OF STOCK PRICE
                                               INDIVIDUAL GRANTS                                 APPRECIATION FOR OPTION TERM(4)
                           ----------------------------------------------------------------     ----------------------------------
                                  Number of               % of Total
                                  Securities             Options/SARs           Exercise or
                           Underlying Options/SARs  Granted to Employees in     Base Price      Expiration
    Name                         Granted (1)              Fiscal Year           ($/Share)          Date       5%($)        10%($)
-------------------------  -----------------------  -----------------------     -----------     ----------  --------    ----------
Dr. D. Geoffrey Shulman             150,000(5)                   35%            $7.0125(6)      03/05/09    $157,680    $1,080,315
                                     10,000(2)                   2.3%           $9.688(3)       06/11/09     $60,927      $154,400

Ronald L. Carroll (5)                30,000                       7%            $7.0125(6)      03/05/09     $31,530      $216,063

Dr. Stuart L. Marcus(5)             100,000                      24%            $7.0125(6)      03/05/09    $105,100      $720,210

Scott L. Lundahl(5)                  20,000                       5%            $7.0125(6)      03/05/09     $21,020      $144,042

Mark C. Carota(5)                    20,000                       5%            $15.25          10/18/09    $191,812      $486,090

(1) All options in this table have been granted pursuant to the 1996 Omnibus Plan as amended. The options have exercise prices equal to the fair market value on the date of the grant.

(2) Dr. Shulman's options were granted automatically and were immediately vested upon his reelection to the Board of Directors on June 10, 1999. The option expires ten (10) years from the date of the grant.

(3) Under the 1996 Omnibus Plan, as amended by the shareholders on June 5, 1997, the exercise price of options granted to directors, which include the 10,000 options granted to Dr. Shulman, may be paid in cash, or at the discretion of the Compensation Committee, by tender of common stock and cash or through other such means as the Committee determines are consistent with the 1996 Omnibus Plan, as amended.

(4) The potential realizable value is calculated based on the fair market value of our common stock on the date of the grant. These amounts only represent certain assumed rates of appreciation established by the SEC. There can be no assurance that the amounts reflected in this table or the associated rates of appreciation will be achieved.

(5) These options were granted as an incentive for employment with us and will vest at the rate of 25% each year on the first, second, third and fourth anniversaries of the date of the grant. The options expire ten (10) years from the date of grant.

(6) The exercise price is equal to 10% above the closing price of the common stock on The Nasdaq Stock Market on the date of the grant which was $6.375, or $7.0125 on 3/5/00, and increases by 10% on each subsequent vesting date to $7.7138 on 3/5/01, $8.4851 on 3/5/02, and $9.333 on
     3/5/03.

              AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END STOCK OPTION VALUES

The following table provides certain information as to certain stock options exercisable by the named executive officers for the fiscal year 1999, and the value of such options held by them at December 31, 1999, measured in terms of the closing price of our common stock on The Nasdaq Stock Market on December 31, 1999 which was $28.50 per share.


                                                                                                       Value of
                                                                              Number of              Unexercised
                                                                             Unexercised            In-the-Money
                                                                             Options at              Options at
                                                                          December 31, 1999       December 31, 1999
                              Shares Acquired                               Exercisable/            Exercisable/
Name                          on Exercise (#)     Value Realized ($)        Unexercisable           Unexercisable
-----------------------------------------------------------------------------------------------------------------
Dr. D. Geoffrey Shulman             --                     -                    325,000/             $7,376,558/
                                                                                 215,000             $4,398,083

Ronald L. Carroll(1)                --                     -                     50,000/             $1,063,125/
                                                                                 100,000              $1,935,292

Dr. Stuart L. Marcus                 -                    --                     47,500/              $999,375/
                                                                                 112,500             $2,295,765

Scott L. Lundahl(2)                 --                     -                     45,000/              $978,125/
                                                                                 75,000              $1,476,653

Mark C. Carota                      --                     -                       0/                    $0/
                                                                                 20,000               $265,000

NOTES:

(1) Mr. Carroll is the President and principal shareholder of Lumenetics, Inc. ("Lumenetics"), our former light device consultants. On August 25, 1999, Lumenetics assigned to Mr. Carroll 60,000 options, equal to one-half of the total options held in its name at that time.

(2) Mr. Lundahl is the Vice President and principal shareholder of Lumenetics, Inc. ("Lumenetics"), our former light device consultants. On August 25, 1999, Lumenetics assigned to Mr. Lundahl 60,000 options, equal to one-half of the total options held in its name at that time.

                              DIRECTOR COMPENSATION

            Directors who are employees of DUSA receive no cash compensation for their services as directors or as members of committees. As compensation for their services, outside directors receive $10,000 as an annual retainer for participation at four (4) quarterly meetings, plus $1,000 for attendance at additional meetings in person, or $250 for telephone conference meetings. Outside directors serving on standing committees receive $1,000 for attendance at committee meetings in person, or $250 for telephone conference meetings. Directors are paid out-of-pocket expenses related to their attendance. Directors are awarded options to purchase 15,000 shares of Common Stock upon their initial election to the Board of Directors and options for 10,000 shares of Common Stock for each year of reelection.

                               OTHER COMPENSATION

            An employment agreement dated as of March 20, 1997 (the "Shulman Agreement") between DUSA and D. Geoffrey Shulman, MD, FRCPC which renewed his original employment agreement dated October 1, 1991 (the "October Agreement") sets out the remuneration, benefits, and incentive bonuses which Dr. Shulman is to receive in his capacity as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of DUSA. In the October Agreement, Dr. Shulman was granted an option to purchase 50,000 shares of Common Stock of DUSA at CDN. $6.79 per share (equal to $6.00 as of September 30, 1991), on certain terms and conditions. Upon completion of DUSA's initial public offering on January 17, 1992, DUSA issued to Dr. Shulman Class B Warrants to purchase 350,000 shares of Common Stock, exercisable at the Canadian dollar equivalent to $6.00 per share on January 17, 1992. On September 18, 1996, the expiration date of these warrants was extended by the Board of Directors from January 17, 1997 to January 17, 2002. On March 16, 1993, the Board of Directors granted Dr. Shulman additional options to purchase 25,000 shares of DUSA's Common Stock at CDN. $10.75 per share, on certain terms and conditions. Subsequently, Dr. Shulman relinquished 10,000 of such options due to a ceiling imposed by a policy of The Toronto Stock Exchange which would have prevented the grant of a further 40,000 options to Dr. Marcus, a new employee. On February 17, 1994, Dr. Shulman was granted an additional 10,000 options at CDN. $6.50 per share under certain terms and conditions to replace those options previously relinquished. An additional 25,000 options at CDN. $4.69 per share were granted to Dr. Shulman on August 2, 1994. On February 16, 1996, Dr. Shulman was awarded options to purchase 250,000 shares of our common stock pursuant to the 1996 Omnibus Plan. These options have an exercise price of $7.75 per share, the closing price of our common stock on The Nasdaq Stock Market on February 16, 1996. On February 16, 1996 the Board of Directors unanimously passed a resolution extending the expiration date by five (5) years of all options granted by DUSA prior to the establishment of DUSA's 1994 Restricted Stock Option Plan. Accordingly, the expiration date of 50,000 options, granted September 30, 1991 was extended from September 30, 1996 to September 30, 2001 as a result of the Board action. Similarly, the expiration date of 15,000 options granted March 16, 1993, was extended from March 16, 1998 to March 16, 2003 and the expiration date of 10,000 options granted February 17, 1994 was extended from February 17, 1999 to February 17, 2004. All such extensions were approved by the shareholders at the 1996 Annual Meeting of Shareholders. Automatically under the 1996 Omnibus Plan, options for 10,000 shares were granted to Dr. Shulman, as a director, on June 7, 1996, the day following the 1996 Annual Meeting of Shareholders at an exercise price of $7.75 per share. After the 1997 Annual Meeting, he received options for 10,000 shares at an exercise price of $6.25 per share and following the 1998 Annual Meeting Dr. Shulman received options for 10,000 shares at an exercise price of $6.9375 per share. Dr. Shulman's employment is terminable in accordance with the terms of the Shulman Agreement. DUSA may terminate the Shulman Agreement at any time, for cause, without notice. If Dr. Shulman's employment is terminated without cause, DUSA shall pay Dr. Shulman a severance allowance equivalent to one year of his then current base salary, payable in a lump sum, within sixty (60) days following the date of termination. Dr. Shulman shall also have the right to exercise, for a period of one year from the date of termination, all stock options granted to him pursuant to the terms of this agreement or otherwise, or any stock option plan in effect prior to his termination as to all or any part of the shares covered by such options, including shares with respect to which such options would not otherwise be exercisable, subject to restrictions under U.S. or Canadian law. These payments referred to above shall not be subject to set-off or deduction as a result of Dr. Shulman obtaining alternate employment following such termination or otherwise mitigating any damages arising from such termination. In the event that Dr. Shulman is terminated upon a "change of control," as defined in the Shulman Agreement, DUSA shall pay to Dr. Shulman a lump sum payment equal to three (3) times his base salary for the last fiscal year within five (5) days after such termination. In the event Dr. Shulman should die, his heirs or beneficiaries will be entitled to any Company paid death benefits in force at the time of such death and will also be entitled to exercise any vested but unexercised stock options which were held by him at the time of his death, within a period of one (1) year from the date of death.

            Effective October 11, 1993, DUSA entered into an employment agreement with Dr. Stuart L. Marcus, its Senior Vice President of Scientific Affairs (the "Marcus Agreement"). In connection with the Marcus Agreement, DUSA granted an option to Dr. Marcus, pursuant to our Incentive Stock Option Plan, to purchase 40,000 shares of our common stock at $6.375 per share, being the closing stock market price on The Nasdaq Stock Market on the date of employment. These options became exercisable at the rate of 25% per year over four years and have a term of ten years. On February 16, 1996, Dr. Marcus was awarded options to purchase 100,000 shares of our common stock pursuant to the 1996 Omnibus Plan. These options have an exercise price of $7.75 per share, the closing price of our common stock on The Nasdaq Stock Market on February 16, 1996. Dr. Marcus's employment is terminable in accordance with the terms of the Marcus Agreement. DUSA may terminate the Marcus Agreement at any time, for cause, without notice. If Dr. Marcus's employment is terminated without cause, DUSA shall pay Dr. Marcus a severance allowance equivalent to one week's current base salary for each year of service (but not less than four (4) weeks of such salary), payable in a lump sum, within sixty (60) days following the date of termination. In the event that Dr. Marcus is terminated upon a "change of control," as defined in the Marcus Agreement, DUSA shall pay to Dr. Marcus a lump sum payment equal to three (3) times his base salary for the last fiscal year within five (5) days after such termination. In the event Dr. Marcus should die, his heirs or beneficiaries will be entitled to any Company paid death benefits in force at the time of such death and will also be entitled to exercise any vested but unexercised stock options which were held by him at the time of his death, subject to the terms and conditions of such options.

            Effective May 14, 1998, DUSA entered into an employment agreement with Ronald L. Carroll, its Executive Vice President and Chief Operating Officer (the "Carroll Agreement"). In connection with the Carroll Agreement, DUSA granted to Mr. Carroll options to purchase 60,000 shares of Common Stock pursuant to the 1996 Omnibus Plan, as amended. These options have an exercise price of $11.50 per share, the closing price of our common stock on The Nasdaq Stock Market on May 7, 1998, the date of the grant. Mr. Carroll's employment is terminable in accordance with the terms of the Carroll Agreement. DUSA may terminate the Carroll Agreement at any time, for cause, without notice. If Mr. Carroll's employment is terminated without cause, DUSA shall pay Mr. Carroll a severance allowance equivalent to twelve (12) months of his then current base salary, payable in a lump sum, within sixty (60) days following the date of termination. In the event that Mr. Carroll is terminated upon a "change of control," as defined in the Carroll Agreement, DUSA shall pay to Mr. Carroll a lump sum payment equal to three (3) times his base salary for the last fiscal year within five (5) days after such termination. In the event Mr. Carroll should die, his heirs or beneficiaries will be entitled to any Company paid death benefits in force at the time of such death and will also be entitled to exercise any vested but unexercised stock options which were held by him at the time of his death, subject to the terms and conditions of such options.

            Effective June 23, 1999, DUSA entered into an employment agreement with Scott L. Lundahl, its Vice President, Technology (the "Lundahl Agreement"). Mr. Lundahl's employment is terminable in accordance with the terms of the Lundahl Agreement. DUSA may terminate the Lundahl Agreement at any time, for cause, without notice. If Mr. Lundahl's employment is terminated without cause, DUSA shall pay Mr. Lundahl a severance allowance equivalent to twelve (12) months of his then current base salary, payable in a lump sum, within sixty (60) days following the date of termination. In the event that Mr. Lundahl is terminated upon a "change of control," as defined in the Lundahl Agreement, DUSA shall pay to Mr. Lundahl a lump sum payment equal to three (3) times his base salary for the last fiscal year within five (5) days after such termination. In the event Mr. Lundahl should die, his heirs or beneficiaries will be entitled to any Company paid death benefits in force at the time of such death and will also be entitled to exercise any vested but unexercised stock options which were held by him at the time of his death, subject to the terms and conditions of such options.

            We have granted options to purchase shares of our common stock to our directors, officers, certain consultants and employees of DUSA and others.

         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(3)

            The Compensation Committee of the Board of Directors (the "Committee") is composed of two (2) non-employee directors. The Committee is responsible for setting and administering the policies which govern annual executive salaries and cash bonus awards, and recommends participants and amounts of stock option awards to the Company's Board of Directors. The Committee evaluates, on a yearly basis, the performance, and determines the compensation of, the executive officers of DUSA. The Committee evaluates compensation based upon the achievement by the individual of corporate goals, and the performance of individual responsibilities. DUSA's President and Chief Executive Officer, Dr. D. Geoffrey Shulman, is not a member of the Committee, however, the Committee sought input from Dr. Shulman regarding the performance of DUSA's three Vice Presidents as well as his recommendations for their compensation. Dr. Shulman was present, at the invitation of the Committee, at its meetings.

            Our executive compensation programs consist of base salary, cash bonus incentives, and stock option awards. The goals of our executive officer compensation policies are to attract, retain, and reward executive officers who contribute to DUSA's success, to align executive officer compensation with DUSA's performance and to motivate executive officers to achieve our business objectives. The executive officers were evaluated by the Committee against established goals for 1999 within each executive officer's area of responsibility, including the receipt of approval of our first new drug application with the Food and Drug Administration, coordinating marketing, manufacturing and technology development operations for anticipated launch of products, and securing additional financial resources for DUSA through a dermatology strategic alliance partner or other means.

---------------
(1) The material in this report and under the caption "Performance Graph" are not "soliciting material," are not deemed filed with the SEC and are not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report and irrespective of any general incorporation language therein.

            With regard to base salary, the Committee believes that our officers should be compensated at levels comparable to the base salary of executive officers at similar development stage or small public biotechnology or pharmaceutical companies. The Committee considered survey data of companies in these groups in setting the salaries for our top four executive officers which was prepared by independent consultants.

            In determining appropriate levels of cash bonus awards for 1999, the Committee considered the specific corporate goals of DUSA and personal goals set for each of the executive officers. Our three Vice Presidents were eligible to receive up to 30% of their base salary as a cash bonus award. The Committee concluded that DUSA's operational performance, particularly the consummation of a strategic alliance relationship with a multi-national pharmaceutical company, the closing of a private placement to raise additional capital in January, 1999, and the approval by the FDA of our first new drug application in December, 1999, justified favorable consideration of our executive officers with regard to bonus awards. The Committee also considered that our stock performance improved during 1999. Accordingly, DUSA's three Vice Presidents received approximately 30% of base salary as cash bonus awards. These cash awards were paid in 2000.

            The Committee also is using the survey data from independent consultants to monitor and evaluate the long-term incentive compensation levels of its officers and directors. The Committee believes that a strong stock ownership program is essential to the long-term growth of the Company. In 1999, our four key executive officers received awards of stock options to emphasize the long-term focus required for success in the pharmaceutical industry. No additional grants were made to the officers in 1999.

COMPENSATION OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

            Dr. Shulman's base salary and cash bonus award for 1999 were determined with reference to the same measures used for all DUSA's executive officers, but with particular emphasis on the maintenance of our financial strength, the negotiation and consummation of the strategic alliance with Schering AG, and the preparation for transition from a development-stage company to an operating company subsequent to approval by the Food and Drug Administration of its first product. Dr. Shulman's base salary for 1999 was $275,000. With regard to a cash bonus award, Dr. Shulman is eligible to receive up to 50% of base salary plus additional amounts for outstanding performance. For 1999, Dr. Shulman's bonus award was 75% of base salary. Dr. Shulman's 1999 cash bonus award was paid to him in 2000. The Committee has determined that Dr. Shulman's 2000 base salary will increase to $340,000. The Compensation Committee exercised its subjective judgment and discretion in determining the amounts of Dr. Shulman's base salary, bonus award, and stock option award for 1999.

                                      James P. Doherty
                                      Jay M. Haft

                                PERFORMANCE GRAPH

           COMPARISON OF FIVE YEAR CUMULATIVE SHAREHOLDER TOTAL RETURN
                        AMONG DUSA PHARMACEUTICALS, INC.,
                     NASDAQ MARKET INDEX AND MG GROUP INDEX

EDGAR representation of data points used in printed graphic

                                    12/30/1994      12/30/1995     12/30/1996    12/30/1997      12/30/1998      12/30/1999
DUSA Pharmaceuticals, Inc.              100          135.90          143.59        235.90          151.28          584.62

Drug Manufacturers/Other                100          146.04          162.79        176.88          185.52          244.14

NASDAQ Market Index                     100          129.71          161.18        197.16          278.08          490.46

            The graph above compares cumulative total shareholder return on our common stock for the six-year period ended December 31, 1999, with the cumulative total return on the Nasdaq Market Index and the Media General Drug Manufacturer Index over the same period. The identity of those corporations included in the Media General Financial Services Drug Manufacturer Index may be obtained by contacting us, Ms. Shari Lovell, DUSA Pharmaceuticals, Inc., 181 University Avenue, Suite 1208, Toronto, Ontario M5H 3M7 Canada.

            The graph assumes $100 was invested on January 1, 1994, in our common stock, and each of the indices, and that dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 18, 2000 by: (i) each of our directors; (ii) our named executive officers; (iii) all beneficial owners of greater than 5% of our outstanding common stock; and (iv) all of our directors and officers as a group (unless otherwise indicated, all of such shares of common stock are held beneficially and of record).

                                                           NUMBER OF SHARES             PERCENTAGE OF
NAME                                                      BENEFICIALLY OWNED       OUTSTANDING SHARES (1)
----                                                      ------------------       ----------------------
D. Geoffrey Shulman, MD, FRCPC                               787,449(2)                   6.2%

Ronald L. Carroll ................................            70,490(3)                     *

Stuart L. Marcus, MD, PhD. .......................            85,000(4)                     *

Scott L. Lundahl .................................            62,707(5)                     *

Mark C. Carota....................................                15(6)                     *

John H. Abeles, MD ...............................            52,500(7)                     *

                                                           NUMBER OF SHARES             PERCENTAGE OF
NAME                                                      BENEFICIALLY OWNED       OUTSTANDING SHARES (1)
----                                                      ------------------       ----------------------
James P. Doherty, BSc ............................               75,050(8)                   *

Jay M. Haft, Esq. ................................               37,500(9)                   *

Richard C. Lufkin, SB, MBA .......................              60,100(10)                   *

All directors and officers as a group
 (consisting of 10 persons) ......................           1,272,311(11)                9.6%

Bulldog Capital Management Ltd. Partnership ......             603,000(12)                5.4%

Provident Investment Counsel, Inc.................             677,350(13)                6.1%

INVESCO Funds Group, Inc..........................             638,700(14)                5.3%

*Less than 1%.

Notes:

(1) The percentage of ownership as calculated above includes in the number of shares outstanding for each individual listed, as well as those shares that are beneficially, yet not directly, owned.

(2) 350,000 of the shares indicated represent shares with respect to which Dr. Shulman has the right to acquire through the exercise of his Class B Warrants which have an exercise price of CDN. $6.79 per Warrant, and 425,000 of such shares represent shares with respect to which Dr. Shulman has the right to acquire through the exercise of options. Dr. Shulman's address is 181 University Avenue, Suite 1208, Toronto, ON, M5H 3M7 CANADA.

(3) 70,000 of the shares indicated represent shares with respect to which Mr. Carroll has the right to acquire these shares through the exercise of options.

(4) All of the shares indicated represent shares with respect to which Dr. Marcus has the right to acquire through the exercise of options.

(5) 62,500 of the shares indicated represent shares with respect to which Mr. Lundahl has the right to acquire through the exercise of options.

(6) Under Rule 13d-3 of the Securities and Exchange Act of 1934, as amended, Mr. Carota may be deemed to be the beneficial owner of 15 shares of DUSA common stock that are held by his adult son, who remains a member of Mr. Carota's household.

(7) All of the shares indicated represent shares with respect to which Dr. Abeles has the right to acquire through the exercise of options.

(8) 75,000 of the shares indicated represent shares with respect to which Mr. Doherty has the right to acquire through the exercise of options.

(9) All of the shares indicated represent shares with respect to which Mr. Haft has the right to acquire through the exercise of options.

(10) 60,000 of the shares indicated represent shares with respect to which Mr. Lufkin has the right to acquire through the exercise of options.

(11) All of the shares indicated, Class B Warrants and options, as the case may be, as discussed in footnotes (2) through (9) above are included, as well as 38,500 shares beneficially owned by an officer of the Company, 37,500 shares of which the officer has the right to acquire through the exercise of options.

(12) The number of shares beneficially owned, and the percentage of outstanding shares reported, are based upon information disclosed by Bulldog Capital Management Limited Partnership on a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2000. Bulldog Capital Management Ltd. Partnership's address is 33 North Garden Avenue, #750, Clearwater, Florida 33755.

(13) The number of shares beneficially owned, and the percentage of outstanding shares reported, are based upon information disclosed by Provident Investment Counsel, Inc. on a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2000. Provident Investment Counsel, Inc.'s address is 300 North Lake Avenue, Pasadena, California 91101.

(14) The number of shares beneficially owned, and the percentage of outstanding shares reported, are based upon information represented to us by INVESCO Funds Group, Inc. as of the close of business on March 1, 2000. INVESCO Funds Group's address is 7800 East Union Avenue, Suite 1100, Denver, Colorado, 80237.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LANE AND MANTELL

        Lane and Mantell, a professional corporation, which serves as our legal counsel, and in which Ms. Mantell is a principal, received approximately $395,000 for legal fees and costs during the last fiscal year.

LUMENETICS, INC.

        Mr. Ronald L. Carroll, our Executive Vice President and Chief Operating Officer and Mr. Scott L. Lundahl, our Vice President, Technology, are the President and Vice President, respectively, and principal shareholders of Lumenetics, Inc. ("Lumenetics"), our former light device consultants. In May, 1998, both Mr. Carroll and Mr. Lundahl became employees of DUSA. During the last fiscal year, we paid a total of $146,000.00 to Lumenetics as reimbursement for office space and related expenses. In February, 1999, we entered an equipment lease with Lumenetics for an initial term of twelve (12) months at an annual rental of $48,000.00. The equipment lease also provides us with an option to acquire the equipment being leased at a purchase price of $100,000.00 with all lease payments to be applied to the purchase price. Payments under the equipment lease totalled $46,000 in 1999.

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       A.     List of Financial Statements and Schedules

                                                                                       Page
                                                                                      Number
                                                                                      ------
       INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS
       INCORPORATED HEREIN BY REFERENCE:

       Independent Auditors' Report...........................................................................     F-1
       Consolidated Balance Sheets..........................................................................       F-2
       Consolidated Statements of Operations..................................................................     F-3
       Consolidated Statements of Shareholders' Equity........................................................     F-4
       Consolidated Statements of Cash Flows..................................................................     F-7
       Notes to the Consolidated Financial Statements.........................................................     F-9

       Schedules other than those referred to above are omitted because they are not required or the information is included in Notes to the Consolidated Financial Statements.

       B.     Reports on Form 8-K

              1.(i) Form 8-K filed on October 13, 1999 which announced that the FDA had rescheduled its advisory panel meeting and that the Company had executed a Purchase and Supply Agreement with the manufacturer of its Kerastick(TM) brand applicator;

              (ii) Form 8-K filed on November 23, 1999 which reported the completion of a marketing, development and supply agreement with Schering AG for the Company's dermatology products;

              (iii) Form 8-K filed on December 6, 1999 which announced that the FDA had approved the Company's Levulan(R) Kerastick(TM) 20% Topical Solution with PDT for AKs.

       C.     Exhibits filed as part of this Report

              3(a) Certificate of Incorporation, as amended filed as Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference;

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

              10(b) ALA Assignment Agreement between the Company, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit
                     10.2 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

              10(b.1)Amended and Restated Assignment Agreement between the
                     Company and Draxis Health, Inc. dated April 16, 1999;

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

              10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to Registrants Form 10-K/A on June 18, 1999 and is incorporated herein by reference, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933;

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

              10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998 filed as Exhibit 10(i) to Registrant's Form 10-K/A on June 18, 1999 and is incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933;

              10(j) Marketing Development and Supply Agreement between the Company and Schering AG dated November 22, 1999, filed as
                     Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934;

              10(k) Common Stock Purchase Agreement between the Company and Schering Berlin Venture Corporation dated as of November 22, 1999, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(l) Light Source Agreement between the Company and Schering AG dated as of November 22, 1999, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(m) Guaranty dated as of November 22, 1999 by Schering AG in favor of the Company, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(n) Secured Line of Credit Promissory Note dated November 22, 1999 with the Company as payee and Schering AG as Holder filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(o) Security Agreement dated as of November 22, 1999 between the Company and Schering AG filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(p) Purchase and Supply Agreement between the Company and North Safety Products, Inc. dated as of September 13, 1999, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 13, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934;

              10(q) Supply Agreement between the Company and Sochinaz S.A., dated December 24, 1993, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934;

            10(q.1) First Amendment to Supply Agreement between the Company and Sochinaz S.A., dated July 7, 1994

              27 Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1999.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, 1997 and for the Cumulative Period from February 21, 1991 (Date of Incorporation) to December 31, 1999:

            Independent Auditors' Report.....................................................F-1

            Consolidated Balance Sheets as of December 31, 1999 and 1998.....................F-2

            Consolidated Statements of Operations for the Years Ended December
            31, 1999, 1998 and 1997, and for the Cumulative Period from February
            21, 1991 (Date of Incorporation) to December 31, 1999............................F-3

            Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1999, 1998 and 1997, and for the Cumulative Period from
            February 21, 1991 (Date of Incorporation) to December 31, 1999...................F-4

            Consolidated Statements of Cash Flows for the Years Ended December
            31, 1999, 1998 and 1997, and for the Cumulative Period from February
            21, 1991 (Date of Incorporation) to December 31, 1999............................F-7

            Notes to the Consolidated Financial Statements...................................F-9

INDEPENDENT AUDITORS' REPORT

Board of Directors
DUSA Pharmaceuticals, Inc.
Toronto, Ontario

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company") (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from February 21, 1991 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from February 21, 1991 (date of incorporation) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage.

Deloitte & Touche LLP
Toronto, Ontario
February 4, 2000, except for Note 13, as to which the date is March 2, 2000

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                              1999             1998
ASSETS

CURRENT ASSETS
     Cash (interest bearing)                                             $  7,028,618      $  1,213,757
     U.S. government securities available for sale, at market
        (cost - $19,951,281 and $5,502,841, respectively)
        (Note 3)                                                           19,868,962         5,508,375
     Accrued interest receivable                                              266,621            19,529
     Other current assets                                                     132,833           107,993
                                                                         --------------------------------
TOTAL CURRENT ASSETS                                                       27,297,034         6,849,654

FIXED ASSETS, NET (NOTE 4)                                                    428,350           168,466

DEPOSITS ON EQUIPMENT                                                          27,631           122,555

DEFERRED ROYALTY (NOTE 9a)                                                    403,830                 -
                                                                         --------------------------------

                                                                         $ 28,156,845      $  7,140,675
                                                                         ================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $    117,109      $    266,737
     Accrued payroll                                                          428,212           410,164
     Other accrued charges                                                    299,929            47,628
     Due to PARTEQ (Note 9a)                                                  370,000                 -
     Income taxes payable                                                     90,000                  -
                                                                         --------------------------------
TOTAL CURRENT LIABILITIES                                                   1,305,250           724,529
DEFERRED REVENUES (NOTE 8)                                                  9,791,667                 -
                                                                         --------------------------------
                                                                           11,096,917           724,529
                                                                         --------------------------------

COMMITMENTS AND CONTINGENCY (NOTE 9)

SHAREHOLDERS' EQUITY (NOTE 6)
Capital Stock
    Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in
         series or classes
    Issued and outstanding: 11,908,357 (1998: 9,365,950) shares of
         common stock, no par                                              51,749,987        36,746,993
Additional paid-in capital                                                  1,338,854            81,586
Deficit accumulated during the development stage                          (35,946,594)      (30,417,967)
 Accumulated other comprehensive income                                       (82,319)            5,534
                                                                         --------------------------------
                                                                           17,059,928         6,416,146
                                                                         --------------------------------
                                                                         $ 28,156,845      $  7,140,675
                                                                         ================================

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      CUMULATIVE PERIOD FROM
                                                                                                        FEBRUARY 21, 1991
                                                                                                             (DATE OF
                                                        YEAR ENDED     YEAR ENDED        YEAR ENDED      INCORPORATION) TO
                                                       DECEMBER 31,    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                          1999            1998              1997               1999
RESEARCH AND DEVELOPMENT
COSTS                                                $  4,194,532     $  4,502,391      $  6,252,830           $ 30,762,523
                                                    -----------------------------------------------------------------------
OPERATING COSTS
     General and administration                         1,715,298        1,662,228         1,706,113             11,125,461
     Depreciation and amortization                        102,895           67,513            54,296                306,437
                                                    -----------------------------------------------------------------------
TOTAL OPERATING COSTS                                   1,818,193        1,729,741         1,760,409             11,431,898
                                                    -----------------------------------------------------------------------

TOTAL COSTS                                             6,012,725        6,232,132         8,013,239             42,194,421

NON-OPERATING REVENUE
      Interest income                                     574,098          508,256           891,088              5,987,964
      Gain on foreign currency exchange                         -            6,928             2,059                 27,204
      Gain on sale of U.S. government securities                -                -                 -                322,659
      Unrealized loss on U.S. government
         securities available for sale                          -                -                 -               (62,832)
                                                    -----------------------------------------------------------------------
                                                          574,098          515,184           893,147              6,274,995
                                                    -----------------------------------------------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE AND INCOME TAX EXPENSE             5,438,627        5,716,948         7,120,092             35,919,426

      Income tax expense                                   90,000                -                 -                 90,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                       -                -                 -               (62,832)
                                                    -----------------------------------------------------------------------
NET LOSS                                             $  5,528,627     $  5,716,948      $  7,120,092           $ 35,946,594


OTHER COMPREHENSIVE (INCOME) LOSS

      Net unrealized loss (gain) on U.S.
      government securities available for
      sale                                                 87,853          (32,157)           (1,403)                82,319
                                                    -----------------------------------------------------------------------
COMPREHENSIVE LOSS                                   $  5,616,480     $  5,684,791      $  7,118,689           $ 36,028,913
                                                    =======================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $       0.50     $       0.61      $       0.76      $            5.15
                                                    =======================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                            11,061,016        9,365,950         9,358,038              6,973,176
                                                    =======================================================================

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             DEFICIT
                                                                                           ACCUMULATED     ACCUMULATED      NOTE
                                                                                           DURING THE        OTHER       RECEIVABLE
                                                                          ADDITIONAL       DEVELOPMENT    COMPREHENSIVE     FROM
                                                        COMMON STOCK    PAID-IN CAPITAL       STAGE          INCOME       DIRECTOR
BALANCE, FEBRUARY 21, 1991
(date of incorporation)                                 $          -      $           -    $        -      $       -    $         -
Issuance of 2,200,000 shares of common stock for
     note and cash at $0.75 per share (Note 6)             1,650,000                  -             -              -              -

Net loss                                                           -                  -      (193,292)             -              -
                                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                                 1,650,000                  -      (193,292)             -              -

Issuance of 2,875,000 shares of common stock at
     $6.00 per share through a public offering (net of
     stock offering costs of $2,464,872) (Note 6)         14,785,128                  -             -              -              -

Issuance of Underwriters' Purchase Options  for
     125,000 Units for cash at $.0008 per unit (Note
     7c)                                                         100                  -             -              -              -

Receipt of Section 16(b) common stock profits
(Note 6)                                                      17,125                  -             -              -              -

Net loss                                                           -                  -    (1,151,430)             -              -
                                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                                16,452,353                  -    (1,344,722)             -              -

Issuance of 1,000 shares of common stock for cash
     at $5.39 (CDN. $6.79) per share                           5,387                  -             -              -              -

Issuance of 12,500 shares of common stock for
     cash at $5.44 (CDN. $6.79) per share (Note 6)            68,047                  -             -              -       (68,047)

Issuance of 100,000 shares of common stock for
     cash at $5.00  per share (Note 6)                       500,000                  -             -              -              -

Net loss                                                           -                  -    (2,248,461)             -              -
                                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                17,025,787                  -    (3,593,183)             -       (68,047)

Issuance of 250,000 shares of common stock for
     cash at $4.80  per share (Note 6)                     1,200,000                  -             -              -              -

Net unrealized loss on U.S. government securities
     available for sale                                            -                  -             -       (891,805)             -

Net loss                                                           -                  -    (3,539,892)             -              -
                                                         --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                18,225,787                  -    (7,133,075)      (891,805)      (68,047)

DUSA PHARMACEUTICALS, INC.
(a development stage company)


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                   DEFICIT          ACCUMULATED
                                                                  ADDITIONAL  ACCUMULATED DURING      OTHER              NOTE
                                                         COMMON    PAID-IN      THE DEVELOPMENT    COMPREHENSIVE      RECEIVABLE
                                                         STOCK     CAPITAL          STAGE              INCOME        FROM DIRECTOR
BALANCE, DECEMBER 31, 1994                            $18,225,787  $    -     $ (7,133,075)     $   (891,805)     $    (68,047)

 Issuance of 3,000,000 shares of common stock
      for cash at $5.50 per share through a
      public offering (net of stock offering
      costs of $1,946,321)  (Note 6)                    14,553,679      -                -                 -                 -

 Issuance of Underwriters' Purchase Options for
      300,000 shares of common stock
      for cash at $.001 per share (Note
      7c)                                                      300      -                -                 -                 -

 Issuance of 40,000 shares of common stock for
      cash at $4.95 (CDN. $6.79) per share                 197,945      -                -                 -                 -

 Issuance of 50,000 shares of common stock for
      cash at $4.98 (CDN. $6.79) per share                 249,028      -                -                 -                 -

 Net unrealized gain on U.S. government
      securities available for sale                              -      -                -           929,528                 -

 Payment received on note receivable from
 director (Note 6)                                               -      -                -                 -            53,433

 Redemption of Draxis Option for 2,000,000
      shares of common stock for cash at
      $1.125 per option (Note 7c)                       (2,250,000)     -                -                 -                 -

Net loss                                                         -      -       (3,647,533)                -                 -
                                                       ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              30,976,739      -      (10,780,608)           37,723           (14,614)

Extension of outstanding stock option terms
(Note 6)                                                   557,260      -                -                 -                 -

 Issuance of 750,000 shares of common stock
      for cash at $7.20 per share through
      a public offering (net of stock
      offering costs of $637,062)  (Note 6)              4,762,938      -                -                 -                 -

 Issuance of 56,700 shares of common stock
      for cash at $4.97 (CDN. $6.79) per share             281,733      -                -                 -                 -

 Issuance of 8,750 shares of common stock
      for cash at $3.43 (CDN. $4.69) per share              30,042      -                -                 -                 -

 Issuance of 7,500 shares of common stock for
      cash at $7.96 (CDN. $10.88) per share                 59,726      -                -                 -                 -

 Issuance of 4,500 shares of common stock
      for cash at $9.39 (CDN. $12.88) per share             42,267      -                -                 -                 -

 Issuance of Underwriters' Purchase Options for
      37,500 shares of common stock for cash at
      $.001 per share (Note 7c)                                 38      -                -                 -                 -

Payment received on note receivable from
director (Note 6)                                                -      -                -                 -            14,614

Net unrealized loss on U.S. government securities
available for sale                                               -      -                -           (65,749)                -

Net loss                                                             -               -      (6,800,319)               -         -
                                                          -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                  36,710,743               -     (17,580,927)         (28,026)        -

Issuance of 10,000 shares of common stock for
      cash at $3.625 per share                                  36,250               -               -                -         -

Net unrealized gain on U.S. government
      securities available for sale                                  -               -               -            1,403         -

Net loss                                                             -               -      (7,120,092)               -         -
                                                          -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                  36,746,993               -     (24,701,019)         (26,623)        -

Net unrealized gain on U.S. government
      securities available for sale                                  -               -               -           32,157         -

Vesting of non-employee options (Note 9a)                            -          81,586               -                -         -

Net loss                                                             -               -      (5,716,948)               -         -
                                                          -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                  36,746,993          81,586     (30,417,967)           5,534         -

Issuance of 1,500,000 shares of common stock
      for cash at $5.00 per share through a
      private placement (net of stock offering
      costs of $2,102,861)  (Note 6)                         5,397,139               -               -                -         -

Issuance of 130,435 shares of common stock to
      placement agent in connection with the private
      placement  (Note 6)                                      900,784               -               -                -         -

Issuance of 163,043 warrants to placement
      agent in connection with the private placement
      (Note 6)                                                       -         905,094               -                -         -

Issuance of additional 15,000 shares of common
      stock  in connection with the above private
      placement (Note 6)                                       143,445               -               -                -         -

Issuance of additional 1630.43 warrants in
      connection with the above private placement
      (Note 6)                                                       -           9,050               -                -         -

Issuance of 157,592 shares of common stock
      upon exercise of underwriters' warrant at
      $5.00 per share  (Note 6)                                787,960               -               -                -         -

Issuance of 250,493 shares of common stock
      upon exercise of underwriters' purchase options
      at $7.70 per share  (Note 7c)                          1,928,796               -               -                -         -

Issuance of 24,600 shares of common stock
      upon exercise of underwriters' purchase options
      at $7.92 per share (Note 7c)                             194,832               -               -                -         -

Issuance of 72,500 shares of common stock
      upon exercise of employee stock options                  441,705               -               -                -         -

Issuance of 340,458 shares of common stock in
      connection with collaborative agreement (Note 8)       5,208,333               -               -                -         -

Issue of options to non-employees (Note 9a)                          -         343,124               -                -         -

Net unrealized loss on U.S. government
      securities available for sale                                  -               -               -          (87,853)        -

Net Loss                                                             -               -      (5,528,627)               -         -
                                                          -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                  51,749,987       1,338,854     (35,946,594)         (82,319)        0
                                                          =========================================================================


See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------



                                                                                 YEAR ENDED        YEAR ENDED
                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                    1999              1998
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net loss                                                                 $  (5,528,627)     $  (5,716,948)
     Adjustments to reconcile net loss to net cash used in
     operating activities
     Amortization of premiums and accretion of discounts
       on U.S. government securities available for sale
       and investment securities, net                                              (166,500)           180,074
      Depreciation and amortization                                                 102,895             67,513
      Loss (gain) on foreign currency exchange                                            -             (6,928)
      Non-employee options                                                          343,124             81,586
      Issue of shares of common stock  and warrants                                 152,495            152,495
      Other current assets                                                          (24,840)           (23,842)
      Accounts payable                                                             (149,628)          (478,337)
      Accrued payroll and other accrued charges                                     270,349            140,969
      Due to PARTEQ                                                                 370,000                  -
      Income taxes payable                                                           90,000                  -
      Loss (gain) on sale of U.S. government securities available
      for sale                                                                            -                  -
      Unrealized loss on U.S. government securities available
      for sale                                                                            -                  -
      Cumulative effect of change in accounting principle                                 -                  -
      Write-off of intangible assets                                                      -                  -
      Compensation expense  resulting from extension of outstanding stock
      option terms                                                                        -                  -
      Changes in other assets and liabilities impacting cash flows from operations:
      Accrued interest receivable                                                  (247,092)            68,263
      License agreement obligations                                                       -                  -
                                                                                -----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (4,787,824)        (5,687,650)
                                                                                -----------------------------------
CASH FLOWS PROVIDED BY (USED IN)
      INVESTING ACTIVITIES
      Purchases of U.S. government securities available for sale                (28,481,940)       (12,297,417)
      Proceeds from maturing U.S. government securities available for
          sale                                                                   14,200,000         15,375,000
      Proceeds from sale of U.S. government securities available for sale                 -                  -
      Intangible assets                                                                   -                  -
      Purchases of fixed assets                                                    (362,779)           (93,816)
      Deposits on equipment                                                          94,924           (122,555)
      Advances to former parent company                                                   -                  -
      Deferred royalty                                                             (403,830)          (403,830)
      Repayment of advances by former parent company                                      -                  -
                                                                                -----------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (14,953,625)         2,861,212
                                                                                -----------------------------------

                                                                                                       CUMULATIVE PERIOD
                                                                                                       FROM FEBRUARY 21,
                                                                                                         1991 (DATE OF
                                                                                        YEAR ENDED     INCORPORATION) TO
                                                                                       DECEMBER 31,        DECEMBER 31,
                                                                                          1997                1999
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net loss                                                                         $  (7,120,092)     $ (35,946,594)
     Adjustments to reconcile net loss to net cash used in
     operating activities
     Amortization of premiums and accretion of discounts
       on U.S. government securities available for sale
       and investment securities, net                                                      (170,072)            16,046
      Depreciation and amortization                                                          54,296            306,437
      Loss (gain) on foreign currency exchange                                               (2,059)           (27,204)
      Non-employee options                                                                        -            424,710
      Issue of shares of common stock  and warrants
      Other current assets                                                                   (5,784)          (132,833)
      Accounts payable                                                                     (121,994)           117,109
      Accrued payroll and other accrued charges                                             156,424            728,141
      Due to PARTEQ                                                                               -            370,000
      Income taxes payable                                                                        -             90,000
      Loss (gain) on sale of U.S. government securities available
      for sale                                                                                    -           (322,659)
      Unrealized loss on U.S. government securities available
      for sale                                                                                    -             62,832
      Cumulative effect of change in accounting principle                                         -            (62,832)
      Write-off of intangible assets                                                              -            307,519
      Compensation expense  resulting from extension of outstanding stock
      option terms                                                                                -            557,260
      Changes in other assets and liabilities impacting cash flows from operations:
      Accrued interest receivable                                                           121,178           (266,621)
      License agreement obligations                                                               -            (12,203)
                                                                                     -----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (7,088,103)       (33,638,397)
                                                                                     -----------------------------------
CASH FLOWS PROVIDED BY (USED IN)
      INVESTING ACTIVITIES
      Purchases of U.S. government securities available for sale                        (12,563,994)      (143,440,786)
      Proceeds from maturing U.S. government securities available for
          sale                                                                           22,035,000         70,020,000
      Proceeds from sale of U.S. government securities available for sale                         -         53,776,118
      Intangible assets                                                                           -           (193,022)
      Purchases of fixed assets                                                             (74,035)          (717,866)
      Deposits on equipment                                                                       -            (27,631)
      Advances to former parent company                                                           -         (2,867,900)
      Deferred royalty
      Repayment of advances by former parent company                                              -          2,867,900
                                                                                     -----------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                       9,396,971        (20,987,017)
                                                                                     -----------------------------------

DUSA PHARMACEUTICALS, INC.
(a development stage company)



CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED           YEAR ENDED
                                                                                   DECEMBER 31,         DECEMBER 31,
                                                                                       1999                 1998
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
      Stock offering costs                                                         $      (296,983)   $                -
      Issuance of common stock and underwriters' options                                 16,061,626                    -
      Deferred revenue                                                                    9,791,667                    -
      Payment received on note receivable from director                                           -                    -
      Redemption of Option                                                                        -                    -
      Receipt of Section 16(b) common stock profits                                               -                    -
      Payment on license agreement obligations                                                    -                    -
                                                                                 -----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                25,556,310                    -
                                                                                 -----------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                                  -                6,928
                                                                                 -----------------------------------------
NET INCREASE  (DECREASE) IN CASH                                                          5,814,861          (2,819,510)

CASH AT BEGINNING OF PERIOD                                                               1,213,757            4,033,267
                                                                                 -----------------------------------------
CASH AT END OF PERIOD                                                              $      7,028,618   $        1,213,757
                                                                                 =========================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
      INFORMATION
      Issuance of common stock for promissory note from former parent company

      License agreement obligations incurred in the acquisition of an intangible asset

      Deferred stock offering costs offset against common stock

      Note receivable from director originated upon exercise of options for common stock

      Interest paid

      Issuance of common stock and warrants as compensation to placement
      agent                                                                        $      1,805,878
                                                                                 ==================

                                                                                                                  CUMULATIVE PERIOD
                                                                                                                   FROM FEBRUARY 21,
                                                                                                                   1991 (DATE OF
                                                                                           YEAR ENDED              INCORPORATION) TO
                                                                                          DECEMBER 31,                DECEMBER 31,
                                                                                              1997                        1999
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
      Stock offering costs                                                              $                -            $(5,345,238)
      Issuance of common stock and underwriters' options                                            36,250              59,464,442
      Deferred revenue                                                                                   -               9,791,667
      Payment received on note receivable from director                                                  -                  68,047
      Redemption of Option                                                                               -             (2,250,000)
      Receipt of Section 16(b) common stock profits                                                      -                  17,125
      Payment on license agreement obligations                                                           -               (119,215)
                                                                                       --------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           36,250              61,626,828
                                                                                       --------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                                     2,059                  27,204
                                                                                       --------------------------------------------
NET INCREASE  (DECREASE) IN CASH                                                                 2,347,177               7,028,618

CASH AT BEGINNING OF PERIOD                                                                      1,686,090                       -
                                                                                       --------------------------------------------
CASH AT END OF PERIOD                                                                   $        4,033,267            $  7,028,618
                                                                                       ============================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
      INFORMATION
      Issuance of common stock for promissory note from former parent
          company                                                                                                     $    150,000
                                                                                                                      =============
      License agreement obligations incurred in the acquisition of an
          intangible asset                                                                                            $    131,418
                                                                                                                      =============
      Deferred stock offering costs offset against common stock                                                       $  5,345,238
                                                                                                                      =============
      Note receivable from director originated upon exercise of options
          for common stock                                                                                            $     68,047
                                                                                                                      =============
      Interest paid                                                                                                   $     12,594
                                                                                                                      =============
      Issuance of common stock and warrants as compensation to placement
      agent                                                                                                           $  1,805,878
                                                                                                                      =============

There were no income tax payments made during the periods.

See the accompanying notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 AND THE CUMULATIVE PERIOD FROM FEBRUARY 21, 1991 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

1.     ORGANIZATION

       DUSA Pharmaceuticals, Inc. (the "Company") was incorporated under the laws of the State of New Jersey on February 21, 1991 as a wholly owned subsidiary of Draxis Health Inc. ("Draxis"). As a result of two private placements and the Company's public offerings, Draxis held a 12.8% interest in the Company until March 1996 when Draxis disposed of its entire holding in the Company. (Note 6). The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., which was formed on March 3, 1994 to be the research and development center for the Company. Significant intercompany balances and transactions have been eliminated.

       The Company was established to develop prescription pharmaceutical products for all markets, primarily in the field of photodynamic therapy ("PDT") and photodetection ("PD"),which respectively combines the use of a pharmaceutical product with exposure to light to induce a therapeutic or detection effect. The Company has been concentrating its initial efforts upon seeking regulatory approval in the United States for topical and/or local uses of aminolevulinic acid HCl ("Levulan(R)") PDT/PD. During 1998, the Company filed a New Drug Application (NDA) with the Food and Drug Administration (FDA) for use of the Levulan(R) Kerastick(TM) 20% Topical Solution with photodynamic therapy for actinic keratoses (AKs).

       On December 3, 1999, the Company received marketing approval from the FDA of its NDA. The Company also received approval of its pre-market approval application, or PMA, for the BLU-U(TM), its light device product used in the AK clinical trials. The commercial light device the Company intends to market is a modified version of the BLU-U(TM) units used in the clinical studies. The Company is in the process of preparing a supplement to the PMA covering these modifications. The FDA must approve these changes before the Company may begin marketing the commercial units of the BLU-U(TM). During 1999, the Company also signed a dermatology marketing development and supply agreement with Schering AG, a German corporation.

       The Company has been classified as a development stage enterprise since inception. Once the first commercial products are launched, DUSA will no longer be classified as a development stage enterprise.

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

       f. Revenue Recognition - Revenue from collaborative agreements is deferred and amortized into income over the term of the related agreement.

       g. Research and Development Costs - Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as they are incurred.

       h. Income Taxes - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which these differences are expected to reverse (Note 5).

       i. Basic and Diluted Net Loss Per Share - The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Stock options are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during the period as the effect would be antidilutive.

       j. Stock-based compensation - The Company follows the provisions of APB Opinion No. which requires compensation cost for stock-based employee compensation plans to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. As a result of the Company continuing to apply APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation" requires increased disclosure of compensation expense arising from both the Company's fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The Company has disclosed the required proforma net loss and loss per share data in Note 7 as if the Company had applied the SFAS No. 123 method. The Company accounts for options issued to non-employees in accordance with the provisions of SFAS 123.

       k. Comprehensive Income - The Company implemented SFAS No. 130, Reporting Comprehensive Income as of December 31, 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported separately from the Company's accumulated deficit balance in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported comprehensive loss and its components as part of its statement of operations. Comprehensive loss is not used in the calculations of the basic and diluted loss per share.

       l. Segment Reporting - The Company implemented SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 1998. The Statement establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, at present, it operates in one segment which is the development of emerging technologies which use drugs in combination with light to treat and detect disease.

       m. New Statements of Financial Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2001. The Company is in the process of evaluating the effect of this Statement on its consolidated financial statements.

3.     U.S. GOVERNMENT SECURITIES AVAILABLE FOR SALE

       Securities available for sale consist of United States Treasury Bills and Notes with yields ranging from 4.97% to 6.48% and maturity dates ranging from January 14, 2000 to November 20, 2001.

       As of December 31, 1999, the Company's securities available for sale have been recorded at fair market value of $19,868,962 and the unrealized loss on such securities of $82,319 has been recorded as part of shareholders' equity and an item of comprehensive loss in the statement of operations.

4.     FIXED ASSETS


                                                   USEFUL LIVES
                                                     (YEARS)          1999            1998
                                                -----------------------------   ------------
Computer Equipment                                      3        $ 282,009        $ 195,284
Furniture, Fixtures and Equipment                       5          144,595          136,327
Manufacturing Equipment                                 5          267,786                -
Leasehold Improvements                          Term of lease        8,568            8,568
                                                -----------------------------   ------------
                                                                   702,958          340,179
Accumulated depreciation and amortization                         (274,608)        (171,713)
                                                -----------------------------   ------------
                                                                 $ 428,350        $ 168,466
                                                =============================   ============

5.     INCOME TAXES

       The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                 1999                1998
                                                         -------------   -----------------
DEFERRED TAX ASSET
Deferred revenue                                         $  3,916,667    $              -
Intangible assets                                             507,515             464,126
Accrued charges                                                     -             176,022
Research and development tax credits carryforwards            875,813             702,025
Minimum tax credit carryforward                                90,000                   -
Operating loss carryforwards                                9,702,032          11,279,636
Capital loss carryforwards                                    162,766             162,766
Fixed assets                                                   10,656               3,387
Other                                                               -              15,633
                                                         -------------   -----------------
Net deferred tax assets                                    15,265,449          12,803,595
Valuation allowance                                       (15,265,449)        (12,803,595)
                                                         -------------   -----------------
                                                         $          -     $             -
                                                         =============   =================



       Management cannot assess the likelihood that the future tax benefits will be realized because the Company is currently in the development stage and has cumulative net losses. Accordingly, the net tax benefit does not satisfy the recognition criteria set forth in SFAS No. 109 and, therefore, a valuation allowance has been provided.

       As of December 31, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $24,255,000 and research and development tax credits of approximately $876,000 both of which, if not utilized, will expire for Federal tax purposes as follows:

                                            OPERATING LOSS                 RESEARCH AND DEVELOPMENT
                                             CARRYFORWARDS                      TAX CREDITS
                                  -------------------------              ---------------------------
         2006                     $                      -                       $  7,000
         2007                                            -                         57,000
         2008                                            -                         66,000
         2009                                    1,618,000                         84,000
         2010                                    3,420,000                         44,000
         2011                                    6,638,000                        102,000
         2012                                    6,841,000                        235,000
         2018                                    5,738,000                        145,000
         2019                                            -                        136,000
                                  -------------------------              ---------------------------
                                   $            24,255,000                       $876,000
                                  =========================              ===========================

A reconciliation between the effective tax rate and the statutory federal rate follows:


                                                                1999                                1998
                                                          $                    %            $                  %
                                                    ---------------------------------------------------------------
Income tax expense (benefit) at statutory rate       (1,849,134)            (34.0)     (1,943,762)          (34.0)
State taxes                                            (326,318)             (6.0)       (343,017)           (6.0)
Increase in tax credit carryforwards                   (263,788)             (4.8)       (138,249)           (2.4)
Increase in valuation allowance                       2,461,854              45.3       2,371,450            41.5
Other                                                    67,386               1.2          53,578              .9
                                                    ---------------------------------------------------------------
                                                         90,000               1.7               -              -
                                                    ===============================================================

Income tax expense consists of:                            1999                             1998
Current                                                  90,000                                -
Deferred                                                      -                                -
                                                    ---------------------------------------------------------------
                                                         90,000                                -
                                                    ===============================================================

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

     The Company filed a registration statement pertaining to all remaining 1,088,001 restricted shares of common stock of the Company owned by Draxis. In March 1996, Draxis disposed of its entire holding in the Company in a secondary offering. Draxis no longer owns any shares of common stock or other securities in the Company. (Note 9).

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

     On January 15, 1999, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933 at $5.00 per share. In connection with the placement, 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in the form of 163,043 five-year warrants, each of which are exercisable into one share of common stock at $5.00 per share. These shares and warrants have been valued at $1,805,878 and have been recorded as stock offering costs.

     Since the Form S-3 Registration Statement which was filed to register the shares in the private placement was not effective as of June 1, 1999, the Company was obligated to issue and did issue 15,000 shares of common stock to the investors and 1,630.43 additional warrants to the placement agent, i.e. 1% of the shares issued to the investors and 1% of the warrants issued to placement agent. These warrants have the same terms and conditions as the original placement agent warrants. These shares and warrants have been valued at $152,495 and both have been recorded as part of general and administration costs in the consolidated statements of operations.

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

                                                      1999                 1998                  1997
                                               --------------------  -------------------  --------------------
NET LOSS
   As reported                                        ($5,528,627)         ($5,716,948)          ($7,120,092)
   Proforma                                           ($8,307,285)         ($6,963,522)          ($8,184,984)
BASIC AND DILUTED NET LOSS PER COMMON SHARE
   As reported                                             ($0.50)              ($0.61)               ($0.76)
   Proforma                                                ($0.75)              ($0.74)               ($0.88)
CUMULATIVE NET LOSS
   As reported                                       ($35,946,594)        ($30,417,967)          $24,701,019
   Proforma                                          ($41,665,631)        ($33,358,346)         ($26,394,824)


     As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

     The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                             1999                 1998                  1997
                                              ---------------------  -------------------  --------------------
Expected life (years)                                          10                   10                    10
Risk free interest rate                                      6.22%                5.57%                 6.57%
Expected volatility                                         80.70%               68.94%                62.67%
Dividend yield                                                   -                    -                     -


     b. 1996 Omnibus Plan -- On April 11, 1996, the 1996 Omnibus Plan ("Omnibus Plan") was adopted by the Board of Directors and approved by the shareholders on June 6, 1996. The Omnibus Plan supercedes the Company's previously adopted 1994 Restricted Stock Option Plan and the Incentive Stock Option Plan adopted in 1991. No further grants will be made under the superceded plans. The Omnibus Plan provides for the granting of awards to purchase up to a maximum of 15% of the Company's common stock outstanding. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights ("SAR"), restricted stock options ("RSO") or other securities determined by the Company, to directors, employees and consultants. To date, the Company has made awards only of NQSOs and ISOs under the Omnibus Plan.

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

     Restricted Stock Options -- Prior to August 1994, the Company granted individual options to purchase shares of common stock to certain directors, officers, employees, consultants and others. For options issued in 1991, the exercise price was determined by the public offering price. For options issued after 1991, the exercise price was determined by the closing stock market price on the day prior to the grant. All of the options which were outstanding at February 16, 1996, and which had terms of five years, have been extended to terms of ten years (Note 6). These options are exercisable at the rate of one quarter of the total granted on each of the first, second, third and fourth anniversaries of the day immediately preceding the date of the grant, subject to satisfaction of certain conditions involving continuous periods of service or engagement.

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

     In conjunction with its initial public offering (Note 6), the Company granted Unit Purchase Options to the underwriters to purchase up to 125,000 Units (250,000 shares of common stock and 125,000 warrants) at an exercise price of $18 per Unit. The cash consideration for such options was $.0008 per Unit or $100, in the aggregate. As of December 31, 1995, options to purchase 53,750 Units (107,500 shares of common stock) have expired. The expiration date on the remaining options to purchase 71,250 Units (142,500 shares of common stock) was extended by the Board of Directors from January 16, 1997 to January 16, 2000. All warrants issued in connection with the initial public offering expired on April 19, 1993. On May 7, 1998, the Board of Directors amended the terms of the Unit Purchase Options to allow the exercise of the options based on a cashless payment provision based upon the fair market value of the shares during the thirty-day period prior to the exercise of such options. In consideration, the underwriters agreed to relinquish 1,250 Units (2,500 shares of common stock). During 1999, the underwriters elected a cashless exercise of the options, which resulted in 51,329 shares of common stock being issued to them.

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

     The following table summarizes information about all stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                    ---------------------------------------------   ------------------------------------------------------------
                                              WEIGHTED AVERAGE
RANGE OF EXERCISE   NUMBER OUTSTANDING AT   REMAINING CONTRACTUAL   WEIGHTED AVERAGE   NUMBER EXERCISABLE AT   WEIGHTED AVERAGE
      PRICE           DECEMBER 31, 1999             LIFE             EXERCISE PRICE      DECEMBER 31, 1999     EXERCISABLE PRICE
-----------------   ---------------------   ---------------------   ----------------   ---------------------   -----------------
 $3.01 to 6.00            349,300                3.41  years              $4.79               321,550                $4.92

  6.01 to 9.00          1,028,500                7.36  years               6.95               518,750                 7.26

  9.01 to 20.50           380,000                8.21  years              11.85               167,500                10.55
                        ---------                                                           ---------
                        1,757,800                6.76  years              $7.58             1,007,800                $7.06
                        =========                                                           =========

     Changes for the stock option plans during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                          WEIGHTED                     WEIGHTED                        WEIGHTED
                                                          AVERAGE                      AVERAGE                         AVERAGE
                                             1999      EXERCISE PRICE     1998      EXERCISE PRICE       1997       EXERCISE PRICE
                                         -----------------------------------------------------------------------------------------
Options outstanding, beginning of year    1,375,300        $7.27       1,283,300         $7.03         1,002,050         $6.81
Options granted                             465,000         8.30         202,000          8.66           321,000          7.67
Options exercised                           (72,500)        6.66               -             -           (10,000)         3.63
Options cancelled                                                              -             -           (29,750)         3.95
Options lapsed                              (10,000)        5.25        (110,000)         7.02                 -             -
                                         =========================================================================================
Options outstanding, end of year          1,757,800        $7.58       1,375,300         $7.27         1,283,300         $7.03
                                         =========================================================================================
Options exercisable, end of year          1,007,800        $7.06         937,550         $7.09           615,050         $6.32
                                         =========================================================================================

     Options which were exercised during these years were exercised at per share price range from U.S. $3.25 to U.S. $11.25 during 1999, and at per share prices of U.S. $3.625 during 1997. No options were exercised in fiscal 1998.

     Options which were granted during 1999 have exercise prices ranging from U.S. $6.375 to U.S. $20.50 per share. Those granted during 1998 have exercise prices ranging from U.S. $3.25 to $11.50 per share. During 1997, options were granted with exercise prices of U.S. $6.125 to $10.875 per share.

     d. Warrants - In consideration of efforts related to the negotiation and execution of various agreements including the License Agreement (Note 9a), the Company issued warrants to purchase 350,000 and 50,000 shares of common stock of the Company at CAN.$6.79 per share to the Chairman of the Board, President, and Chief Executive Officer of the Company, and a former Co-Chairman of the Board of Draxis, respectively. On December 21, 1995, the warrants for 50,000 shares were exercised by the former Co-Chairman of Draxis. The expiration date on the 350,000 remaining warrants was extended by the Board of Directors from January 28, 1997 to January 28, 2002. On the date of the extension, August 1, 1996, the market value of the common stock was lower than the price of the warrants on the issue date.

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

8.   COLLABORATION AGREEMENT

     In November 1999, DUSA signed a dermatology marketing, development and supply agreement with Schering AG, a German corporation. DUSA granted to Schering AG the right to promote, market, sell and distribute the Levulan(R) Kerastick(TM) 20% Topical Solution with PDT for AKs of the face and scalp on a worldwide basis (with the exception of Canada). Schering AG and DUSA intend to co-develop and commercialize additional ALA products for other dermatology disorders. Under the agreement, Schering AG has the exclusive right to market, promote and sell the products which are developed in the co-development program. Schering AG has agreed to fund two-thirds of the co-development program, up to a total of $3 million per year, through 2001, subject to the agreement of the Development Committee on the budget. Under the terms of the agreement, DUSA has received $15 million, including $8,750,000 in cash milestone payments and $6,250,000 for which a Schering AG affiliate received 340,458 shares of DUSA's common stock. DUSA will receive $8,000,000 for future research and development support to be used at its discretion, and an additional milestone payment of $7,000,000, within thirty days after the first commercial sale of a Levulan(R) Kerastick(TM), assuming FDA approval of the commercial model of the BLU-U(TM). The issue of shares to the Schering AG affiliate was made at a premium of 20%, or $1,041,667, which along with the milestone payment of $8,750,000, has been recorded as deferred revenue. Revenue from the collaborative agreement with Schering AG will be recognized over the term of the agreement.

     The marketing, development and supply agreement terminates on a product-by-product basis in each country in the territory on the later of
     (i) 12-1/2 years after the first commercial sale of a respective product in such country, or (ii) the expiration of patents pertaining to the manufacture, sale or use of such product in such country. It terminates in its entirety upon the expiration of the agreement with respect to all products in all countries covered by the agreement. Subject to various terms and conditions, the parties may terminate the agreement earlier.

     DUSA will be responsible for the manufacture and supply of the Levulan(R) Kerastick(TM) to Schering AG for resale to the medical community. Schering AG will pay DUSA a supply price for products, as well as a royalty on product sales. Schering AG has also agreed to promote the BLU-U(TM), which DUSA plans to lease directly to dermatologists and other physicians. DUSA will maintain and repair the BLU-U(TM) units under lease/maintenance agreements with the end-users. Under the terms of a Guaranty, Schering AG has agreed to guarantee the lease payments by each lessee up to the cost to DUSA of the BLU-U(TM) from the third-party manufacturer. The Guaranty will expire on the second anniversary of the first delivery to an end-user of a BLU-U(TM). In addition, Schering AG has agreed to provide DUSA with an interest-free line of credit for up to $1,000,000 to finance inventory of BLU-U(TM) units. Under the terms of a Secured Line of Credit Promissory Note and Security Agreement, repayment is secured by the BLU-U(TM) units. The maturity date of the Note is twelve months following the date of the first advance under the Note.

9.   COMMITMENTS AND CONTINGENCY

     a. PARTEQ License Agreement - The Company licenses the patents underlying its Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, the Company has been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell products which are precursors of PpIX, including ALA. The agreement covers certain use patent rights. It also includes any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University, to which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen's University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.

     When the Company is selling its products directly, it has agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where the Company has a sublicensee, such as Schering AG, it will pay 6% and 4% when patent rights do and do not exist, respectively, on its net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments the Company receives on sales of products by the sublicensee. The Company is also obligated to pay 5% of any lump sum sublicense fees paid to the Company, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. The Company has the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

     The Company paid a minimum royalty of CDN $100,000 to PARTEQ during 1998. Following the receipt of FDA approval in December 1999, the Company paid PARTEQ a milestone payment of CDN $100,000 and, a prorated annual minimum royalty payment on sales of products which totaled CDN $3,836. From now on, annual minimum royalties to PARTEQ on sales of products must total at least CDN $100,000. Now that the Company has entered into the agreement with Schering AG, it is also obligated to pay to PARTEQ additional minimum payments in amounts up to CDN $1.1 million of which CDN $632,056 has been paid, including a credit for the CDN $100,000 paid in 1998, based upon the milestone payments the Company received from Schering AG. The CDN $1.1 million is credited in full against the Company's obligation to pay 5% of the lump sums it received from Schering AG (other than for future research and development). The sublicense fee paid and payable to PARTEQ in connection with the milestone payments received from Schering AG (Note 8) has been recorded as deferred royalties and will be amortized over the term of the related agreement with Schering AG.

     Together with PARTEQ and Draxis Health, Inc., its former parent, the Company entered into an agreement (the "ALA Assignment Agreement") effective October 7, 1991. According to the terms of this agreement the Company assigned to Draxis its rights and obligations under the license agreement to the extent they relate to Canada. In addition, the Company has agreed to disclose to Draxis on an ongoing basis, any technology which is available to it relating to the subject matter of the license agreement which would assist Draxis in developing the Canadian market under the assigned rights. Draxis is responsible for royalties which would otherwise be payable by the Company in accordance with the license agreement for net Canadian sales of products and sublicensing revenues. Draxis has also agreed to pay the Company a royalty of two percent of net Canadian sales of products.

     The Company entered into an extension of Research Agreement effective April 1, 1999 with PARTEQ. As partial consideration, the Company granted options to PARTEQ to purchase 10,000 shares of common stock of the Company at an exercise price of $9.25 per share. These options have a term of 10 years and vest at a rate of 25% each year over four years on the anniversary dates of the granting of the options. These options have been valued at $84,000 and have been included in the Consolidated Statements of Operations as part of research and development costs, along with a cash payment of $50,000 provided to PARTEQ as funding support. In addition, the Company has also agreed to provide further funding to PARTEQ in the amount of $29,000 on April 1, 2000.

     b. Management Agreement - Effective October 1, 1991 the Company had entered into a management agreement with Draxis, with a one year term and renewable annually pursuant to which Draxis provided to the Company administrative, financial, scientific and marketing support and any other management services which were required. The Company was charged a per diem rate for services provided by Draxis employees. The per diem rates were equal to the annual salary and benefits, expressed as a rate per day, paid by Draxis to such employees. Services charged by Draxis during the three years ended December 31, 1996 totaled approximately $149,000. The Company terminated the management agreement as of February 1, 1997, as per the provisions of the agreement.

     c. Officers' Employment Agreements - The Company has entered into employment agreements, with its President effective October 1, 1991, with its Vice President of Scientific Affairs effective October 11, 1993, with its Chief Operating Officer effective May 14, 1998 and with its Vice President, Technology effective June 23, 1999. The agreements set out the remuneration, benefits and incentive bonuses to which the officers are entitled. The full term of employment is unlimited in duration unless terminated in accordance with the terms of the employment agreements. (Notes 7b and 7d.)

     d. Lease Agreements --The Company has entered into lease commitments for rental of its office space in Valhalla, New York, in Wilmington, Massachusetts and in Toronto, Ontario. Rent paid under operating leases amounted to $90,000 in 1997, $146,000 in 1998 and $240,000 in 1999. Future
     minimum lease payments will total approximately $295,000 in 2000, $301,000 in 2001, $289,000 in 2002, $140,000 in 2003 and $58,000 in 2004.

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

     f. Lumenetics Agreement - Effective April 1, 1996, the Company entered into an agreement with Lumenetics, Inc. ("Lumenetics") with respect to the evaluation and development of light delivery system components and other devices for use in ALA PDT. This agreement was amended by the Consulting and Development Agreement dated October 14, 1997. In lieu of royalties which could have become due under the April, 1996 Agreement, the Company granted options for the purchase of 100,000 shares of common stock of the Company (Note 7c). In addition, Lumenetics has received restricted stock options for 20,000 shares of common stock of the Company (Note 7b).

     On February 25, 1999, the Company entered into a partial termination agreement with Lumenetics whereby in light of the employment of the principals of Lumenetics by DUSA, the Company agreed to terminate certain provisions of the Consulting and Development Agreement dated October 14, 1997. Under the new agreement, all stock options previously granted to Lumenetics will remain in force and vest according to the terms of the original agreement.

     g. Light Source Supply - Effective November 5, 1998, the Company entered into a purchase and supply agreement with National Biological Corporation
     (NBC), under which the Company has agreed to order all of its supply of certain light sources from NBC.

     h. Research Agreements - The Company has entered into a series of agreements for research projects and clinical studies. As of December 31, 1999, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $786,000 in 2000.

     i. North Safety Products Inc.: In September 1999, DUSA entered in a purchase and supply agreement with North Safety Products, Inc. (North) for the manufacture and supply of the Kerastick(TM) brand applicator. The Company has agreed to purchase from North a certain portion of its total commercial requirements for supply of the Kerastick(TM) for sale in the United States and Canada. Prices for the product are based on the quantities of Kerastick(TM) ordered, which are subject to change depending on various product costs and competitive market conditions. The agreement has a five year term which may be extended for additional one year periods. North has the right to terminate the agreement earlier if certain minimum levels of product orders are not reached. Similarly, DUSA can terminate the agreement early for stated breaches of the agreement. The Company has committed to reimburse North for the construction of certain facilities at North's manufacturing facilities in the amount of $265,000.


10.  FINANCIAL INSTRUMENTS

     a) Fair value of financial instruments - The carrying value of the financial assets and liabilities approximate their fair values.

     b) Credit risk - The Company is subject to credit risk through short-term investments. The Company mitigates this risk by investing in US government securities.

11.  RELATED PARTY TRANSACTIONS

     The Executive Vice President and Chief Operating Officer of the Company and the Vice President, Technology are principal shareholders of Lumenetics, Inc., the Company's former light device consultants. During 1999, the Company paid $46,000 for certain equipment leased under operating leases from Lumenetics and also reimbursed Lumenetics for office space and related expenses totaling approximately $146,000. The Company also paid legal fees and expenses of $214,000 in 1997, $183,550 in 1998 and $395,000 in 1999 to
     Lane and Mantell, a corporation in which the Company's secretary is a principal.

12.  COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified for the purposes of comparison.

13.  SUBSEQUENT EVENT

     On February 23, 2000, the Company signed a definitive agreement for a private placement of 1,500,000 million shares of its common stock. The purchase price is $28.50 per share. The closing is scheduled to occur promptly after the declaration by the SEC that a registration statement covering the shares is effective. If the shares are not registered by 105 days following the filing of the registration statement, the purchasers have the right to terminate the agreement. The Company agreed to pay at closing a commission of 4.5% on the gross proceeds to the placement agent.

     On February 24, 2000, the Company was served with a lawsuit alleging that the Company breached a licensing agreement by failing to use its best endeavors to develop the licensed device. The licensor is seeking unspecified damages, return of the technology and information relating to the licensed device and a declaration that the agreement has been terminated. Management does not believe that this matter will have a material adverse effect on the Company's business, results of operations or financial condition.

                                     ******

EXHIBIT INDEX

3(a)   Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference...........................

3(b)   By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              September 30, 1997, and are incorporated herein by reference......

4(a)   Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Quarterly
              Report on Form 10-Q for the fiscal quarter ended September 30,
              1997, and are incorporated herein by reference....................

4(b)   Class B Warrant, filed as Exhibit 4.3 to the Registrant's Registration
              Statement on Form S-1, No. 33-43282, and is incorporated herein by reference.........................................................

10(a)  License Agreement between the Company, PARTEQ and Draxis Health Inc.
              dated August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is
              incorporated herein by reference..................................

10(b)  ALA Assignment Agreement between the Company, PARTEQ, and Draxis Health
              Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and
              is incorporated herein by reference...............................

10(b.1) Amended and Restated Assignment between the Company and Draxis Health
              Inc., dated April 16, 1999........................................

10(c)  Employment Agreement of D. Geoffrey Shulman, MD, FRCPC
              dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is
              incorporated herein by reference..................................

10(d)  Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated
              April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is
              incorporated hereby by reference..................................

10(e)  Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to Registrant's Form 10-K/A on June 18, 1999 and is incorporated herein by reference, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933...

10(f)  Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's
              Registration Statement on Form S-1, No. 33-43282, and is
              incorporated herein by reference..................................

10(g)  1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's
              Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference...............................

10(h)  1996 Omnibus Plan, as amended, filed as Exhibit 1 to Registrant's
              Schedule 14A definitive Proxy Statement dated April 27, 1998, and is incorporated herein by reference...............................

10(i)  Purchase and Supply Agreement between the Company and National Biological
              Corporation dated November 5, 1998, filed as Exhibit 10(i) to Registrant's Form 10-K/A on June 18, 1999 and is incorporated herein by reference,portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934 and Rule 406 of the Securities
              Act of 1933.......................................................

10(j)  Marketing Development and Supply Agreement between the Company and
              Schering AG dated November 22, 1999, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934..............

10(k)  Common Stock Purchase Agreement between the Company and Schering Berlin
              Venture Corporation dated as of November 22, 1999, filed as
              Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of
              1934..............................................................

10(l)  Light Source Agreement between the Company and Schering AG dated as of
              November 22, 1999, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934................

10(m)  Guaranty dated as of November 22, 1999 by Schering AG in favor of the
              Company, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the
              Securities Exchange Act of 1934...................................

10(n)  Secured Line of Credit Promissory Note dated November 22, 1999 with the
              Company as payee and Schering AG as Holder filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934.......

10(o)  Security Agreement dated as of November 22, 1999 between the Company and
              Schering AG filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated November 22, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934...............................

10(p)  Purchase and Supply Agreement between the Company and North Safety
              Products, Inc. dated as of September 13, 1999, filed as Exhibit
              10.1 to the Registrant's Current Report on Form 8-K dated October 13, 1999, and incorporated herein by reference portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934.......

10(q)  Supply Agreement between the Company and Sochinaz S.A., dated December
              24, 1993, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the
              Securities Exchange Act of 1934...................................

10(q.1) First Amendment to Supply Agreement between the Company and Sochinaz
              S.A. dated July 7, 1994...........................................

27     Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1999..........................................

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) DUSA Pharmaceuticals, Inc.
            --------------------------------------------------------


By (Signature and Title) /s/D. Geoffrey Shulman        President
                        --------------------------------------------


Date: March 3, 2000
     --------------

/s/D. Geoffrey Shulman            Director, Chairman of the Board, President,
----------------------------      Chief Executive Officer, and Chief Financial
D. Geoffrey Shulman, MD,          Officer (Principal Executive, Financial, and
FRCPC                             Accounting Officer)                               March 3, 2000
                                                                                   ----------------------------
                                                                                   Date


/s/Ronald L. Carroll              Executive Vice President,                         March 3, 2000
----------------------------      Chief Operating Officer                          ----------------------------
Ronald L. Carroll                                                                  Date


/s/Stuart L. Marcus               Senior Vice President of                          March 3, 2000
----------------------------      Scientific Affairs                               ----------------------------
Stuart L. Marcus, MD, PhD                                                          Date


/s/Scott L. Lundahl               Vice President, Technology                        March 3, 2000
----------------------------                                                       ----------------------------
Scott L. Lundahl                                                                   Date


/s/Mark  C. Carota                Vice President, Operations                        March 3, 2000
----------------------------                                                       ----------------------------
Mark C. Carota                                                                     Date


/s/John H. Abeles                 Director                                          March 3, 2000
----------------------------                                                       ----------------------------
John H. Abeles                                                                     Date


/s/James P. Doherty               Director                                          March 3, 2000
----------------------------                                                       ----------------------------
James P. Doherty, BSc                                                              Date


/s/Jay M. Haft                    Director                                          March 3, 2000
----------------------------                                                       ----------------------------
Jay M. Haft, Esq.                                                                  Date


/s/Richard C. Lufkin              Director                                          March 3, 2000
----------------------------                                                       ----------------------------
Richard C. Lufkin                                                                  Date


/s/Nanette W. Mantell             Secretary                                         March 3, 2000
----------------------------                                                       ----------------------------
Nanette W. Mantell, Esq.                                                           Date