Form 10-K/A
period 1999-12-31
DUSA PHARMACEUTICALS INC
filed 2000-03-21
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               FORM 10-K/A NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of March 17, 2000 was $294,801,003.00.

     The number of shares of common stock outstanding of the Registrant as of March 17, 2000 was 12,047,005.

     This Form 10-K/A No. 1 is being filed to note on Exhibit 10(q) that portions of the exhibit which are marked "[c.i.]" indicate that confidentiality has been requested for such marked language and that the omitted portions have been filed separately with the Commission. Accordingly, Exhibit 10(q) is being refiled.

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

10(b.1) Amended and Restated Assignment between the Company and Draxis Health
              Inc., dated April 16, 1999, filed as Exhibit 10(b.1) to Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference...........................

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

10(q.1) First Amendment to Supply Agreement between the Company and Sochinaz
              S.A. dated July 7, 1994 filed as Exhibit 10(q.1) to Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference..................................

27     Financial Data Schedule for the Registrant's Form 10-K for the period ending December 31, 1999 filed as Exhibit 27 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference..................................

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


(Registrant) DUSA Pharmaceuticals, Inc.
            --------------------------------------------------------


By (Signature and Title) /s/D. Geoffrey Shulman        President
                        --------------------------------------------


Date: March 21, 2000
     ----------------

/s/D. Geoffrey Shulman            Director, Chairman of the Board, President,
----------------------------      Chief Executive Officer, and Chief Financial
D. Geoffrey Shulman, MD,          Officer (Principal Executive, Financial, and
FRCPC                             Accounting Officer)                               March 21, 2000
                                                                                   ----------------------------
                                                                                   Date


/s/Ronald L. Carroll              Executive Vice President,                         March 21, 2000
----------------------------      Chief Operating Officer                          ----------------------------
Ronald L. Carroll                                                                  Date


/s/Stuart L. Marcus               Senior Vice President of                          March 21, 2000
----------------------------      Scientific Affairs                               ----------------------------
Stuart L. Marcus, MD, PhD                                                          Date


/s/Scott L. Lundahl               Vice President, Technology                        March 21, 2000
----------------------------                                                       ----------------------------
Scott L. Lundahl                                                                   Date


/s/Mark  C. Carota                Vice President, Operations                        March 21, 2000
----------------------------                                                       ----------------------------
Mark C. Carota                                                                     Date


/s/John H. Abeles                 Director                                          March 21, 2000
----------------------------                                                       ----------------------------
John H. Abeles                                                                     Date


/s/James P. Doherty               Director                                          March 21, 2000
----------------------------                                                       ----------------------------
James P. Doherty, BSc                                                              Date


/s/Jay M. Haft                    Director                                          March 21, 2000
----------------------------                                                       ----------------------------
Jay M. Haft, Esq.                                                                  Date


/s/Richard C. Lufkin              Director                                          March 21, 2000
----------------------------                                                       ----------------------------
Richard C. Lufkin                                                                  Date


/s/Nanette W. Mantell             Secretary                                         March 21, 2000
----------------------------                                                       ----------------------------
Nanette W. Mantell, Esq.                                                           Date