Form 10-Q
period 2000-03-31
DUSA PHARMACEUTICALS INC
filed 2000-05-09
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      March 31, 2000
                                        ----------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ---------------

Commission file number 0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

           New Jersey                                22-3103129
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                                 25 Upton Drive
                            Wilmington, Massachusetts
                    (Address of principal executive offices)
                                   (Zip Code)

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

                    Yes    X                 No
                         -----                   -----

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

                       13,552,755 shares as of May 5, 2000

Part 1.

Item 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                           2000                1999
                                                                                       (UNAUDITED)

ASSETS

CURRENT ASSETS
    Cash (interest bearing)                                                               $44,878,968         $7,028,618
    U.S. government securities available for sale, at market
      (cost- $22,784,257 and $19,951,281, respectively)                                    22,652,849         19,868,962
    Accrued interest receivable                                                               238,582            266,621
    Receivable under co-development program                                                   435,157                  -
    Other current assets                                                                       75,480            132,833
                                                                                          ----------------------------------
                                                                                           68,281,036         27,297,034

FIXED ASSETS, NET                                                                             634,159            428,350

DEPOSITS ON EQUIPMENT                                                                          37,066             27,631

DEFERRED ROYALTY                                                                              403,830            403,830

OTHER DEPOSITS                                                                                339,080                  -
                                                                                          ----------------------------------

                                                                                          $69,695,171        $28,156,845
                                                                                          ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                                         $274,858           $117,109
    Accrued payroll                                                                            97,698            428,212
    Accrued placement fee                                                                   1,923,750                  -
    Other accrued charges                                                                     358,884            299,929
    Due to PARTEQ                                                                                   -            370,000
    Income taxes payable                                                                            -             90,000
                                                                                          ----------------------------------

Total current liabilities                                                                   2,655,190          1,305,250
Deferred Revenues                                                                           9,791,667          9,791,667
                                                                                          ----------------------------------
                                                                                           12,446,857         11,096,917

SHAREHOLDERS' EQUITY
   Capital Stock
      Authorized: 100,000,000 shares of which 40,000,000 shares are designated as Common stock, no par, and 60,000,000 shares
         issuable in series or classes.
      Issued and outstanding: 13,547,755 (1999: 11,908,357) shares
          of  Common stock, no par                                                         93,228,687         51,749,987
   Additional paid-in capital                                                               1,338,854          1,338,854
   Deficit accumulated during the development stage                                       (37,187,819)       (35,946,594)
   Net unrealized gain (loss) on U.S. government securities
          available for sale                                                                 (131,408)           (82,319)
                                                                                          ----------------------------------

                                                                                           57,248,314         17,059,928
                                                                                          ----------------------------------

                                                                                          $69,695,171        $28,156,845
                                                                                          ==================================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                              CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                             FEBRUARY 21,
                                                                        THREE MONTHS       THREE MONTHS      1991 (DATE OF
                                                                           ENDED              ENDED         INCORPORATION)
                                                                         MARCH 31,          MARCH 31,        TO MARCH 31,
                                                                            2000               1999              2000
                                                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

RESEARCH AND DEVELOPMENT COSTS                                           $1,269,651        $  841,922        $32,032,174
      Research and Development Costs funded through
      co-development program                                               (435,157)                            (435,157)
                                                                      -----------------------------------------------------

NET RESEARCH AND DEVELOPMENT COSTS                                          834,494           841,922         31,597,017
                                                                      -----------------------------------------------------


OPERATING COSTS
      General and administration                                            748,583           329,631         11,874,044
      Depreciation and amortization                                          40,892            18,029            347,329
                                                                      -----------------------------------------------------

TOTAL OPERATING COSTS                                                       789,475           347,660         12,221,373
                                                                      -----------------------------------------------------

NON-OPERATING REVENUE
     Interest income                                                     $  382,744        $  160,260        $ 6,370,708
     Gain on foreign currency exchange                                            -                 -             27,204
     Gain on sale of U.S. government securities                                   -                 -            322,659
     Unrealized loss on U.S. government securities
       available for sale                                                         -                 -            (62,832)
                                                                      -----------------------------------------------------
                                                                            382,744           160,260          6,657,739
                                                                      -----------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                            1,241,225         1,029,322         37,160,651

INCOME TAX EXPENSE                                                                -                 -             90,000

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                              -                 -            (62,832)
                                                                      -----------------------------------------------------

NET LOSS                                                                 $1,241,225        $1,029,322        $37,187,819


OTHER COMPREHENSIVE LOSS
     Net unrealized (gain) loss on U.S. government
     securities available for sale                                           49,089            39,559            131,408
                                                                      -----------------------------------------------------

COMPREHENSIVE LOSS                                                       $1,290,314        $1,068,881        $37,319,227
                                                                      =====================================================

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                                             $      0.10       $      0.10       $       5.23
                                                                      =====================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                12,164,065        10,761,041          7,114,706
                                                                      =====================================================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                              CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                             FEBRUARY 21,
                                                                                                             1991 (DATE OF
                                                                         THREE MONTHS      THREE MONTHS     INCORPORATION)
                                                                            ENDED              ENDED              TO
                                                                          MARCH 31,          MARCH 31,         MARCH 31,
                                                                             2000              1999              2000
                                                                         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)

CASH FLOWS USED IN OPERATING ACTIVITIES
     Net loss                                                             $(1,241,225)      $(1,029,322)     $(37,187,819)
       Amortization of premiums and accretion of discounts on
          U.S. government securities available for sale and
          investment securities, net                                          194,007           (54,489)          210,053
       Depreciation and amortization                                           40,892            18,029           347,329
       Loss  on foreign currency exchange                                           -            39,559           (27,204)
       Vesting of non-employee options                                              -                 -           424,710
       Issue of additional shares and warrants                                      -                 -           152,495
       Gain on sale of U.S. government  securities available
          for sale                                                                  -                 -          (322,659)
       Unrealized loss on U.S. government  securities
          available for sale                                                        -                 -            62,832
       Cumulative effect of change in accounting principle                          -                 -           (62,832)
       Write-off of intangible assets                                               -                 -           307,519
       Compensation expense  resulting from extension of
          outstanding stock options terms                                           -                 -           557,260
       Changes in other assets and liabilities impacting cash
          flows from operations:
          Accrued interest receivable                                          28,039           (38,213)         (238,582)
          Receivable under co-development program                            (435,157)                -          (435,157)
          Other current assets                                               (281,727)           20,087          (414,560)
          Accounts payable                                                    157,749           (35,680)          274,858
          Corporate taxes payable                                             (90,000)                -                 -
          Accrued payroll and other charges                                  (271,559)          (61,661)          456,582
          Due to PARTEQ                                                      (370,000)                -                 -
          License agreement obligations                                             -                 -           (12,203)
                                                                        ---------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                      (2,268,981)       (1,141,690)      (35,907,378)
                                                                        ---------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES
     Purchases of U.S. government securities available for
        sale and investment securities                                     (7,126,983)       (8,937,802)     (150,567,769)
     Proceeds from maturing U.S. government securities
        available for sale and investment security                          4,100,000         2,800,000        74,120,000
     Proceeds from sale of U.S. government securities
        available for sale                                                          -                 -        53,776,118
     Intangible assets                                                              -                 -          (193,022)
     Purchases of fixed assets                                               (246,701)           (6,669)         (964,567)
     Deposits on equipment                                                     (9,435)                            (37,066)
     Deferred royalty                                                               -                 -          (403,830)
     Advances by a former parent                                                    -                 -        (2,867,900)
     Repayment of advances to former parent                                         -                 -         2,867,900
                                                                        ---------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                      (3,283,119)       (6,144,471)      (24,270,136)
                                                                        ---------------------------------------------------

DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                            CUMULATIVE
                                                                                                            PERIOD FROM
                                                                                                           FEBRUARY 21,
                                                                                                           1991 (DATE OF
                                                                        THREE MONTHS      THREE MONTHS    INCORPORATION)
                                                                            ENDED            ENDED              TO
                                                                          MARCH 31,        MARCH 31,         MARCH 31,
                                                                            2000              1999             2000
                                                                         (UNAUDITED)      (UNAUDITED)       (UNAUDITED)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Stock offering costs (note 5)                                       $   (94,274)     $  (205,203)       $ (5,439,512)
     Issuance of common stock and underwriters' options
     (note 5)                                                             42,750,000        7,516,875         102,214,442
     Proceeds from exercise of options                                       746,724                              746,724
     Payment received on note receivable from director                             -                -              68,047
     Redemption of option held by former parent                                    -                -          (2,250,000)
     Receipt of section 16(b) common stock profits                                 -                -              17,125
     Payment on license agreement obligations                                      -                -            (119,215)
     Deferred revenue                                                              -                -           9,791,667
                                                                        ---------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 43,402,450        7,311,672         105,029,278
                                                                        ---------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                   0          (39,559)             27,204
                                                                        ---------------------------------------------------

NET (DECREASE) INCREASE  IN CASH                                          37,850,350          (14,048)         44,878,968

CASH AT BEGINNING OF PERIOD                                                7,028,618        1,213,757                   -
                                                                        ---------------------------------------------------

CASH AT END OF PERIOD                                                    $44,878,968      $ 1,199,709        $ 44,878,968
                                                                        ===================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
     Issuance of common stock for promissory note from former
        parent                                                                                               $    150,000
                                                                                                            ===============
     License agreement obligations incurred in the
        acquisition of an intangible asset                                                                   $    131,418
                                                                                                            ===============

     Deferred stock offering costs offset against common stock                                               $  5,439,512
                                                                                                            ===============
     Note receivable from director originating upon exercise
        of options for common stock                                                                          $     68,047
                                                                                                            ===============
     Interest paid                                                                                           $     12,594
                                                                                                            ===============

     Income tax expense                                                                                      $     90,000
                                                                                                            ===============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Operations for the three-month periods ended March 31, 2000, and 1999 and for the period from February 21, 1991, (date of incorporation) to March 31, 2000, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000, and 1999 and for the period from February 21, 1991, (date of incorporation) to March 31, 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 2000, and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All significant intercompany accounts have been eliminated on consolidation.

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.96% to 6.84%, and maturity dates ranging from May 2, 2000 to March 15, 2002.

3. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. None of the stock options and warrants are included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

4. The Company has entered into a series of agreements for research projects and clinical studies. As of March 31, 2000, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $629,860 for the remainder of 2000.

5. On March 22, 2000, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. The Company received proceeds of $42,750,000. The offering costs incurred during the period in connection with the placement were $2,018,024 of which $1,923,750 remained unpaid at the end of the period.

6. Under the terms of the dermatology marketing, development and supply agreement with Schering AG, Schering AG has agreed to fund two-thirds of the co-development program, up to a total of $3,000,000 per year, through 2001 subject to the agreement of the Development Committee on the budget. The Company has accrued the estimated reimbursement for dermatology research and development costs incurred during the first quarter which have not yet been approved by the Development Committee.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1999 and for the three-month periods ended March 31, 2000, and March 31, 1999, respectively. DUSA Pharmaceuticals, Inc. is a development stage pharmaceutical company engaged primarily in the research and development of a drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of medical conditions. The trademark for our brand of ALA is Levulan(R). When we use Levulan(R) and follow it with exposure to light to produce a therapeutic effect the technology is called photodynamic therapy or PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions the technology is called photodetection or PD. Our first product, Levulan(R) Kerastick(TM) 20% topical solution with photodynamic therapy for actinic keratosis of the face and scalp, was approved by the United States Food and Drug Administration on December 3, 1999. The clinical trial version of our first light device, the BLU-U(TM), was also approved and our commercial unit is now under review by the FDA. Schering AG, our dermatology partner, is planning to launch the Levulan(R) Kerastick(TM) in June, 2000, through its U.S. affiliate, Berlex Laboratories, Inc., subject to delivery to Schering AG of sufficient product supplies from our third-party manufacturers. The Company will distribute the commercial version of the BLU-U(TM) promptly after the FDA approves the PMA Supplement relating to this unit.

     We have experienced significant operating losses since our inception, as we have devoted substantial resources to development of our first products, while advancing the Levulan(R) PDT/PD technology platform for other medical uses. Our other dermatology and non-dermatology potential indications are at exploratory, Phase I or Phase II stages. As of March 31, 2000, we had an accumulated deficit of $37,187,819. The Company completed a private placement of 1,500,000 shares of its common stock on March 22, 2000, raising gross proceeds of $42,750,000. In connection with the offering, the placement agent received a commission of 4.5% of the gross proceeds and total costs of the offering were approximately $2,018,000. The Company filed a Form S-3 Registration Statement which was declared effective on March 21, 2000, to register the shares purchased in the private offering, together with a limited number of shares which underlie certain stock options previously granted to several of DUSA's consultants. The Company will not receive any proceeds from the resale of any of these shares. See "Liquidity and Capital

Resources".

     Our transition from a development-stage company to a products-based company is partially dependent upon approval by the FDA of the PMA Supplement which was filed on March 20, 2000, covering the commercial version of the BLU-U(TM). We expect that the FDA review process will take two to three months to complete, although the FDA regulations allow up to six months for this agency action. Our Wilmington facilities, and perhaps our BLU-U(TM) manufacturer, must pass inspection by the FDA before the Supplement is approved. We are also dependent, in large part, on Berlex Laboratories, Inc. to develop a market in the United States for our products. While Schering AG has significant expertise in dermatology markets outside the United States, and Berlex has significant expertise in non-dermatology markets in the United States, our products represent Berlex's first dermatology marketing effort in the United States. Significant delays in the FDA approval process of our PMA supplement, or in delivery to Schering AG of sufficient product supplies from our third-party manufacturers for the launch of the Levulan(R) Kerastick(TM) or the BLU-U(TM) would delay the marketing of our products and would have a significant adverse impact on our near-term financial results.

     Subsequent to the product launch, we expect to continue to incur operating losses during this year, and perhaps longer, depending upon sales levels achieved by Berlex Laboratories, Inc. We continue to incur significant research and development costs for our dermatology and non-dermatology development programs, which we are planning to expand using the proceeds from the Schering AG milestones and the recently completed private placement. We do not know when the royalties and supply fees to which we are entitled under our Schering AG agreement, along with interest and/or other income, may offset the cost of our research and development programs.

     As previously disclosed in a Form 8-K filed subsequent to the end of the quarter, on April 27, 2000, the Company's Board of Directors authorized the redemption of all the rights which were granted pursuant to the Company's Shareholder Rights Plan, dated September 26, 1997 (the "Plan") and the termination of the Plan. The Plan was originally approved by the Company's shareholders on June 11, 1998. The Board of Directors took this action upon receiving a Schedule 13G filed by AMVESCAP PLC ("AMVESCAP"), the parent holding company of investment advisors including the INVESCO Funds Group, Inc. AMVESCAP indicates in its Schedule 13G, which was filed with the Securities and Exchange Commission on April 20, 2000, that it beneficially owns in excess of 15% of the Company's outstanding common shares. As the result of the acquisition of beneficial ownership in excess of 15% of the outstanding shares of common stock of the Company by AMVESCAP, certain provisions of the Plan were triggered.

     Pursuant to the redemption provisions of the Rights Agreement, all of the outstanding rights will be redeemed at a redemption price of $.001 per right. The Company will pay the redemption price, in cash, which, based on the current total number of shares outstanding, will total approximately $14,000.

Financial Condition

     The Company is in a strong cash position to continue and expand its research and development activities for its Levulan(R) PDT/PD platform. The Company's total assets were $69,695,171, including $44,878,968 in cash, as of March 31, 2000, compared to $28,156,845 as of December 31, 1999. The increase is the direct result of the completion of the private placement of the Company's shares in the first quarter of this year for cash proceeds of $42,750,000. Management expects that assets will decline somewhat as research and development activities proceed, until and unless the Company successfully makes the transition to profitability. However, the decline will be partially offset by interest income on the Company's liquid investments.

     As of March 31, 2000, the Company had outstanding current liabilities of $2,655,190 as compared to $1,305,250 as of December 31, 1999. The increase is due principally to the accrual of the placement agent fee of approximately $1,900,000 which was not paid until after the end of the quarter. Since its inception the Company has had no long-term debt.

     We are actively preparing for the commercial launch of our products while the FDA is reviewing the PMA Supplement to the BLU-U(TM). As of March 31, 2000, the Company had made capital expenditures of $634,159 primarily related to leasehold improvements and equipment to prepare for the manufacture by our third-party manufacturers of our first products. The Company expects that it will have additional capital expenses during the balance of 2000 relating to the launch and scale-up of its products.

     The Company held United States government securities at a fair market value of $22,652,849 as of March 31, 2000, as compared to $19,868,962 as of December 31, 1999. In the past, maturity dates have been selected to match the Company's requirement for cash for operations. In light of its enhanced cash position, the Company expects to invest a portion of its government securities for maturity dates up to five years. See "Liquidity and Capital Resources."

Results of Operations.

     Interest Income. We have not derived any commercial revenues from product sales;. However, we expect to receive royalties and supply fees from Schering AG later this year, assuming the FDA approves the commercial BLU-U(TM) unit in a timely manner. As a result of the $15,000,000 from Schering AG which we received during the fourth quarter of 1999, interest income, earned primarily on United States government securities, increased to $382,744 for the three-month period ended March 31, 2000, as compared to $160,260 for the three-month period ended March 31, 1999. Similarly, with the receipt of the proceeds from the private placement, we expect that additional interest income will accrue. However, unless our PMA Supplement is approved and a large market for our first products develop, interest income will decline as funds are spent for our research and development programs. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to March 31, 2000 was $6,370,708.

     Research and Development Costs. Total research and development costs for the three-month period ended March 31, 2000 were $1,269,651 as compared to $841,922 for the comparable three-month period ended March 31, 1999. However, two-thirds of the dermatology research and development expenses will be reimbursed by Schering AG, up to $3,000,000 for 2000 and 2001. Therefore, our actual net research and development expenses for this year could be less than last year's expenditures depending upon the timing of the start of non-dermatology clinical trials. We have accrued an estimated reimbursement amount of $435,157 for the period ended March 31, 2000 which is subject to review and agreement by the Development Committee under our Schering AG agreement. We have been planning with Schering AG which dermatology clinical programs will be funded this year and next, and expect to have a complete plan in place by this summer. However, as a consequence of this planning process continuing throughout the first quarter, net research and development expenses for this quarter are lower than anticipated. We now expect dermatology research and development efforts to focus initially on acne, warts and onychomychosis, as well as post-marketing Phase IV studies relating to Levulan(R) PDT for actinic keratoses. Development plans for cosmetic indications, such as hair removal and photodamaged skin, will be considered at a later date.

     The total and net research and development expenses also include approximately $383,000 associated with pre-production manufacturing expenses, including scale-up and validation lots of our products and costs to support the manufacturing of our products (comprised primarily of personnel expenses) incurred in preparation for the commercial production of our products. We expect total and net research and development expenses to continue to increase during the coming quarters as we are planning to begin an acne dose ranging study using Levulan(R) solution of varying strengths with blue light later this year. In addition, we have hired additional research personnel who are working on DUSA's clinical trial program, both jointly with Schering AG on dermatology indications, as well as independently, on protocol development for additional bladder cancer detection studies.

DUSA's scientific personnel are also taking an increasing role in DUSA-supported investigator studies, such as those involving Levulan(R) PDT for use in restenosis following angioplasty. Finally, we hope to begin later this year the required FDA Phase IV actinic keratoses studies; one on the long-term follow-up of Levulan(R) PDT treatment of AKs of the face and scalp and the other to test dermal allergenicity.

     General and Administrative Expenses. General and administration expenses increased significantly to $748,583 as of March 31, 2000 from $329,631 as of March 31, 1999 as the Company has hired additional staff, including key management personnel in technical and operations functions. In addition, overhead related to the new principal offices in Wilmington, Massachusetts added to these increased expenses. These costs are expected to continue to increase as we continue to add personnel, including additional executive officers.

     Net Losses. The Company incurred a net loss of $1,241,225, or $0.10 per share, for the three-month period ended March 31, 2000, as compared to a net loss of $1,029,322, or $0.10 per share, for the three-month period ended March 31, 1999.

     SFAS No. 133. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the fiscal quarters of our fiscal year ending December 31, 2001. We are in the process of evaluating the effect of this Statement on our consolidated financial statements.

Liquidity and Capital Resources

     The Company's United States government securities available for sale have an aggregate cost of $22,784,257 and a current aggregate market value of $22,652,849 as of March 31, 2000, resulting in a net unrealized loss on securities available for sale of $131,408, which has been included in the shareholders' equity. Some losses could be realized, depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements. The Company's securities currently have interest rates and yields ranging from 4.96% to 6.84%, and maturity dates ranging from May 2, 2000 to March 15, 2002.

     As a result of the completion in March, 2000 of the INVESCO private placement of 1,500,000 shares, the Company believes it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT/ PD for the foreseeable future. The Company intends to invest the cash proceeds from the sale of these shares primarily in government securities having maturities of slightly longer duration than its other liquid securities.

     DUSA may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand DUSA's business. This could include other light-sensitive drugs or light devices, or other drug-device combination products. Any proceeds that DUSA may receive upon any exercise of options which were registered on the Form S-3 mentioned-above will be used for working capital, primarily to advance research and product development activities of its Levulan(R) PDT/PD technology platform.

     The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis. We are currently focused on the commercialization of the Levulan(R) Kerastick and the BLU-U(R). As part of this effort, we are discussing a plan to reimburse our raw material supplier of ALA for a portion of its costs to bring its manufacturing facilities in Switzerland into compliance with the FDA's cGMPs.

     Although we have no long term debt, we do have a secured line of credit from Schering AG for up to $1 million to help us finance inventory purchases of our BLU-U(TM) from our supplier. This line of credit is interest-free but must be re-paid within one year of our first draw down of funds. We expect to make the first draw down following approval of the PMA Supplement for the commercial BLU-U(TM) unit.

     The Company had no change in deferred revenues from December 31, 1999 of $9,791,667, as the Company will not begin to amortize the Schering AG milestone payments until the product is launched. The amortization period is expected to be approximately 12 years, the term of the Schering AG agreement, based upon current SEC revenue recognition principles.

Inflation

     Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates, however, the overall net effect of inflation on the operations of the Company should be minimal.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     We hold fixed income U.S. government securities which are subject to interest rate market risks. We do not believe that the risk is material as we have made our investments in relatively short-term instruments and we strive to match the maturity dates of these instruments to our cash flow needs. We may seek to moderately increase the maturity of a portion of these securities in order to increase the interest income to be derived which may add somewhat more risk to the investment. A ten percent decline in the average yield of these instruments would not have a material effect on our results of operations or cash flows.

Forward-Looking Statements

     The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of the receipt and timing of regulatory approval, the planned launch of its products and the commencement of sales, draw down under the line of credit from Schering AG and the development of a market, expectations of continuing losses and revenues from Schering AG, new capital expenditures and decline in assets, the anticipated use of liquid assets and changes in interest income, expected reimbursements from Schering AG and future dermatology development plans, research and development and overhead spending, sufficiency of its capital resources and potential losses from untimely conversion of government securities, amortization of the Schering AG payments and the possible effects of inflation. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, results of pre-clinical and clinical studies, dependence on third-party manufacturers, and on Schering AG and Berlex to develop a market, the ability to attract and retain qualified personnel, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other risks identified in the Company's filings with the Securities and Exchange Commission, from time to time.

                           PART II- OTHER INFORMATION

Items 1 -  5.
         None

Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     b) i) Form 8-K dated and filed on February 24, 2000 relating to the signing of a definitive Stock Purchase Agreement with funds advised by the INVESCO Funds Group, Inc.

         ii) Form 8-K dated March 22, 2000 filed on March 23, 2000 relating to the closing of the INVESCO Funds Group Inc. private placement.

         iii) Form 8-K dated and filed on March 27, 2000 relating to the filing of a PMA Supplement for its commercial BLU-U(TM) unit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DUSA PHARMACEUTICALS, INC.

     DATE May 8 , 2000                      BY:  /S/D. GEOFFREY SHULMAN
          ------------                         --------------------------------
                                            D. GEOFFREY SHULMAN, MD, FRCPC
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit No.                          Description

27 Financial Data Schedule, which is submitted electronically to the 27 Securities and Exchange Commission for information only and not filed.