Form 10-Q
period 2000-06-30
DUSA PHARMACEUTICALS INC
filed 2000-08-11
CIK 879993

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      June 30, 2000
                                       --------------------------

                                                           OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------

Commission file number 0-19777

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

    New Jersey                                             22-3103129
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

                     13,669,590 shares as of August 9, 2000

Part 1.
Item 1.  FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                         JUNE 30,
                                                                                           2000              DECEMBER 31,
                                                                                       (UNAUDITED)              1999
ASSETS

CURRENT ASSETS
  Cash (interest bearing)                                                                 $20,069,284         $7,028,618
  U.S. government securities available for sale, at market
  (cost- $43,282,229 and $19,951,281, respectively)                                        43,349,913         19,868,962
  Accrued interest receivable                                                                 686,449            266,621
  Inventory                                                                                   315,935                  -
  Receivable under co-development program                                                     602,504                  -
  Other current assets                                                                        114,648            132,833
                                                                                    -------------------------------------
                                                                                           65,138,733         27,297,034
FIXED ASSETS, NET                                                                           1,105,553            428,350
DEPOSITS ON EQUIPMENT                                                                               -             27,631
DEFERRED ROYALTY                                                                              403,830            403,830
DEFERRED CHARGES                                                                            1,000,000                  -
OTHER DEPOSITS                                                                                 45,176                  -
                                                                                    -------------------------------------
                                                                                          $67,693,292        $28,156,845
                                                                                    =====================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                       $  163,058        $   117,109
    Accrued payroll                                                                           315,021            428,212
    Other accrued charges                                                                     584,142            299,929
    Due to PARTEQ                                                                                   -            370,000
    Income taxes payable                                                                            -             90,000
                                                                                    -------------------------------------

Total current liabilities                                                                   1,062,221          1,305,250
Deferred Revenues                                                                           9,791,667          9,791,667
                                                                                    -------------------------------------
                                                                                           10,853,888         11,096,917
SHAREHOLDERS' EQUITY
  Capital Stock
    Authorized: 100,000,000 shares of which 40,000,000 shares are designated as Common stock, no par, and 60,000,000 shares
      issuable in series or classes.
    Issued and outstanding shares of Common stock, no par:
    13,591,121 (1999: 11,908,357)                                                          94,060,613         51,749,987
  Additional paid in capital                                                                1,338,854          1,338,854
  Deficit accumulated during the development stage                                        (38,627,747)       (35,946,594)
  Net unrealized gain (loss) on U.S. government securities available
     for sale                                                                                  67,684            (82,319)
                                                                                    -------------------------------------
                                                                                           56,839,404         17,059,928
                                                                                    -------------------------------------
                                                                                          $67,693,292        $28,156,845
                                                                                    =====================================


See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                               THREE MONTHS        THREE MONTHS
                                                                                  ENDED               ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,            JUNE 30,            JUNE 30,
                                                                                   2000                1999                2000
                                                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
RESEARCH AND DEVELOPMENT COSTS                                          $        2,109,074    $      1,047,760    $      3,378,725
      Research and Development Costs funded through
      co-development program                                                      (167,347)                               (602,504)
                                                                     --------------------------------------------------------------
NET RESEARCH AND DEVELOPMENT COSTS                                               1,941,727           1,047,760           2,776,221
                                                                     --------------------------------------------------------------
OPERATING COSTS
      General and administration                                                   376,489             486,197           1,125,072
      Depreciation and amortization                                                 64,339              18,264             105,231
                                                                     --------------------------------------------------------------

TOTAL OPERATING COSTS                                                              440,828             504,461           1,230,303
                                                                     --------------------------------------------------------------

TOTAL COSTS                                                                      2,382,555           1,552,221           4,006,524

NON OPERATING REVENUE
     Interest income                                                    $          942,627    $       $122,939    $      1,325,371
     Gain on foreign currency exchange                                                   -                   -                   -
     Gain on sale of U.S. government securities                                          -                   -                   -
     Unrealized loss on U.S. government securities available for
       sale                                                                              -                   -                   -
                                                                     --------------------------------------------------------------

                                                                                   942,627             122,939           1,325,371
                                                                     --------------------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  1,439,928           1,429,282           2,681,153

INCOME TAX EXPENSE                                                                       -                   -                   -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      -                   -                   -
                                                                     --------------------------------------------------------------
NET LOSS                                                                $        1,439,928    $      1,429,282    $      2,681,153
OTHER COMPREHENSIVE (INCOME) LOSS
     Net unrealized (gain) loss on U.S. government securities
     available for sale                                                           (116,773)             57,425             (67,684)
                                                                     --------------------------------------------------------------

COMPREHENSIVE LOSS                                                      $        1,323,155    $      1,486,707    $      2,613,469
                                                                     ==============================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                             $             0.11    $           0.13    $           0.21
                                                                     ==============================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                            13,556,659          10,946,167          12,860,362
                                                                     ==============================================================



                                                                                           CUMULATIVE PERIOD
                                                                                           FROM FEBRUARY 21,
                                                                                             1991 (DATE OF
                                                                      SIX MONTHS ENDED     INCORPORATION) TO
                                                                          JUNE 30,              JUNE 30,
                                                                            1999                  2000
                                                                        (UNAUDITED)           (UNAUDITED)
RESEARCH AND DEVELOPMENT COSTS                                     $      1,889,682      $       34,141,248
      Research and Development Costs funded through
      co-development program                                                                       (602,504)
                                                                  -----------------------------------------
NET RESEARCH AND DEVELOPMENT COSTS                                        1,889,682              33,538,744
                                                                  -----------------------------------------
OPERATING COSTS
      General and administration                                            815,828              12,250,533
      Depreciation and amortization                                          36,293                 411,668
                                                                  -----------------------------------------

TOTAL OPERATING COSTS                                                       852,121              12,662,201
                                                                  -----------------------------------------

TOTAL COSTS                                                               2,741,803              46,200,945

NON OPERATING REVENUE
     Interest income                                               $        283,199      $        7,313,335
     Gain on foreign currency exchange                                            -                  27,204
     Gain on sale of U.S. government securities                                   -                 322,659
     Unrealized loss on U.S. government securities available for
       sale                                                                       -                 (62,832)
                                                                  -----------------------------------------

                                                                            283,199               7,600,366
                                                                  -----------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           2,458,604              38,600,579

INCOME TAX EXPENSE                                                                -                  90,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               -                 (62,832)
                                                                  -----------------------------------------
NET LOSS                                                           $      2,458,604      $       38,627,747
OTHER COMPREHENSIVE (INCOME) LOSS
     Net unrealized (gain) loss on U.S. government securities
     available for sale                                                      57,425                  14,635
                                                                  -----------------------------------------

COMPREHENSIVE LOSS                                                 $      2,516,029      $       38,642,382
                                                                  =========================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $           0.23      $             5.30
                                                                  =========================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     10,885,691               7,286,253
                                                                  =========================================



See the accompanying notes to the Consolidated Financial Statements



DUSA PHARMACEUTICALS, INC

DUSA PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                                                                                               CUMULATIVE PERIOD
                                                                                                               FROM FEBRUARY 21,
                                                                                                                 1991 (DATE OF
                                                                       SIX MONTHS ENDED   SIX MONTHS ENDED     INCORPORATION) TO
                                                                           JUNE 30,           JUNE 30,             JUNE 30,
                                                                             2000               1999                 2000
                                                                         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net loss                                                            $(2,681,153)        $(2,458,604)         $(38,627,747)
     Adjustments to reconcile net loss to net cash used
      in operating activities
       Amortization of premiums and accretion of discounts on
          U.S. government securities available for sale and
          investment securities, net                                         (129,677)            (95,397)             (113,631)
       Depreciation and amortization                                          105,231              36,293               411,668
       Loss on foreign currency exchange                                            -                   -               (27,204)
       Vesting of non-employee options                                              -              84,000               424,710
       Issue of additional shares and warrants                                      -             152,495               152,495
       Gain on sale of U.S. government securities available
          for sale                                                                  -                   -              (322,659)
       Unrealized loss on U.S. government securities
          available for sale                                                        -                   -                62,832
       Cumulative effect of change in accounting principle                                                              (62,832)
       Write off of intangible assets                                               -                   -               307,519
       Compensation expense resulting from extension of
          outstanding stock options terms                                           -                   -               557,260
       Changes in other assets and liabilities impacting cash
          flows from operations:                                                    -                   -
          Accrued interest receivable                                        (419,828)            (59,829)             (686,449)
          Inventory                                                          (315,935)                                 (315,935)
          Receivable under co-development program                            (602,504)                                 (602,504)
          Other current assets                                                (26,991)            (43,301)             (159,824)
          Accounts payable                                                     45,949            (132,680)              163,058
          Corporate taxes payable                                             (90,000)                  -                     -
          Accrued payroll and other charges                                   171,022             (51,812)              899,163
          Due to PARTEQ                                                      (370,000)                                        -
          License agreement obligations                                                                                 (12,203)
                                                                    -------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                      (4,313,886)         (2,568,835)          (37,952,283)
                                                                    -------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES
     Purchases of U.S. government securities available for
        sale and investment securities                                    (30,301,271)        (10,968,902)         (173,742,057)
     Proceeds from maturing U.S. government securities
        available for sale and investment security                          7,100,000           6,544,040            77,120,000
     Proceeds from sale of U.S. government securities
        available for sale                                                          -                   -            53,776,118
     Intangible assets                                                              -                   -              (193,022)
     Purchases of fixed assets                                               (782,434)            (14,716)           (1,500,300)
     Deposits on equipment                                                     27,631            (169,098)                    -
     Deferred charges                                                      (1,000,000)                               (1,000,000)
     Deferred royalty                                                               -                   -              (403,830)
     Advances by a former parent                                                    -                   -            (2,867,900)
     Repayment of advances to former parent                                         -                   -             2,867,900
                                                                    -------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (24,956,074)         (4,608,676)          (45,943,091)
                                                                    -------------------------------------------------------------


DUSA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------

                                                                                                         CUMULATIVE
                                                                                                         PERIOD FROM
                                                                                                        FEBRUARY 21,
                                                                                                        1991 (DATE OF
                                                                                        SIX MONTHS     INCORPORATION)
                                                                   SIX MONTHS ENDED       ENDED              TO
                                                                       JUNE 30,          JUNE 30,         JUNE 30,
                                                                         2000              1999             2000
                                                                      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Stock offering costs (note 5)                                   $    (2,050,376)  $     (293,135)  $   $(7,395,614)
     Issuance of common stock and underwriters' options
     (note 5)                                                             43,500,000        7,516,875       102,964,442
     Proceeds from exercise of options                                       861,002                            861,002
     Payment received on note receivable from director                             -                -            68,047
     Redemption of option held by former parent                                    -                -        (2,250,000)
     Receipt of Section 16(b) common stock profits                                 -                -            17,125
     Payment on license agreement obligations                                      -                -          (119,215)
     Deferred revenue                                                              -                -         9,791,667
                                                                   -----------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 42,310,626        7,223,740       103,937,454
                                                                   -----------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                  -                 -            27,204
                                                                   -----------------------------------------------------

NET (DECREASE) INCREASE  IN CASH                                          13,040,666           46,229        20,069,284

CASH AT BEGINNING OF PERIOD                                                7,028,618        1,213,757                 -
                                                                   -----------------------------------------------------
CASH AT END OF PERIOD                                                $    20,069,284   $    1,259,986   $    20,069,284
                                                                   =====================================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
     Issuance of common stock for promissory note from former
        parent                                                                                         $        150,000
                                                                                                      ==================
     License agreement obligations incurred in the
        acquisition of an intangible asset                                                             $        131,418
                                                                                                      ==================

     Deferred stock offering costs offset against common stock                                         $      7,395,614
                                                                                                      ==================
     Note receivable from director originating upon exercise
        of options for common stock                                                                    $         68,047
                                                                                                      ==================

     Interest paid                                                                                     $         12,594
                                                                                                      ==================

     Income tax expense                                                                                $         90,000
                                                                                                      ==================

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2000, and 1999 and for the period from February 21, 1991, (date of incorporation) to June 30, 2000, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000, and 1999 and for the period from February 21, 1991, (date of incorporation) to June 30, 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 2000, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 4.97% to 7.42%, and maturity dates ranging from July 7, 2000 to May 13, 2005.

3. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. None of the stock options and warrants are included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

4. The Company has entered into a series of agreements for research projects and clinical studies. As of June 30, 2000, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $569,946 for the remainder of 2000.

5. On March 22, 2000, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. The Company received gross proceeds of $42,750,000. The offering costs associated with the placement were $2,050,377.

6. Under the terms of the dermatology marketing, development and supply agreement with Schering AG, Schering AG has agreed to fund two-thirds of the co-development program, up to a total of $3,000,000 per year, through 2001 subject to the agreement of the Development Committee on the budget. The Company has accrued the estimated reimbursement for dermatology research and development costs incurred during the first and second quarter of 2000 which have not yet been approved by the Development Committee.

7. In June, 2000, the Company amended its Supply Agreement with Sochinaz, S.A., the manufacturer of the bulk drug ingredient used in Levulan(R). The amendment grants an option to DUSA to extend the term of the Supply Agreement for an additional three years to December 3, 2007. As consideration for the amendment, DUSA agreed to reimburse Sochinaz for a portion of its costs to bring its manufacturing facilities in Switzerland into compliance with the FDA's cGMPs. DUSA paid $250,000 in cash and issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000. The total $1,000,000 has been reported as deferred charges which will be amortized over the current term of the contract.

8. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30, 2000:

         Raw Materials                                         $          58,125

         Purchased Parts and Subassembles                                257,810

                                                                        --------
         Total                                                 $         315,935
                                                                        ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1999 and for the three-month and six-month periods ended June 30, 2000, and June 30, 1999, respectively. DUSA Pharmaceuticals, Inc. is a development-stage pharmaceutical company engaged primarily in the research and development of a drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of medical conditions. The trademark for our brand of ALA is Levulan(R). When we use Levulan(R) and follow it with exposure to light to produce a therapeutic effect the technology is called photodynamic therapy or PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions the technology is called photodetection or PD. Our first product, Levulan(R) Kerastick(R) 20% topical solution with photodynamic therapy for treatment of non-hyperkeratotic actinic keratosis of the face or scalp, was approved by the United States Food and Drug Administration on December 3, 1999. The clinical trial version of our BLU-U(TM) light device was also approved at that time and the commercial version of the BLU-U(TM) is now under review by the FDA. Schering AG, our dermatology partner, through the Berlex Dermatology unit of its U.S. affiliate, Berlex Laboratories, Inc., will launch the Levulan(R) Kerastick(R) for use with the BLU-U(TM), following the FDA's approval of the BLU-U(TM) commercial unit. We have experienced significant operating losses since our inception, as we have devoted substantial resources to development of our first products, while advancing the Levulan(R) PDT/PD technology platform for other medical uses. Our other dermatology and non-dermatology potential indications are at exploratory, Phase I or Phase II stages. As of June 30, 2000, we had an accumulated deficit of $38,627,747.

         Our transition from a development-stage company to a profitable operating company is partially dependent upon approval by the FDA of the PMA Supplement, which was filed on March 20, 2000, covering the commercial version of the BLU-U(TM). The FDA regulations allow six months for this agency action and we understand from the agency that the review process is nearing completion. As part of the review process, the FDA inspected our Wilmington facilities and verbally reported no violations to us. Our BLU-U(TM) manufacturer has also been inspected by the FDA as part of the Supplement review process, also with no verbal report of violations. DUSA is not aware of any issues, other than the normal processing time by the FDA, that would unduly delay the approval of the PMA Supplement. Nonetheless, any significant delays in the FDA approval process of our PMA Supplement, or in delivery to Schering AG of sufficient product supplies from our third-party manufacturers for the launch of the Levulan(R) Kerastick(R) or the BLU-U(TM) would delay the marketing of our products and would have a significant adverse impact on our near-term financial results.

         We are also dependent, in large part, on Berlex Laboratories, Inc. to develop a market in the United States for our dermatology products. While Schering AG has significant expertise in dermatology markets outside the United States, and Berlex has significant expertise in non-dermatology markets in the United States, our products represent Berlex's first dermatology marketing effort in the United States.

         Subsequent to the product launch, we expect to continue to incur operating losses into next year, depending upon sales levels achieved by Berlex Laboratories, Inc. Using a portion of the funds from the Schering AG payments already received, and the March 2000 private placement, we are continuing to prepare for a significant expansion in our research and development efforts, both in dermatology (in partnership with Schering AG), and in our non-dermatology development programs.

We are planning to significantly expand our staffing from our current 26 to perhaps 40 people by the end of the year, in order to efficiently carry out these development programs, and to properly support the launch and ongoing production, maintenance, and customer support for our first and future products, including the development of second sources of supply where appropriate or required under our contract with Schering AG. We do not know when the royalties and supply fees to which we are entitled under our Schering AG agreement, along with interest and/or other income, may offset the cost of these programs.

         As planned and previously disclosed on April 27, 2000, the Company's Board of Directors authorized the redemption of all the rights which were granted under the Company's Shareholder Rights Plan, dated September 26, 1997 (the "Plan"), and the termination of the Plan. The Plan was originally approved by the Company's shareholders on June 11, 1998. The Board of Directors took this action upon receiving a Schedule 13G filed by AMVESCAP PLC ("AMVESCAP"), the parent holding company of investment advisors including the INVESCO Funds Group, Inc. AMVESCAP indicates in its most recent Schedule 13G that it beneficially owns in excess of 15% of the Company's outstanding common shares. As the result of the acquisition of beneficial ownership in excess of 15% of the outstanding shares of common stock of the Company by AMVESCAP, certain provisions of the Plan were triggered.

         Pursuant to the redemption provisions of the Rights Agreement, all of the outstanding rights were redeemed at a Redemption Price of $.001 per right or approximately $14,000.

         Also during this quarter, we settled the previously disclosed litigation with a British firm by agreeing to terminate a license agreement for a light device which we had not yet fully developed as it was not appropriate for our leading dermatology initiatives. No payments were made by either party to the other.

Financial Condition

         The Company is in a strong cash position to continue and expand its research and development activities for its Levulan(R) PDT/PD platform. The Company's total assets were $67,693,292 as of June 30, 2000, compared to $28,156,845 as of December 31, 1999. The increase is the direct result of the completion of the private placement of the Company's shares in the first quarter of this year. Management expects that assets will decline somewhat as research and development activities proceed, until and unless the Company successfully makes the transition to profitability based on product sales. However, the decline will be partially offset by interest income on the Company's liquid investments.

         As of June 30, 2000, the Company had outstanding current liabilities of $1,062,221 as compared to $1,305,250 as of December 31, 1999. Since its inception the Company has had no long-term debt.

         We are actively preparing for the commercial launch of our products while the FDA is reviewing the PMA Supplement to the BLU-U(TM). As of June 30, 2000, the Company had fixed assets of $1,105,553 as compared to $428,350 as of December 31, 1999, due primarily to the acquisition of equipment. The Company expects that it will make significant additional capital expenditures during the balance of 2000, or in 2001, in order to acquire equipment for a back-up second source of supply for the manufacture of the Kerastick, as required under our contract with Schering AG.

         The Company held United States government securities at a fair market value of $43,349,913 as of June 30, 2000, as compared to $19,868,962 as of December 31, 1999. In light of its enhanced cash position, the Company has invested a portion of its funds in government securities with maturity dates of up to five years, which are slightly longer term than the time to maturity of instruments held in the past. See "Liquidity and Capital Resources."

Results of Operations.

         Research and Development Costs. Total research and development costs for the three and six-month periods ended June 30, 2000 were $2,109,074 and $3,378,725, respectively, as compared to

$1,047,760 and $1,889,682 for the comparable three and six-month periods ended June 30, 1999. The increase is due primarily to manufacturing development expenses, mainly caused by increased personnel costs and pre-production activities. Subsequent to the launch of our products, we expect that a portion of the on-going manufacturing personnel expenses will be allocated to cost of goods and/or general and administrative expenses, since many manufacturing development activities will be complete for the current products.

         Two-thirds of selected dermatology research and development expenses will be reimbursed by Schering AG, up to $3,000,000 for 2000 and 2001. We have accrued an estimated reimbursement amount of $167,347 and $ 602,504 respectively, for the three and six-month periods ended June 30, 2000 which are subject to review and agreement by the joint committees under our Schering AG agreement. We have been planning with Schering AG which dermatology clinical programs will be funded this year and next and expect to have a complete plan for the remainder of 2000 and 2001 in place by the end of the third quarter. As we begin to implement our dermatology program with Schering AG, and to expand our non-dermatology programs, we expect clinical research and development expenses to increase significantly, although the dermatology expenses will be partially reimbursed by Schering AG with research and development support payments covering two-thirds of the agreed upon expenses. We now expect dermatology research and development efforts to focus initially on acne, warts and onychomychosis, as well as post-marketing Phase IV studies relating to Levulan(R) PDT for actinic keratoses. Development plans for cosmetic indications, such as hair removal and photodamaged skin, will be considered at a later date.

         We are planning to begin an acne dose ranging study using Levulan(R) solution of varying strengths later this year. We have agreed with Schering AG to focus the initial trials on red light based upon earlier independent clinical work. We also expect to initiate clinical pharmacokinetic studies on patients suffering from recalcitrant warts and from onychomycosis before the end of the year. Finally, for the dermatology program, we plan to begin the required FDA Phase IV study to test dermal allergenicity later this year. The second Phase IV study on the long-term follow-up of Levulan(R) PDT treatment of actinic keratoses of the face and scalp will likely begin next year. We will also be considering additional Phase IV studies for post-marketing purposes.

         In the non-dermatology area, we are considering various approaches to further development of the bladder cancer detection and photodetection of other internal indications. DUSA's scientific personnel have also been and will be taking an increasingly supportive and involved role in certain DUSA-supported investigator studies, such as those involving Levulan(R) PDT for use in restenosis following angioplasty and Barrett's esophagus. We expect independent investigator studies for these two indications to begin later this year.

         Operating Costs. General and administration expenses decreased for the three-month period to $376,489 as of June 30, 2000 from $486,197 as of June 30, 1999, but increased significantly for the six-month period to $1,125,072 as of June 30, 2000, from $815,828 as of June 30, 1999. During the quarter, the Company allocated approximately $160,000 of personnel costs for manufacturing development to research and development expenses, causing general and administrative expenses to be lower. Also, the three-month period ended June 30, 1999 included expenses related to negotiating with potential strategic alliance partners as well as a stock option expense triggered by the terms of the private placement that had occurred earlier in 1999. During 2000, the Company has hired additional staff, including key management personnel in technical and operations functions. These costs are expected to continue to increase as we continue to add personnel, including the recent employment of our Vice-President of Finance and other additional management level personnel. See "Research and Development Costs."

         Non-Operating Income. We have not derived any commercial revenues from product sales. We expect, however, to be entitled to receive royalties and supply fees from Schering AG in the fourth quarter of this year, assuming the FDA approves the commercial BLU-U(TM) before the end of the third quarter. As a result of the $15,000,000 from Schering AG which we received during the fourth quarter of 1999, and the net proceeds from the March, 2000 private placement of approximately $41,000,000, interest income, earned primarily on United States government securities, increased to $942,627 and $1,325,371, respectively, for the three and six-month period ended June 30, 2000, as compared to $122,939 and $283,199 for the three and six-month period ended June 30, 1999. Unless our PMA Supplement is approved and a large market for our first products develop, interest income will decline as funds are spent for our research and development programs. Interest income for the cumulative period from February 21, 1991 (date of incorporation) to June 30, 2000 was $7,313,335.

         Net Losses. The Company incurred a net loss of $1,439,928, or $0.11 per share, and $2,681,153 or $.21 per share, for the three and six-month periods ended June 30, 2000, respectively, as compared to a net loss of $1,429,282, or $0.13 per share, and $2,458,604 or $0.23 per share, for the three and six-month periods ended June 30, 1999, respectively.

         Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of SFAS 133 was deferred in SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which will now be effective for the fiscal quarters of our fiscal year ending December 31, 2001. We are in the process of evaluating the effect of this Statement on our consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") - "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company's management does not expect the implementation of SAB 101 to have a significant impact on its financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No., 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its financial statements.

Liquidity and Capital Resources

         The Company's United States government securities available for sale have an aggregate cost of $43,282,229 and a current aggregate market value of $43,349,913 as of June 30, 2000, resulting in a net unrealized gain on securities available for sale of $67,684, which has been included in shareholders' equity. Due to fluctuations in interest rates and depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements, some losses could be realized. The Company's securities currently have interest rates and yields ranging from 4.97% to 7.42%, and maturity dates ranging from July 7, 2000 to May 13, 2005.

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

         We are currently focused on the commercialization of the Levulan(R) Kerastick(R) and the BLU-U(TM). As part of this effort, the Company amended its Supply Agreement with SOCHINAZ, S.A., the manufacturer of the bulk drug ingredient used in Levulan(R), in June 2000. The amendment grants an option to DUSA to extend the term of the Supply Agreement for an additional three years to December 3, 2007. As consideration for the amendment, DUSA agreed to reimburse SOCHINAZ for a portion of its costs to bring its manufacturing facilities in Switzerland into compliance with the FDA's cGMPs. DUSA paid $250,000 in cash and issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000.00. The total $1,000,000 has been reported as deferred charges and will be amortized over the current term of the Supply Agreement which expires December 3, 2004.

         Although we have no long term debt, we do have a secured line of credit from Schering AG for up to $1 million to help us finance inventory purchases of our BLU-U(TM) from our supplier. This line of credit is interest-free but must be re-paid within one year of our first draw down of funds. We expect to make the first draw-down following approval of the PMA Supplement for the commercial BLU-U(TM) unit.

         The Company had no change in deferred revenues from December 31, 1999 of $9,791,667, as the Company will not begin to amortize the Schering AG milestone and other payments until the product is launched. The amortization period is expected to be approximately 12 years, the term of the Schering AG agreement, based upon current SEC revenue recognition principles.

Inflation

         Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on the operating costs of the Company. The Company has included an inflation factor in its cost estimates. However, the overall net effect of inflation on the operations of the Company should be minimal in the near term.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We hold fixed income U.S. government securities that are subject to interest rate market risks. We do not believe that the risk is material at this time as we have apportioned our investments in short-term and longer-term instruments, up to five years, and we strive to match the maturity dates of these instruments to our cash flow needs. A ten percent decline in the average yield of these instruments would not have a material effect on our results of operations or cash flows. As noted above, if significant, sudden fluctuations in interest rates occur, losses could be realized. We do not hold derivative securities. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Forward-Looking Statements

         The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of the receipt and timing of regulatory approval, timing of the product launch, and the commencement of receipt of royalties and supply fees, expectations of continuing operating losses, expansion of certain research and development programs and the commencement of clinical trials by DUSA or independent investigators, the extent of a decline of assets to support these efforts, the hiring of personnel and timing thereof, the allocation of personnel costs to various activities, the timing and amount of capital expenditures, reimbursement of selected dermatology expenses, the delay of certain development activities for cosmetic uses, the probable increase in general and administrative expenses, the effect of recent accounting pronouncements, the sufficiency of capital resources and potential uses thereof, the timing of use of its line of credit, and market risk related to its government securities. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, fluctuations in interest rates, the ability to hire qualified personnel, and reliance on third-party manufacturers. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, identified in DUSA's SEC filings, including its Form S-3, from time to time.

                           PART II- OTHER INFORMATION

Items 1, 3, and  5.

                  None

Item 2.  Previously reported on Form 8-K, filed June 29, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
         Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 15, 2000 included the election of five (5) directors and ratification of the selection of Deloitte and Touche LLP as the independent auditors for the Corporation for 2000;

     (1) The following persons were elected to serve as directors of the
         Corporation:

                                                                                               Broker

                                                    For          Against      Abstained       non-votes
                                                ------------------------------------------------------------

                 D. Geoffrey Shulman                9,590,749      317,395        0               0

                 John H. Abeles                     9,861,749       46,395        0               0

                 James P. Doherty                   9,861,749       46,395        0               0

                 Richard C. Lufkin                  9,861,749       46,395        0               0

                 Jay Haft                           9,861,749       46,395        0               0



     (2) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 2000 as follows:

                Votes cast for                    9,892,211

                Votes cast against                8,395

                Abstained                         7,538

                Broker non-votes                  0


Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     b) i) Form 8-K dated April 27, 2000 and filed on April 28, 2000 relating to the termination of DUSA's Shareholder Rights Plan and redemption of the rights thereunder.

         ii) Form 8-K dated June 15, 2000 filed on June 16, 2000 regarding DUSA's Annual Shareholders Meeting.

         iii) Form 8-K dated June 28, 2000 filed on June 29, 2000 relating to an amendment to DUSA's Supply Agreement with Sochinaz, SA.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DUSA PHARMACEUTICALS, INC.

     DATE AUGUST 10, 2000       BY:   /S/D. GEOFFREY SHULMAN
          ---------------          -------------------------------------------
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