Form 10-Q
period 2000-09-30
DUSA PHARMACEUTICALS INC
filed 2000-11-14
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER  30, 2000
                                       --------------------------------

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

                    13,730,890 shares as of November 10, 2000

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              2000               1999
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash (interest bearing)                                                  $  2,104,023        $  7,028,618
U.S. government securities available for sale, at market (cost-
  $59,233,657 and $19,951,281, respectively)                               59,686,742          19,868,962
Accrued interest receivable                                                   851,728             266,621
Inventory                                                                     882,711                  --
Accounts receivable                                                           139,583                  --
Receivable under co-development program                                       602,504                  --
Other current assets                                                          183,596             132,833
                                                                         ------------        ------------
                                                                           64,450,887          27,297,034
FIXED ASSETS, NET                                                           1,237,115             428,350

DEPOSITS ON EQUIPMENT                                                         112,719              27,631

DEFERRED ROYALTY                                                              404,766             403,830

DEFERRED CHARGES                                                            1,000,000                  --

OTHER DEPOSITS                                                                201,909                  --
                                                                         ------------        ------------
                                                                         $ 67,407,396        $ 28,156,845
                                                                         ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $    261,641        $    117,109
    Accrued payroll                                                           453,504             428,212
    Other accrued charges                                                     629,806             299,929
    Due to PARTEQ                                                                  --             370,000
    Income taxes payable                                                           --              90,000
                                                                         ------------        ------------
Total current liabilities                                                   1,344,951           1,305,250
DEFERRED REVENUES                                                           9,791,667           9,791,667
                                                                         ------------        ------------
                                                                           11,136,618          11,096,917
SHAREHOLDERS' EQUITY
Capital Stock
   Authorized: 100,000,000 shares of which 40,000,000 shares are designated as Common stock, no par, and 60,000,000 shares
      issuable in series or classes                                        94,720,674          51,749,987
   Issued and outstanding shares of  Common stock, no par:
       13,720,890 (1999: 11,908,357)
Additional paid-in capital                                                  1,338,854           1,338,854
Accumulated deficit                                                       (40,241,834)        (35,946,594)
Net unrealized gain (loss) on U.S. government securities available
       for sale                                                               453,084             (82,319)
                                                                         ------------        ------------
                                                                           56,270,778          17,059,928
                                                                         ------------        ------------
                                                                         $ 67,407,396        $ 28,156,845
                                                                         ============        ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,
                                                       2000                 1999                2000                 1999
                                                    (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
REVENUES
     Product sales                                 $    139,583         $          0         $    139,583         $          0
     Research revenue earned under
     collaborative agreements                                 0                    0              602,504                    0
                                                   ------------         ------------         ------------         ------------
TOTAL REVENUES                                          139,583                    0              742,087                    0
                                                   ------------         ------------         ------------         ------------
COSTS AND EXPENSES
     Cost of products sold                              139,583                    0              139,583                    0
     Research and development                         2,027,420              719,443            5,496,268            2,626,410
     General and administrative                         531,142              602,258            1,671,322            1,437,094
                                                   ------------         ------------         ------------         ------------
TOTAL COSTS AND EXPENSES                              2,698,145            1,321,701            7,307,173            4,063,504
                                                   ------------         ------------         ------------         ------------

OPERATING LOSS                                       (2,558,562)          (1,321,701)          (6,565,086)          (4,063,504)

OTHER INCOME
     Interest income                                    944,475              129,566            2,269,846              412,765
                                                   ------------         ------------         ------------         ------------

NET LOSS                                           $ (1,614,087)        $ (1,192,135)        $ (4,295,240)        $ (3,650,739)
                                                   ============         ============         ============         ============
OTHER COMPREHENSIVE INCOME/(LOSS)
     Net Loss                                      $ (1,614,087)        $ (1,192,135)        $ (4,295,240)        $ (3,650,739)
     Net unrealized gain (loss) on U.S.
     government securities available for
     sale                                               385,400               (9,913)             453,084              (47,512)
                                                   ------------         ------------         ------------         ------------

COMPREHENSIVE LOSS                                 $ (1,228,687)        $ (1,202,048)        $ (3,842,156)        $ (3,698,251)
                                                   ============         ============         ============         ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.12)        $      (0.11)        $      (0.33)        $      (0.39)
                                                   ============         ============         ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          13,619,731           10,979,708           13,136,280            9,365,950
                                                   ============         ============         ============         ============

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                              NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                     2000                 1999
                                                                                 (UNAUDITED)          (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                   $ (4,295,240)        $ (3,650,739)
     Adjustments to reconcile net loss to net cash used
     in  operating activities
       Amortization of premiums and accretion of discounts
          on U.S. government securities available for sale
          and investment securities, net                                            (225,934)            (127,042)
       Depreciation and amortization                                                 181,887               55,198
       Vesting of non-employee options                                                    --               84,000
       Issue of additional shares and warrants                                            --              152,495
       Changes in other assets and liabilities impacting cash flows from operations:
          Accounts receivable                                                       (139,583)                  --
          Accrued interest receivable                                               (585,107)             (28,040)
          Inventory                                                                 (882,711)                  --
          Receivable under co-development program                                   (602,504)                  --
          Other current assets                                                      (252,672)             (35,576)
          Accounts payable                                                           144,533             (133,859)
          Corporate taxes payable                                                    (90,000)                  --
          Accrued payroll and other charges                                          355,165              151,214
          Due to PARTEQ                                                             (370,000)                  --
                                                                                  -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (6,762,166)          (3,532,349)
                                                                                  -----------          -----------

CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES
     Purchases of U.S. government securities available for
        sale and investment securities                                           (50,506,441)         (14,131,033)
     Proceeds from maturing U.S. government securities
        available for sale                                                        11,450,000           10,200,000
     Purchases of fixed assets                                                      (990,652)             (21,023)
     Deposits on equipment                                                           (85,088)            (165,334)
     Deferred charges                                                               (250,000)                  --
     Deferred royalty                                                                   (936)                  --
                                                                                  -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (40,383,117)          (4,117,390)
                                                                                  -----------          -----------

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Stock offering costs (note 5)                                                (2,051,714)            (296,983)
     Issuance of common stock and underwriters' options
     (note 5)                                                                     42,750,000            8,208,693
     Proceeds from exercise of options                                             1,522,402
                                                                                  -----------          -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                         42,220,688            7,911,710

NET (DECREASE) INCREASE  IN CASH                                                  (4,924,595)             261,971

CASH AT BEGINNING OF PERIOD                                                        7,028,618            1,213,757
                                                                                  -----------          -----------


CASH AT END OF PERIOD                                                           $  2,104,023         $  1,475,728
                                                                                =============        =============


Supplemental Disclosures of Cash Flow Information
During the nine months ended September 30, 2000, the Company issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000, to Sochinaz, S.A. (See Note 7.)

See the accompanying notes to the Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2000, and 1999, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000, and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 2000, and for all periods presented have been made.

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

2. The Company's United States government securities available for sale consist of securities of the United States government, and its agencies, with interest rates and yields ranging from 6.09% to 7.42%, and maturity dates ranging from October 2, 2000 to August 15, 2005.

3. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. None of the stock options and warrants are included in the computation of the weighted average number of shares outstanding for diluted net loss per common share during the period as the effect would be antidilutive.

4. The Company has entered into a series of agreements for research projects and clinical studies. As of September 30, 2000, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $504,463 for the remainder of 2000.

5. On March 22, 2000, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. The Company received gross proceeds of $42,750,000. The offering costs associated with the placement were $2,050,376.

6. Under our agreement with Schering AG, two-thirds of the agreed upon dermatology research and development expenses, up to $3,000,000 per year, are to be reimbursed to DUSA by Schering AG, for 2000 and 2001. We have already accrued an estimated reimbursement amount of $602,504 for the nine-month period ended September 30, 2000. Subsequent to the end of the third quarter, Schering AG and DUSA have formally agreed upon the development program that will be subject to reimbursement for this year. Until total actual expenditures for the balance of the year are finalized, management will not accrue any additional reimbursement estimate. Because of the agreed upon development plan and timing of the start of clinical trials, the reimbursement amount for this year is expected to be less than $1,000,000.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


8. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 2000:

            Finished goods                                     $774,567

            Raw materials                                        83,750

            Purchased parts and subassemblies                    24,394
                                                               --------
            Total inventory                                    $882,711
                                                               ========

9. Revenue Recognition: Revenue on product sales is recognized upon shipment. Revenue on the sale of commercial light sources will be initially deferred and recognized in income upon satisfaction of all conditions and terms of the sale and when the customer's right of return expires, normally after one year.

        Research revenue earned under collaborative agreements consists of non-refundable research and development funding from a corporate partner. Research revenue generally compensates the Company for a portion of agreed-upon research and development expenses and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements and when no future performance obligations exist.

        Milestone or other upfront payments are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations are performed.

10. Organization: Since its inception through June 30, 2000 the Company had been classified as a development stage enterprise. Effective with the launch on September 28th, 2000 of the Company's first commercial products Levulan(R) Kerastick(R) 20% Topical solution and the BLU-UO(TM) light source in cooperation with the Berlex Laboratories, the United States affiliate of Schering AG, the Company is no longer classified as a development stage enterprise and, accordingly, such disclosures have been eliminated from these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1999 and for the three-month and nine-month periods ended September 30, 2000, and September 30, 1999, respectively. On September 26, 2000, DUSA Pharmaceuticals, Inc. received marketing approval from the United States Food and Drug Administration (FDA) for its commercial BLU-U(TM) brand light device. This event represented the final step needed for DUSA to transition from a development-stage entity to an operational one, following the earlier FDA approval for the Company's
LEVULAN(R) KERASTICK(R) brand drug applicator. DUSA is engaged primarily in the research and development of a drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of medical conditions. The trademark for our brand of ALA is LEVULAN(R). When we use LEVULAN(R) and follow it with exposure to light to produce a therapeutic effect, the technology is called photodynamic therapy, or PDT. When we use LEVULAN(R) and follow it with exposure to light to detect medical conditions, the technology is called photodetection, or PD. Our first products are the LEVULAN(R) KERASTICK(R) 20% topical solution with photodynamic therapy, for treatment of non-hyperkeratotic actinic keratoses (AKs) of the face or scalp, in combination with our BLU-U(TM) brand light source. Following the recent FDA approval, LEVULAN(R) PDT for AKs was launched throughout the United States by Berlex Laboratories, Inc., (Berlex), the U.S. affiliate of our dermatology partner, Schering AG of Germany. Our other dermatology and internal potential indications are at exploratory, Phase I or Phase II stages.

         We have experienced significant operating losses since our inception, as we have devoted substantial resources to development of our first products, while advancing the LEVULAN(R) PDT/PD technology platform for other medical uses. As of September 30, 2000, we had an accumulated deficit of $40,241,834. Our transition from a development-stage company to a profitable operating company is dependent upon the market penetration by Berlex of our products and our ability to meet the supply needs of the growing customer base. At this time, we believe that if Berlex is able to meet its current 2001 sales goals, and depending upon the level of research and development expenses we may incur during next year, we may achieve an overall profit for 2001. Currently, we are meeting Berlex's supply requirements. However, any significant delays in delivery of sufficient product supplies from our third-party suppliers of the KERASTICK(R) and/or the BLU-U(TM), would have a significant adverse impact on our financial results.

         While Schering AG has significant expertise in dermatology markets outside the United States, and Berlex has significant expertise in non-dermatology markets in the United States, our products represent Berlex's first dermatology marketing effort in the United States. At the current time, Berlex has hired and trained 43 sales representatives and area managers who are dedicated to the LEVULAN(R) PDT system.

         We expect to continue to incur operating losses into part of next year, depending upon sales levels achieved by Berlex. Our research and development efforts are expanding, both in dermatology (in partnership with Schering AG), and in our internal indication development programs. We have increased our staff in our Wilmington, Massachusetts headquarters and in our Valhalla, New York research and development coordination center in order to properly support all activities relating to production, maintenance, customer support for our first and future products, as well as the research and development programs for dermatology and internal indications. We do not know precisely when the royalties and supply fees to which we are entitled under our Schering AG agreement, along with interest and/or other income, may offset the cost of these efforts.

Results of Operations

         Revenues. The Company made its first sales of the KERASTICK(R) to Berlex during the quarter, generating revenues of $139,583. The selling price to be paid to DUSA for sales of the KERASTICK(R) is based upon DUSA's cost of goods, which was also $139,583, plus royalties and supply fees, based upon net sales of Schering AG. The royalties and supply fees will be earned and recognized when the KERASTICK(R) is sold by Berlex to its distributor, and is due and payable to DUSA no later than 60 days following the end of the quarter in which the sales are made. Therefore, DUSA will recognize royalties and supply revenue related to these initial sales in the next quarter as well as revenue from any additional sales. The Company decided that leasing the BLU-U(TM)'s to dermatologists would be the primary method of distribution for the light sources. The Company has engaged a medical device leasing company to complete the leasing transactions, including coordinating payment plans with the physicians. The Company will sell the BLU-U(TM)'s to the leasing company, and will be paid for the units by the leasing company shortly after installation in the physician's offices. However, because physicians have the right to cancel their leases after one year, these revenues will be reported as deferred revenues until their right to cancel has expired. In the event a physician does cancel a lease, the Company has agreed to repurchase the units at an agreed upon price. The Company expects that it will recognize revenues from the distribution of BLU-U(TM)'s beginning in late 2001.

         Under our agreement with Schering AG, two-thirds of the agreed upon dermatology research and development expenses, up to $3,000,000 per year, are to be reimbursed to DUSA by Schering AG, for 2000 and 2001. We have already accrued an estimated reimbursement amount of $602,504 for the nine-month period ended September 30, 2000. Subsequent to the end of the third quarter, Schering AG and DUSA have formally agreed upon the development program that will be subject to reimbursement for this year. Until total actual expenditures for the balance of the year are finalized, management will not accrue any additional reimbursement estimate. Because of the agreed upon development plan and timing of the start of clinical trials, the reimbursement amount for this year is expected to be less than $1,000,000.

         Research and Development Costs. Total research and development costs for the three and nine-month periods ended September 30, 2000 were $2,027,420 and $5,496,268, respectively, as compared to $719,443 and $2,626,410 for the comparable three and nine-month periods ended September 30, 1999. The increase is due primarily to manufacturing development expenses, mainly caused by increased personnel costs and pre-production activities. We expect that a portion of the on-going manufacturing personnel expenses will be allocated to cost of goods and/or general and administrative expenses over the next few months, since many manufacturing development activities will be complete for the current products.

         During the quarter, DUSA worked to finalize the dermatology development program for 2000 and 2001 with Schering AG, and to prepare for the start of planned clinical trials in acne, warts and onychomycosis. We now expect that a Phase I/II acne study will be initiated shortly. We have begun pre-clinical studies on onychomycosis, initially testing drug uptake and conversion in normal and infected nails, to be followed by human clinical trials for the treatment of onychomychosis and for recalcitrant warts, which are expected to start in the new year. As we implement our dermatology program with Schering AG, and expand our internal indication programs, we expect clinical research and development expenses to increase significantly, although two-thirds of the agreed upon dermatology expenses will be reimbursed by Schering AG.

         With respect to internal indications, during this quarter DUSA and its scientific team members provided several independent investigators with protocol design, drug supplies and, in some cases, light devices, to prepare for clinical studies that could help advance the development of specific indications, such as those involving LEVULAN(R) PDT for the prevention of restenosis following angioplasty, and the treatment of pre-cancerous Barrett's esophagus. We expect these studies to begin within the next few months. We continue to work on the development of LEVULAN(R) PD for bladder cancer photodetection, and photodetection of other internal cancers. However, based upon a survey of urologists which followed our initial bladder cancer photodetection study, we believe that this indication may be more suitable as an office screening procedure, rather than a hospital-based procedure. This would involve the use of a new device, and a prototype device has recently been developed for the Company. It is currently being assessed by DUSA's light device experts. The next human clinical trial is awaiting the evaluation of this new equipment as well as a new formulation of LEVULAN(R).

         General and Administrative Costs. General and administration expenses decreased for the three-month period, to $531,142 as of September 30, 2000, from $602,258 as of September 30, 1999, but increased for the nine-month period to $1,671,322 as of September 30, 2000, from $1,437,094 as of September 30, 1999.
During the period ended September 30, 1999, the Company incurred considerable consulting fees and expenses related to its strategic alliance negotiations with Schering AG. During 2000, the Company has hired additional staff, including key management personnel in technical and operations functions. These costs are expected to continue to increase as we continue to add personnel at all levels of the organization.

         Other Income. As a result of the $15,000,000 from Schering AG which we received during the fourth quarter of 1999, and the net proceeds from the March, 2000 private placement of approximately $41,000,000, interest income, earned primarily on United States government securities, increased to $944,475 and $2,269,846, respectively, for the three and nine-month periods ended September 30, 2000, as compared to $129,566 and $412,765 for the three and nine-month periods ended September 30, 1999.

         Net Losses. The Company incurred a net loss of $1,614,087, or $0.12 per share, and $4,295,240 or $.33 per share, respectively, for the three and nine-month periods ended September 30, 2000, as compared to a net loss of $1,192,135, or $0.11 per share, and $3,650,739 or $0.39 per share, for the three and nine-month periods ended September 30, 1999, respectively. These losses were within management's expectations.

Liquidity and Capital Resources

         The Company is in a strong cash position to continue and expand its research and development activities for its LEVULAN(R) PDT/PD platform. The Company's total assets were $67,407,396 as of September 30, 2000, compared to $28,156,845 as of December 31, 1999. The increase is the direct result of the completion of the private placement of the Company's shares in the first quarter of this year. The Company is entitled to receive $15,000,000 in milestone and research support payments from Schering AG thirty (30) days after the first commercial sale of its products, subject to certain conditions relating to delivery of specified quantities of BLU-U(TM) units. These payments will further enhance DUSA's cash position.

         As of September 30, 2000, the Company had inventory of $882,711, representing finished goods, raw material and purchased parts and subassemblies. Also, as of the same date, the Company had net fixed assets of $1,237,115, as compared to $428,350 as of December 31, 1999, due primarily to the acquisition of equipment. The Company expects that it will make significant additional capital expenditures during the balance of 2000, or in 2001, in order to acquire equipment for a back-up second source of supply for the manufacture of the KERASTICK(R), as required under our contract with Schering AG.

         As of September 30, 2000, the Company had outstanding current liabilities of $1,344,951, as compared to $1,305,250 as of December 31, 1999. Since its inception, the Company has had no long-term debt.

         The Company's United States government securities available for sale have an aggregate cost of $59,233,657, and a current aggregate market value of $59,686,742 as of September 30, 2000, resulting in a net unrealized gain on securities available for sale of $453,084, which has been included in shareholders' equity. These government securities had an aggregate cost of $19,951,281 and an aggregate market value of $19,868,962 as of December 31, 1999, resulting in a net unrealized loss of $82,319. Due to fluctuations in interest rates and depending upon the timing of the Company's need to convert government securities into cash to meet its working capital requirements, some gains or losses could be realized. The Company's securities currently have interest rates and yields ranging from 6.09% to 7.42%, and maturity dates ranging from October 2, 2000 to August 15, 2005.

         The Company believes that it has sufficient capital resources to proceed with its current development program for LEVULAN(R) PDT/PD for the foreseeable future. The Company has invested its funds in liquid investments, so that it will have ready access to its cash reserves, as needed, for the funding of its development plans on a short-term and long-term basis. DUSA may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand DUSA's business.

         We have no long term debt. The Company had no change in deferred revenues of $9,791,667 from December 31, 1999, as the Company will not begin to amortize the Schering AG milestone and other payments until the fourth quarter of 2000, when the first products were placed in physicians' offices. The amortization period is expected to be approximately 12 years, the term of the Schering AG agreement, based upon current revenue recognition principles.

         Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of SFAS 133 was deferred in SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which will now be effective for the fiscal quarters of our fiscal year ending December 31, 2001. We are in the process of evaluating the effect of this Statement on our consolidated financial statements. The Company's management does not expect the implementation of FASB Statement No. 133 to have a significant impact on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and must be implemented no later than the fourth fiscal quarter of this year. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company's management does not expect the implementation of SAB 101 to have a significant impact on its financial statements.


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

Forward-Looking Statements

         The foregoing Management Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's belief of the timing for achievement of operating profits, expectations of continuing operating losses, expansion of research and development programs, commencement of receipt of royalties and supply fees, and the support and commencement of clinical trials by DUSA or independent investigators, the expectation of receipt of an additional $15,000,000 from Schering, AG, the hiring of personnel and timing thereof, the allocation of personnel costs to various activities, the timing and amount of revenues based on Berlex's net sales, as well as on distribution of BLU-U(TM)'s and capital expenditures, reimbursement and accrual of selected dermatology expenses for 2000, the suitability of the bladder cancer detection indication as an office-based procedure, the probable increase in general and administrative expenses, the effect of recent accounting pronouncements, the sufficiency of capital resources and potential uses thereof, the effect of inflation, and market risk related to its government securities. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, fluctuations in interest rates, the ability to hire qualified personnel, the penetration by Berlex into the dermatology market, Schering AG's commitment to fund the dermatology development program and to approve clinical trials proposed by DUSA, the results of pre-clinical and clinical trials, and reliance on third-party manufacturers. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, identified in DUSA's SEC filings, including its Form S-3, from time to time.

                           PART II- OTHER INFORMATION

Items 1 through  5.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

a) i) Exhibit 10 - Master Operating Agreement between the Company and International Leasing Corporation dated September 21, 2000 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b) of the Securities Exchange Act of 1934, as amended.

         ii) Exhibit 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

b) i) Form 8-K dated September 20, 2000 regarding the receipt of an "approvable" letter from the FDA relating to the BLU-U(TM) brand light device.

         ii) Form 8-K dated September 27, 2000 relating to the FDA approval of the BLU-U(TM) brand light device.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DUSA PHARMACEUTICALS, INC.





     DATE:  NOVEMBER 13, 2000                        BY:   /S/JOHN E. MATTERN
            ------------------------                    ---------------------------------------
                                                        JOHN E. MATTERN
                                                        VICE PRESIDENT, FINANCE,
                                                        AND CHIEF FINANCIAL OFFICER (Chief
                                                        Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit No.                    Description
     -----------                    -----------
       10                           Master Vendor Operating Agreement between
                                    the Company and International Leasing
                                    Corporation dated September 21, 2000,
                                    portions of which have been omitted pursuant
                                    to a request for confidential treatment
                                    under Rule 24(b) of the Securities Exchange
                                    Act of 1934, as amended.

       27                           Financial Data schedule, which is
                                    submitted electronically to the
                                    Securities and Exchange Commission
                                    for information only and not filed.