Form 10-K
period 2000-12-31
DUSA PHARMACEUTICALS INC
filed 2001-03-16
CIK 879993

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                           DUSA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)


                     NEW JERSEY                                  22-3103129
            State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization


                  25 Upton Drive                                   01887
               Wilmington, Massachusetts                         (Zip Code)
       (Address of principal executive offices)


                         Commission File Number: 0-19777
       Registrant's telephone number, including area code: (978) 657-7500
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock
      -------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of March 13, 2001 was $158,074,527.

         The number of shares of common stock outstanding of the Registrant as of March 13, 2001 was 13,755,890.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document incorporated by reference to this Report is:

         (1)      Proxy Statement for the 2001 Annual Meeting of Shareholders.
                  Part III, Items 10 through 13.

                                     PART I

         This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA's industry, management's beliefs and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 22-31, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

GENERAL

         We are a pharmaceutical company developing drugs in combination with light devices to treat or detect a variety of conditions in processes known as photodynamic therapy or photodetection. We are engaged primarily in the research and development of our first drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, with light, for use in a broad range of medical conditions. When we use Levulan(R) and follow it with exposure to light to treat a medical condition, it is known as Levulan(R) photodynamic therapy, or Levulan(R) PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions it is known as Levulan(R) photodetection; or Levulan(R) PD.

         We launched our first product, the Levulan(R) Kerastick(R) 20% Topical Solution with PDT using our first light device product, called the BLU-U(TM), for the treatment of actinic keratoses, or AKs, of the face or scalp, in September 2000. AKs are precancerous skin lesions caused by chronic sun exposure. AKs can develop over time into a form of skin cancer called squamous cell carcinoma.

         In November 1999, we signed a marketing, development and supply agreement with Schering AG, a German corporation, for dermatology products. We granted to Schering AG the right to promote, market, sell, and distribute our Levulan(R) Kerastick(R) with PDT for AKs of the face or scalp on a worldwide basis (with the exception of Canada). Schering AG also promotes the BLU-U(TM); however, we are responsible for distributing, primarily by leasing the units, as well as for repairs and maintenance. In the United States, Schering AG's United States affiliate, Berlex Laboratories, Inc., is marketing these products. We are also co-developing and will commercialize with Schering AG additional Levulan(R) products for other dermatology disorders. Under the agreement, Schering AG has the exclusive right to market, promote, sell and distribute the products which are developed in the co-development program. Schering AG has agreed to fund two-thirds of our co-development program for dermatology in an amount up to $3,000,000 in 2001. The parties may agree to continue to fund the co-development program beyond this date. Under the terms of the agreement, we have received $30,000,000, including $23,750,000 in cash milestone and unrestricted research payments and $6,250,000 for which a Schering AG affiliate received 340,458 shares of our common stock. See "Business -- Strategic Partners."

         During 2001, we decided with Schering AG to fund development of acne, warts and onychomycosis, more commonly known as nail fungus. We started a new acne trial in November 2000 and expect to begin trials in warts and onychomycosis during 2001. We are also currently supporting independent investigator trials to advance clinical programs such as the use of Levulan(R) PDT to prevent restenosis, a narrowing of blood vessels following balloon angioplasty; to treat Barrett's esophagus, a potentially precancerous condition of the throat; and other internal disorders.

         During the first quarter of 2000, we strengthened our financial condition by selling 1,500,000 shares of our common stock in a private placement at a purchase price of $28.50 per share. See "Management's Discussion and Analysis Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, Levulan(R) and Kerastick(R) are registered trademarks, and the trademark application for the BLU-U(TM) is pending. These trademarks are also registered in Europe and applications are pending in other parts of the world.

         We were incorporated on February 21, 1991, under the laws of the State of New Jersey. Our principal executive offices are currently located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500). On March 3, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary located in Valhalla, New York, to coordinate our research and development efforts. We financed our development stage operations, prior to the market launch of our first products, primarily from sales of securities in public offerings, and in private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, (the "Act"). See "Management's Discussion and Analysis of Financial Condition -- Overview; -- Results of Operations; and -- Liquidity and Capital Resources."

BUSINESS STRATEGY

         The following are the key elements of our strategy:

         - Support the Launch of our First Product. We are working with our dermatology marketing partner, Schering AG in the United States, to optimize the marketing efforts of the Berlex team for our first PDT system, the Levulan(R) Kerastick(R) 20% Topical Solution with our BLU-U(TM) for the treatment of AKs of the face or scalp.

         - Leveraging our Levulan(R) PDT/PD Platform to Develop Additional Products. In dermatology, we intend, together with Schering AG, to co-develop and commercialize additional Levulan(R) products for other skin conditions. Outside dermatology, we intend to develop new drug formulations and light devices to target large markets with unmet medical needs, such as prevention of restenosis, treatment of Barrett's Esophagus, treatment of brain cancer, and the detection and/or treatment of a number of gynecological conditions.

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

OUR LEVULAN(R) PDT/PD PLATFORM

         OUR LEVULAN(R) BRAND OF ALA

         We have a unique approach to PDT and PD, using the human cell's own natural processes. Levulan(R) PDT takes advantage of the fact that ALA is the first product in a natural biosynthetic pathway present in virtually all living human cells. In normal cells, the production of ALA is tightly regulated through a feedback inhibition process. In our PDT/PD system, excess ALA, as Levulan(R), is added from outside the cell, bypassing the normal feedback inhibition. The ALA is then converted through a number of steps into a potent natural photosensitizer named protoporphyrin IX, or PpIX. This is the compound that is activated by light during Levulan(R) PDT/PD, especially in fast growing cells. Any PpIX that remains after treatment is eliminated naturally by the same enzyme pathway.

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

         OUR KERASTICK(R) BRAND APPLICATOR

         We designed our proprietary Kerastick(R) specifically for use with Levulan(R). It is a single-use, disposable applicator, which allows for the rapid preparation and uniform application of Levulan(R) topical solution in standardized doses. The Kerastick(R) has two separate glass ampules, one containing Levulan(R) powder and one containing a liquid vehicle, enclosed within a plastic tube and an outer cardboard sleeve. There is a filter and a metered dosing tip at one end. Prior to application, the doctor or nurse crushes and shakes the Kerastick(R) according to directions to mix the contents into a solution. The Kerastick(R) tip is then dabbed on to the individual AK lesions, releasing a predetermined amount of Levulan(R) 20% solution.

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

         -        are pre-programmed and easy to use; and

         -        provide cost-effective therapy.

         Our proprietary BLU-U(TM) is a fluorescent light source that can treat the entire face or scalp at one time, which has been specifically designed for use with Levulan(R). The light source is compact and easily portable. It can be used in a physician's office, requires minimal floor space, and plugs into a standard electrical outlet. The BLU-U(TM) also incorporates a proprietary regulator that controls the optical power of the light source to within specified limits. It has a simple control panel consisting of an on-off key switch and digital timer which turns off the light automatically at the end of the treatment.

         We are using non-laser light sources whenever feasible because, compared to lasers, they are:

         -        safer;

         -        simpler to use;

         -        more reliable; and

         -        far less expensive.

         For treatment of AKs, our BLU-U(TM) uses blue light which penetrates superficial skin lesions and is a potent activator of PpIX. Longer red wavelengths penetrate more deeply into tissue but are not as potent activators of PpIX. Therefore, for treatment of superficial lesions of the skin, such as AKs, we are using relatively low intensity, non-laser blue light sources, which are designed to treat large areas, such as the entire face or body. For treatment of diseases which have lesions which may penetrate several millimeters into the skin or other tissue, e.g. for acne or most forms of cancer, high-powered red light is often preferable. We have United States and foreign patents and patent applications pending which relate to devices and methods of using light devices for use in Levulan(R) PDT and PD. See "Business -- Patents and Trademarks."

         We also have an agreement with Richard Wolf Medical Instruments Corp. for the supply of proprietary non-laser light sources and cystoscopes to be used in our clinical trials for bladder cancer detection. The Wolf light device was utilized by the investigators in our Phase I/II clinical trial for bladder cancer detection. See "Business -- Our Products, Internal Indications; -- Supply Partners."

         Our Levulan(R) PDT/PD research and development team has experience in the development and regulatory approval process of both drugs and devices for use in clinical PDT/PD.

OUR PRODUCTS

         The following table outlines our products and product candidates. Our research and development expenses for the last three years were $8,163,419 in 2000, $4,194,532 in 1999 and $4,502,391 in 1998.

PRODUCT/INDICATION                                                     REGULATORY STATUS           MARKETING RIGHTS(1)
------------------                                                     -----------------           -------------------
DERMATOLOGY

Levulan(R) Kerastick(R) and BLU-U(TM) for PDT of AKs                  Approved; Phase IV              Schering AG

Levulan(R) PDT for Acne                                                   Phase I/II                  Schering AG

Levulan(R) PDT for Onychomycosis (Nail Fungus)                            Phase I/II2                 Schering AG

Levulan(R) PDT for Persistent Hand and Foot Wart Removal                  Phase I/II2                 Schering AG

Levulan(R) PDT for Psoriasis                                          Investigator Study              Schering AG

Levulan(R) PDT for Cutaneous T-Cell Lymphoma                          Investigator Study              Schering AG

OTHER INDICATIONS
-----------------

Levulan(R) PDT for Prevention of Restenosis                           Investigator Study                 DUSA

Levulan(R) PDT for Barrett's Esophagus                                Investigator Study                 DUSA

Levulan(R) for Bladder Cancer Detection                                   Phase I/II3                    DUSA

Levulan(R) PDT for Dysfunctional Uterine Bleeding                     Investigator Study                 DUSA

Levulan(R) PDT/PD for Cervical Intraepitheleal Neoplasia              Investigator Study                 DUSA

Levulan(R) PD-guided resection and PDT for Brain Cancer           Protocol under development             DUSA

         (1) Draxis Health, Inc., our former parent, holds a license to PARTEQ's ALA patents for Canada.

         (2)      To commence in 2001.

         (3)      No current trial.

DERMATOLOGY INDICATIONS

         Actinic Keratoses (AKs). AKs are superficial precancerous skin lesions usually appearing as rough, scaly patches of skin with some underlying redness. The current preferred methods of treating AKs are cryotherapy, or the freezing of skin, using liquid nitrogen, and 5-flourouracil cream, or 5-FU. Although both methods can be effective, each has limitations and can result in significant side effects. Cryotherapy is non-selective, is usually painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving white spots. In addition, because there is no standardized treatment protocol, results are not uniform. 5-FU can be highly irritating and requires twice-a-day application by the patient for approximately two to four weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment an additional one to two weeks of healing is required. Our approved treatment method involves applying Levulan(R) 20% topical solution using the Kerastick(R) to the AK lesions, followed 14-18 hours later with exposure to our BLU-U(TM) for approximately 17 minutes. We plan to complete two Phase IV trials as required by the FDA. One study will evaluate the long-term effects of our therapy. The second trial, which will be completed shortly, tests for allergic skin reactions to our therapy. We believe that Levulan(R) PDT for AKs will become a therapy of choice as more people become aware of its benefits.

         Acne. Acne is a common skin condition caused by the blockage and/or inflammation of sebaceous (oil) glands. In our ongoing dose-ranging clinical trial, we are targeting 50 patients with mild to moderate facial inflammatory acne. Traditional treatments for this form of acne include over-the-counter topical medications for mild cases, and prescription topical medications or oral antibiotics for mild to moderate cases. An oral retinoid drug called Accutane(R)(1) is the treatment of choice for cystic acne and can be used for moderate to severe inflammatory acne. Over-the-counter treatments are often not effective and can result in side effects, including drying, flaking and redness. Prescription antibiotics lead to improvement in many cases, but patients must often take them on a long-term basis. Accutane(R) can have a variety of side effects, from dryness of the lips and joint pains, to birth defects, and elevated levels of triglycerides and liver enzymes. With Levulan(R) PDT therapy for acne we are seeking to improve or clear patients' acne without the need for long-term oral therapy and with fewer side effects than current therapies.

         Onychomycosis. This condition is more commonly known as nail fungus. Current topical therapies are only effective in a small percentage of patients. Oral prescription medications are more effective but must be taken over 12 weeks or more, and pose risks of systemic side effects such as liver disease and adverse interactions with other medications. In an unpublished investigator study, 12 patients received a single treatment of Levulan(R) to their infected nail, which was then exposed to a non-laser red light source. Three patients showed a complete response to the Levulan(R) PDT. They lost their nail after one week and regrew a new nail which was free of nail fungus. DUSA and Schering AG have begun co-development of a therapy for this indication, and expect to commence clinical trials later this year. The first study will be a Phase I/II fluorokinetic study to examine the PpIX uptake and accumulation in infected nails using Levulan(R) topical solution and PDT.

         Persistent Hand and Foot Warts. Warts, which are characterized by abnormal epidermal skin cell growth, are a common skin condition caused by the human papilloma virus. Warts are usually treated first with over-the-counter salicylic acid preparations. Often, these treatments are successful. However, in cases where the warts do not clear, patients normally consult a physician. The


--------
(1)  Accutane(R)is a registered trademark of Hoffmann La-Roche.

physician's next line of therapy is usually cryotherapy with liquid nitrogen, which is applied by the doctor for anywhere from weeks to months to years in rare cases. This treatment is painful and can occasionally leave scars. Some dermatologists use lasers to treat warts, although this process can also take many treatments with no guarantee of success. Often, the warts still persist despite all attempts at treatment and we refer to them as recalcitrant warts.

         In a 1999 independent Danish randomized clinical trial using ALA PDT on 30 patients with 250 recalcitrant warts, the investigator reported that one of the treatment groups showed a 70% elimination of recalcitrant warts through a 12-month period. Based on these results, we have included development of Levulan(R) PDT for warts in the dermatology co-development program with Schering AG. We expect that a feasibility study will start later this year.

INTERNAL INDICATIONS

         Prevention of Restenosis Following Balloon Angioplasty. Restenosis is the re-narrowing of an artery after balloon angioplasty due to the rapid growth of smooth muscle cells at the site of the angioplasty. Many patients who undergo balloon angioplasty suffer restenosis within six months of the procedure. Current forms of treatment for restenosis involve repeated angioplasty procedures, stenting or by-pass surgery. Animal studies have shown that Levulan(R) PDT prevents the rapid growth of smooth muscle cells within the artery after balloon angioplasty. In October 1999, results were published in the British Journal of Surgery from an investigator study using Levulan(R) PDT to reduce restenosis after balloon angioplasty. The investigators studied seven patients with a total of eight blockages of the femoral (leg) artery. Each of the patients had undergone conventional balloon angioplasty for blockages in the femoral artery within the previous two to six months, and all of the patients had developed restenosis and associated symptoms, including leg pains, calf pains, and muscle cramps while walking. In the study, patients received oral doses of Levulan(R) and then underwent a second balloon angioplasty procedure. After the angioplasty procedure, red laser light was delivered to the site through the transparent angioplasty balloon. There were no reported complications from the procedure. All of the patients had symptomatic relief and, during the six-month follow-up period, none of the patients had any recurrence of symptoms. At the end of the six-month period, the investigators examined all the treated arteries, each of which remained open to some degree. Testing showed no evidence of restenosis at three sites; 25% restenosis at three sites; and 40% restenosis at two sites. We are currently supporting a new randomized controlled investigator study to further evaluate the use of Levulan(R) PDT in the prevention of restenosis following balloon angioplasty. Should this second study show positive results, we plan to begin our own development program for this indication.

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

         There are no effective treatments for early-stage Barrett's esophagus. Doctors treat milder forms of the condition with medication, to reduce stomach acid. A current treatment for more advanced, precancerous, Barrett's esophagus involves surgery to remove affected areas of the esophagus.

         Since European studies have shown that Barrett's esophagus cells can be destroyed by Levulan(R) PDT and replaced by normal esophageal cells, we are supporting a new investigator study involving the use of Levulan(R) PDT with red laser light for the treatment of Barrett's esophagus. In addition, we expect to start our own Phase I study later this year.

         Bladder Cancer Detection. Bladder cancer is most often treated by surgical removal of the tumor, but in many of these cases tumors recur within two to three years. Doctors screen high-risk patients regularly for bladder cancer, because of the risk of recurrence. One of the standard methods for bladder cancer detection involves using a cystoscope to view the bladder with white light.

         We concluded our own Phase I/II multi-center clinical trial for enhancement of bladder cancer detection during 1999 using Levulan(R) PD and an endoscope light source provided by Richard Wolf Medical Instruments Corp.

         The results suggested that significant further study would be necessary to develop a commercially viable product to optimize bladder cancer detection using Levulan(R) PD. In addition, we learned from a survey of urologists that an oral dose of Levulan(R) and a flexible device would be preferable to the test products used in the study. We delayed any further clinical trials for this indication while a newly designed cystoscope was developed by Richard Wolf which may be suitable for an office-based procedure. We have not yet decided on further development plans for this indication.

OTHER POTENTIAL DERMATOLOGY INDICATIONS

         Facial Photodamaged Skin. Photodamaged skin, which is skin damaged by the sun, occurs primarily in fair-skinned individuals after many years of sun exposure. Signs of photodamaged skin include roughness, wrinkles and brown spots. AKs also tend to occur in areas of photodamaged skin. There are numerous consumer cosmetic and herbal products which claim to lessen or relieve the symptoms of photodamaged skin. In most cases, there is little scientific data to support these claims. The FDA has approved only one prescription drug to treat this common skin condition, Renova(R)2. Patients generally use the product for between six and 24 weeks before improvement may be seen.

         As part of our AK clinical trials, we conducted a Phase II safety and efficacy study, testing 64 patients with three to seven AK lesions of the face or scalp within an area of photodamaged skin. The physician investigators applied Levulan(R) 20% solution over the entire area including the photodamaged skin. After 14-18 hours, the patients were treated with blue light at differing light doses. Investigators noted marked improvement in skin roughness in two-thirds of the patients after treatment with Levulan(R) PDT as well as some degree of improvement of wrinkles and brown spots. However, ten of the 64 patients found that the burning and stinging of the PDT therapy was too uncomfortable and as a result the treatment was either terminated early or the light power was reduced. No patients reported a serious treatment-related adverse event. Based upon these results, we have proposed two studies on the treatment of photodamaged skin to Schering AG for development after other dermatology indications are further advanced.

         Hair Removal. Unwanted hair is a common problem that is experienced by both men and women of all races and skin colors. Currently, permanent hair removal involves procedures using


--------
(2)      Renova(R) is a registered trademark of Johnson & Johnson.

electrolysis or lasers. Electrolysis requires insertion of an electrified needle into each hair follicle. It requires numerous treatments over extended periods of time that can have varying degrees of success. Laser treatments do not require a needle but, instead, heat the hairs by absorption of laser light energy. Laser treatments work best for individuals with light skin and dark hair, but usually they do not work as well for individuals with darker skin tones. We believe that due to the selective properties of Levulan(R) PDT for targeting rapidly growing cells, such as hair follicle cells, as well as our previously reported Phase I/II clinical trial results, we may be able to achieve biologically targeted permanent hair removal without the need for heating or burning the individual hairs. We have agreed with Schering AG to consider co-development of this indication in the future.

OTHER POTENTIAL INTERNAL INDICATIONS

         Dysfunctional Uterine Bleeding. Dysfunctional uterine bleeding occurs when the lining of the uterus (the endometrium) responds abnormally to the hormonal changes associated with menstruation. Treatments for dysfunctional uterine bleeding include hysterectomy, or removal of the uterus by surgery, or endometrial ablation, the destruction of the lining of the uterus by surgical or thermal methods. In endometrial ablation treatments where the uterus is not removed, incomplete ablation and/or damage to the muscle wall of the uterus can result. Preclinical studies have shown that removal of the lining of the uterus can be accomplished by a single Levulan(R) PDT treatment, without causing harm to the underlying muscle layer. Therefore, we propose to use Levulan(R) PDT as a less invasive and less costly treatment for dysfunctional uterine bleeding. We have supported research by independent investigators using Levulan(R) to treat this condition in clinical studies at centers in the United Kingdom and the United States. These studies have shown that endometrial tissue selectively absorbs Levulan(R) with no evidence of toxicity. We believe our product system is a good candidate for clinical trials because Levulan(R) is selectively absorbed by the lining of the uterus and activated by light sources which can be inserted into the uterus without the need to anesthetize the patient. We began supporting a pilot human trial for treatment of dysfunctional uterine bleeding in January 2000. We now are considering modifications to the light probe used in this study to facilitate development of this procedure.

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

         In March 1997, an investigator-sponsored study showed the selectivity of Levulan(R) PDT/PD for CIN tissue. During 2001, we expect to consider supporting a new investigator-sponsored study to examine the use of Levulan(R) as an adjunct to pap smears.

         Brain Cancer. Despite standard therapies which include surgical tumor removal, radiation therapy, and chemotherapy, adult patients with newly diagnosed high-grade malignant brain cancers generally survive only one to two years. Independent European investigators have reported that systemic ALA may cause photosensitization of tumors but not the normal white matter of the brain. These investigators have used ALA-induced fluorescence as a guide for the more complete removal of brain cancer than would be possible using white light alone. During 2001 we intend to initiate a clinical study to examine the selectivity of brain tumor fluorescence using different doses of

Levulan(R) and to follow that study with one combining fluorescence-guided resection and Levulan(R) PDT.

         There may be numerous other potential therapeutic and cancer detection uses for Levulan(R) PDT/PD, and we may support research in several of these areas, as appropriate, with pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of these potential uses in dermatology include treatment of skin cancers, such as squamous cell carcinomas and cutaneous T-cell lymphomas, psoriasis, and genital warts; and non-dermatology indications may include detection and/or treatment gastro-intestinal tumors, and oral cavity cancer.

STRATEGIC PARTNERS

         In November 1999, we signed a marketing, development and supply agreement with Schering AG for the use of our Levulan(R) products to treat or detect dermatology disorders. Schering AG is a large multi-national pharmaceutical company which has significant dermatology sales outside the United States. Under the agreement we granted to Schering AG the exclusive worldwide right, except for Canada, to promote, market, sell and distribute our Levulan(R) Kerastick(R) with PDT for AKs, and any additional dermatology products developed under the co-development program. The parties have agreed to jointly fund the dermatology co-development program through 2001, with Schering AG contributing two-thirds of the joint committee-approved budget, while we contribute the remaining one-third. For 2001, the parties have committed to a budget of $3,954,000 thus far. Schering AG also has limited rights to negotiate with us for rights to non-dermatology products which we intend to develop with other corporate partners.

         We have received $30,000,000 from Schering AG, including $23,750,000 in cash milestones and unrestricted research payments and $6.25 million for which a Schering AG affiliate received 340,458 shares of our common stock. No further milestone payments are due for this first indication.

         The launch of Levulan(R) PDT by Schering AG's United States affiliate, Berlex Laboratories, Inc., represents our partner's entree into the U.S. dermatology marketplace. We are responsible for the manufacture and supply of the Kerastick(R) to Schering AG. Schering AG pays a supply price to us for the drug products, as well as a royalty on drug sales. Schering AG also promotes the BLU-U(TM). We primarily lease the BLU-U(TM) to dermatologists and other physicians and we have engaged a leasing company to complete the leasing transactions. We have agreed to maintain and repair the BLU-U(TM) units under lease/maintenance agreements. Under the terms of a guaranty, Schering AG has agreed to guarantee the lease payments by each lessee up to our cost of the BLU-U(TM) from our third-party manufacturer. The guaranty will expire on the second anniversary of the first delivery to an end-user of a BLU-U(TM). In addition, Schering AG has agreed to provide us with an interest-free line of credit for up to $1,000,000 to finance inventory of BLU-U(TM) units. The BLU-U(TM) units would secure our repayment of any amounts which we may borrow under the line of credit. Any amounts we draw on the line of credit must be repaid within 12 months.

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

         NBC has granted to us a license to manufacture the light sources if NBC fails to meet our supply needs. Under these circumstances, we would also have a worldwide license to import, use, sell or dispose of the light sources under NBC's technology within the field of PDT. Also, NBC has agreed that it will not supply light sources that may be used to compete with our business. In order to meet the production scheduling needs of our third-party manufacturer of the BLU-U(TM), we have agreed to prepay for raw material costs in the amount of $400,000 associated with our current order. This amount will be credited against the final purchase price which will be due on delivery of finished units at a rate of $1,000 per unit. In addition, we agreed that if we do not order a certain number of BLU-U(TM) brand units for delivery in 2002, we will pay $100,000 to our manufacturer to cover certain overhead costs. We do not know at this time whether we will be required to make this payment as we depend upon Berlex to market our products.

         The agreement has a ten-year term, subject to earlier termination for breach or insolvency or for convenience. However, a termination for convenience requires 12 months' prior written notice, which may not be given before the third anniversary of the date of the agreement.

         Richard Wolf Medical Instruments Corp. We entered an agreement with Wolf in May 1997 for the supply to us, at no cost, of proprietary non-laser light sources and cystoscopes, along with technical and regulatory support, for use in our first Phase I/II clinical trial for bladder cancer detection. The Wolf light device was utilized by the investigators in the clinical trial and Wolf has designed a new device for us to evaluate. We have the right under the agreement to qualify other manufacturers' light sources and/or cystoscopes with the FDA for use in Levulan(R) PD of bladder cancer.

         North Safety Products. In September 1999, we entered into a purchase and supply agreement with North, a unit of Norcross Safety Products, LLC., for the manufacture and supply of our Kerastick(R) brand applicator. We have agreed to purchase from North a significant portion of our total commercial requirements for supply of the Kerastick(R) for sale in the United States and Canada. Prices for the product are based on the quantities of Kerastick(R) ordered which are subject to change depending on various product costs and competitive market conditions.

         The agreement has a five-year term, which may be extended. North has the right to terminate the agreement earlier if certain minimum levels of product orders are not reached. Similarly, we can terminate for stated breaches of the agreement. In early 2001, we tentatively agreed to compensate North on an interim basis for certain overhead expenses associated with the manufacture of the Kerastick(R) if our orders fall below certain levels on an annual basis.

         Sochinaz SA. Under an agreement dated December 24, 1993, Sochinaz manufactures and supplies all of our requirements of Levulan(R) worldwide from its FDA approved facility in Switzerland. In June 2000, we amended the agreement to include an option to allow us to extend the term for an additional three (3) years until December 3, 2007. As consideration for the amendment, we agreed to reimburse Sochinaz for a portion of its costs to bring its manufacturing facilities into compliance with the FDA cGMPs. We paid $250,000 in cash and issued 26,666.66 shares of our common stock having a fair market value of $750,000. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.

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

         When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, such as Schering AG, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. See Note 9a to the Company's Notes to the Consolidated Financial Statements. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

         We paid a minimum royalty of CDN $100,000 to PARTEQ during 1998. Following the receipt of FDA approval in December 1999, we paid PARTEQ a milestone payment of CDN $100,000 and, a prorated annual minimum royalty payment on sales of products which totaled CDN $3,836. For 2000 and going forward, annual minimum royalties to PARTEQ on sales of products must total at least CDN $100,000. Since we entered into the agreement with Schering AG, we were also obligated to pay to PARTEQ additional minimum payments in amounts up to CDN $1.1 million which has now been paid, including a credit for the CDN $100,000 paid in 1998, based upon the milestone payments we received from Schering AG.

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

         We have limited patent protection outside the United States, which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counter-parts in only three foreign countries. Even with the issuance of additional patents, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. Certain forms of ALA are commercially available chemical products. ALA in the form commercially supplied for decades is not itself subject to patent protection. In fact, there are reports of several third-parties conducting clinical studies with ALA for the treatment of certain conditions in countries outside the United States of America where PARTEQ may not have patent protection. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

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

         Except for the opposition of Japanese Patent No. 273032, which we license from PARTEQ, we are not aware of any formal challenges to the validity of PARTEQ's or our patents. However, we cannot guarantee that other challenges or claims will not be asserted in the future. Japanese Patent No. 273032, which relates to the basic method of using ALA, has recently been opposed and, as a result, the Japanese Patent Office Board of Appeals revoked the patent. With PARTEQ's assistance, we are simultaneously pursuing an appeal at the Tokyo High Court and an amendment trial before the Japanese Patent Office. We can at this time give no assurance of the likelihood of success of such a contest or any assurance that we will decide to spend the funds required to complete the contest. If our response does not allay the concerns of the Board, they may limit our patent protection or finalize the cancellation. Japan is a major pharmaceutical market and loss of this patent could adversely affect us in at least two ways. First, if we seek to enter the Japanese market, the lack of a patent would probably retard or diminish our market share. Second, even if we did not seek to market in Japan, third-parties might not be interested in licensing the product in Japan without patent protection, and this might limit our potential revenues from this market.

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

         We also attempt to protect our proprietary information as trade secrets. Generally agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent contain provisions designed to protect the confidentiality of our proprietary information. However, we can give no assurances that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information. Furthermore, we can give no assurances that our competitors will not independently develop substantially equivalent proprietary information or otherwise gain access to our proprietary information, or that we can meaningfully protect our rights in unpatentable proprietary information.

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

         We intend to seek registration of trademarks in the United States, and other countries where we may market our products when it is sufficiently close to commercialization so that appropriate brand names may be selected in light of the circumstances then existing. To date, we have been issued seven trademark registrations, and other applications are pending.

MANUFACTURING

         We do not currently operate any manufacturing facilities. Our drug, Levulan(R), the Kerastick(R) brand applicator and the BLU-U(TM) brand light source are each manufactured by a single third-party supplier. See "Business -- Supply Partners". Under our agreement with Schering AG, we are obligated to maintain certain inventory levels of our Levulan(R) products until we qualify a second source of supply for ALA. We have purchased key pieces of equipment to prepare for the establishment of a limited production line so that a second source could manufacture the Kerastick(R).

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

         Photocure has completed clinical trials and has filed an application for European marketing approval of its ALA precursor (ALA methylester) compound with PDT for the treatment of AK's. Photocure is also conducting trials in the United States. We are aware that medac is developing ALA PDT for bladder cancer detection and for fluorescent-guided resection of brain cancer in Germany.

         Our position in the PDT field could be adversely affected by product developments achieved by other companies. The pharmaceutical industry is highly competitive. Many of our competitors have substantially greater financial and technical and marketing resources than we have. In addition, several of these companies have had significantly greater experience than we do in developing products, conducting preclinical and clinical testing and obtaining regulatory approvals to market products for health care. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. Our competitiveness may also be affected by our ability to manufacture and market our products and by the level of reimbursement for the cost of our drug and treatment by third-party payors, such as insurance companies, health maintenance organizations and government agencies.

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

         On December 3, 1999, the FDA approved the marketing of our Levulan(R) Kerastick(R) 20% Topical Solution with PDT for treatment of AKs of the face or scalp and the commercial version of our BLU-U(TM) was approved on September 26, 2000.

         We are currently conducting Phase I/II studies on the use of ALA for the treatment of acne. Other than the FDA-approved use of the Levulan(R) Kerastick(R) with PDT for treatment of AKs, our other products still require significant development, including additional preclinical and clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no guarantee that the use of Levulan(R) in any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals. Medical devices, such as our light source devices, are also subject to the FDA's rules and regulations. These products are required to be tested, developed, manufactured and distributed in accordance with FDA regulations, including good manufacturing, laboratory and clinical practices. Under the Food, Drug & Cosmetic Act, all medical devices are classified as Class I, II or III devices. The classification of a device affects the degree and extent of the FDA's regulatory requirements, with Class III devices subject to the most stringent requirements and FDA review. Generally, Class I devices are subject to general controls (e.g., labeling and adherence to the cGMP requirement for medical devices), and Class II devices are subject to general controls and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed Class I or Class II "predicate device", are subject to general controls and also require clinical testing to assure safety and effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices. The BLU-U(TM) has been classified as a Class III device. We anticipate that our other devices will also be classified as Class III and be subject to the highest level of FDA regulation. Approval of Class III devices require the filing of a PMA application supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required and the device presents a "significant risk", the manufacturer of the device must file an investigational device exemption or "IDE" application and receive FDA approval prior to commencing human clinical trials. At present, our devices are being studied in preclinical and clinical trials under our INDs.

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

         The PMA process can be expensive, uncertain and lengthy. A number of other companies have sought premarket approval for devices that have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the PMA application and provide recommendations to the FDA as to whether the device should be approved for marketing. In addition, the FDA will inspect the manufacturing facility to ensure compliance with cGMP requirements for medical devices prior to approval of the PMA application. If granted, the premarket approval may include significant limitations on the indicated uses for which the product may be marketed, and the agency may require post-marketing studies of the device.

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

         In connection with our NDA for the Levulan(R) Kerastick(R) with PDT for AKs, a combination filing (including a PMA for the BLU-U(TM) light source device and the NDA for the Levulan(R) Kerastick(R)) was submitted to the Center for Drug Evaluation and Research. The PMA was then separated from the NDA submission by the FDA and reviewed by the FDA's Center for Devices and Radiological Health. Based upon this experience, we anticipate that any future NDAs for Levulan(R) PDT/PD will be a combination filing accompanied by PMAs. There is no guarantee that PDT products will continue to be regulated as combination products.

         The United States Drug Price Competition and Patent Term Restoration Act of 1984 known as the Hatch-Waxman Act provides for the return of up to five years of patent term for a patent that covers a new product or its use, to compensate for time lost during the regulatory review process. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension, and there can be no guarantee that the application will be granted. We believe that the FDA's December 3, 1999 approval of our NDA for the Levulan(R) Kerastick(R) with PDT is the first marketing approval for a medical use of ALA. We therefore believe that this approval may form the basis for extending the term of one of our patents. However, there can be no assurance that we will receive a patent term extension.

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

         We also intend to market our products marketed outside of the United States. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. Our marketing partner, Schering AG, will be responsible for applying for marketing approvals outside the United States for Levulan(R) PDT for dermatology uses. Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country.

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

         Our research and development activities involve the controlled use of certain hazardous materials, such as mercury in fluorescent tubes. While we do not currently manufacture any products, we are subject to various laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We believe that we are in material compliance with applicable environmental laws and regulations. For the present, we do not have any plans to make any material capital expenditures for environmental control facilities. However, we can give you no assurance that we will not have to make significant expenditures in order to comply with environmental laws and regulations in the future. Also, we cannot assure you that current or future environmental laws or regulations will not materially adversely effect our operations, business or assets. In addition, although we believe that our safety procedures for the handling and disposal of such materials comply with the standards prescribed by current environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

PRODUCT LIABILITY AND INSURANCE

         We are subject to the inherent business risk of product liability claims in the event that the use of our technology or any prospective product is alleged to have resulted in adverse effects during testing or following marketing approval of any such product for commercial sale. We maintain product liability insurance for coverage of our clinical trial activities and for our commercial supplies. There can be no assurance that such insurance will continue to be available on commercially reasonable terms or that it will provide adequate coverage against all potential claims.

EMPLOYEES

         At the end of 2000, we had 41 full-time employees. We have employment agreements with several of our key executive officers. We have purchased, and are the named beneficiary of, a key man life insurance policy, having a face value of CDN $2,000,000, on the life of our President. We also retain numerous independent consultants and the services of key researchers at leading university centers whose activities are coordinated by our employees. We intend to hire other employees and consultants as needed.

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

                              RISKS RELATED TO DUSA

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BE PROFITABLE IN THE FUTURE UNLESS WE CAN SUCCESSFULLY MARKET AND SELL OUR FIRST PRODUCT, THE LEVULAN(R) KERASTICK(R) WITH PDT FOR THE TREATMENT OF AKS OF THE FACE OR SCALP.

         IF WE FAIL TO OBTAIN ADEQUATE LEVELS OF REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS, OUR REVENUES AND PROFITS COULD BE SIGNIFICANTLY LIMITED.

         Our profitability will depend, in part, on the availability of reimbursement to patients or physicians for the cost of our products from third-party payors such as governmental programs, private insurance and private health plans. To date, physicians in several states have received reimbursement for treatments using our Levulan(R) with PDT therapy. However, official reimbursement policy has been established in only a few jurisdictions. We cannot predict whether levels of reimbursement for our drug and light combination therapy will be high enough to allow us to realize a reasonable profit margin. Third-party payors may deny reimbursement if the payor determines that our particular new therapy is unnecessary, inappropriate or not cost effective. If patients or physicians are not entitled to receive reimbursements similar to reimbursements for competing therapies, patients will have to pay for the unreimbursed amounts. Some medicare providers may require physicians to prescribe 5-FU to treat AKs because 5-FU is an inexpensive treatment, or limit the number of AK treatments in a particular year. These reimbursement factors could limit our revenues, and our profits, if physicians or patients choose therapies with higher reimbursements than may be assigned to our therapy, or if government agencies or other third-party payors mandate a treatment regimen. The reimbursement status of newly-approved health care products is highly uncertain. We are relying on Schering AG to obtain reimbursement codes from third-party payors. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be hurt.

         BECAUSE NEITHER WE NOR SCHERING AG, OUR MARKETING PARTNER FOR DERMATOLOGY PRODUCTS, HAS ANY EXPERIENCE MARKETING OR SELLING DERMATOLOGY PRODUCTS IN THE UNITED STATES, OUR REVENUES FROM ROYALTIES AND PRODUCT SALES MAY BE LIMITED.

         The commercial success of Levulan(R) Kerastick(R) with PDT for AKs of the face or scalp will partly depend on the effective marketing in the United States of Levulan(R) Kerastick(R) with PDT for

AKs by Schering AG through its affiliate, Berlex Laboratories, Inc. While Schering AG has experience marketing dermatology products in Europe, neither Schering AG, Berlex nor DUSA has any experience marketing dermatology products in the United States. Schering AG has hired and trained 43 sales representatives and area managers who are dedicated to the marketing of the Levulan(R) PDT system. However, many of our competitors in the AK market already have experienced, well-funded, marketing and sales operations in the United States. If Schering AG fails to adequately develop, train and manage a sufficiently large sales force, the demand for our product will be limited and our royalties from Schering AG on sales of the product, our income from our light device, and our revenue on supply fees on the Kerastick(R) will be adversely affected.

         SINCE WE RELY HEAVILY ON OUTSIDE CONTRACTORS AS SOLE SUPPLIERS AND MANUFACTURERS OF OUR LEVULAN(R) KERASTICK(R) AND BLU-U(TM), OUR MARKETING EFFORTS AND SALES MAY SUFFER IF THESE THIRD-PARTIES FAIL IN ANY WAY TO ADEQUATELY SUPPLY US WITH THE QUALITY AND QUANTITY OF THE PRODUCTS WE NEED.

         We do not currently have the capacity to manufacture any of our products on our own. We rely on third-parties to manufacture our products. We have only one source for Levulan(R), one source for our Kerastick(R), and one for the BLU-U(TM). While we have purchased equipment in order to establish a second source with a limited production line for the manufacture of our Kerastick(R), if it becomes necessary, any new manufacturer would have to pass inspection by the FDA. None of our manufacturers have produced our products in large commercial quantities. Manufacturers often encounter difficulties when large quantities of new products are manufactured for the first time, including problems involving:

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

         If any facility or equipment in the facility of our manufacturers is damaged or destroyed, we will not be able to quickly or inexpensively replace it. If there are any quality or supply problems with any components supplied to our manufacturers for our products, we may not be able to quickly replace them.

         Under the terms of our agreement with Schering AG, our continuing failure to supply Schering AG's requirements of Levulan(R), the Kerastick(R) and/or the BLU-U(TM) would release Schering AG from its obligation to purchase supplies from us. The supply fees Schering AG is required to pay to us would be reduced by Schering's cost to manufacture and we would receive only a royalty payment on sales. Our business, financial condition and results of operations would be adversely affected.

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

         - controlled research and testing of products even after approval; and

         - control of marketing activities, including advertising and labeling.

         Both the manufacture and marketing of our first products, Levulan(R) Kerastick(R) and the BLU-U(TM) are subject to continuing FDA review. Our manufacturers must continue to comply with the FDA's current Good Manufacturing Practices, commonly known as cGMP, and foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, our third-party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements. If our third-party manufacturers fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products.

         As part of our approval from the FDA, we are required to conduct two Phase IV follow-up studies; one to evaluate the long-term recurrence rate of AKs after treatment with our new therapy, and the second to test for allergic skin reactions to the Levulan(R) Kerastick(R). If we discover a previously unknown problem with the product, a manufacturer or its facility, changes in product labeling restrictions or withdrawal of the product from the market may occur. Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot give you any assurance that our third-party sole sources will continue to meet all applicable FDA regulations in the future. If any of our manufacturers fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to qualify other sources. These consequences could have an adverse effect on our financial condition and operations. If we fail to comply with applicable regulatory approval requirements, a regulatory agency may:

         -        send us warning letters;

         -        impose fines and other civil penalties on us;

         -        suspend our regulatory approvals;

         - refuse to approve pending applications or supplements to approved applications filed by us;

         -        refuse to permit exports or our products from the United
                  States;

         -        require us to recall products;

         - require us to notify physicians of labeling changes and/or product related problems;

         -        impose restrictions on our operations; or

         -        criminally prosecute us.

         As part of our collaboration agreement with Schering AG, we will be jointly seeking foreign regulatory approvals for Levulan(R) Kerastick(R) PDT for AKs. We cannot give you any assurances that we will receive foreign approvals on a timely basis, or at all, or that problems will not arise that could delay or prevent the commercialization of our product in foreign countries. The introduction of our product in foreign markets will subject us to foreign regulatory clearances, which may be unpredictable and uncertain, and which may impose substantial additional costs and burdens which Schering AG and DUSA may be unwilling or unable to pay. At present, applications for foreign marketing authorizations are made at the national level, although certain registration procedures are available within the European Union to companies wishing to market a product in more than one member country. A regulatory authority must be satisfied that adequate evidence of safety, quality, and efficacy of the product has been presented before marketing authorization is granted. In addition, electrical medical devices, such as the BLU-U(TM), must be manufactured in compliance with the current requirements of ISO 9000. Our third-party manufacturer is not currently qualified under ISO 9000. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and approval by the FDA does not ensure approval by other countries. Failure to obtain foreign regulatory approval could adversely affect our financial condition and operations.

         WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         We have a history of operating losses. We expect to have continued losses over the next several quarters as we expand research and development of new products and establish ourselves in the marketplace. As of December 31, 2000, our accumulated deficit was approximately $42,487,000. We cannot predict whether any of our products will achieve significant market acceptance or generate sufficient revenues to become profitable. Our commercial success will depend on whether:

         - our products are more effective therapies that currently available treatments;

         -        we receive sufficient reimbursement for our products; and

         - we can, either together with a partner or alone, successfully market our products.

WE HAVE ONLY ONE THERAPY THAT HAS RECEIVED REGULATORY APPROVAL AND WE CANNOT PREDICT WHETHER WE WILL EVER DEVELOP OR COMMERCIALIZE ANY OTHER PRODUCTS.

         EXCEPT FOR THE LEVULAN(R) KERASTICK(R) WITH THE BLU-U(TM) FOR PDT TO TREAT AKS, ALL OF OUR PRODUCTS ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RESULT IN ANY COMMERCIALLY SUCCESSFUL PRODUCTS.

         Currently, we are developing a single drug compound for a number of different medical conditions. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. All of our products, except for the Levulan(R) Kerastick(R) with the BLU-U(TM) for PDT to treat AKs, are at an early stage of development. We cannot predict how long the development for these products will take or whether they will be medically effective. We cannot be sure that a successful market will ever develop for our new drug technology. We do not know if any of our products will ever be commercially successful.

         WE MUST RECEIVE SEPARATE APPROVAL FOR EACH OF OUR POTENTIAL PRODUCTS BEFORE WE CAN SELL THEM COMMERCIALLY IN THE UNITED STATES OR ABROAD.

         All of our other potential products will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals for other potential products our revenues will be limited. Before an NDA, which is an application to the FDA seeking approval to market a new drug, can be filed with the FDA, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan(R) PDT products are based on new technology. To the best of our knowledge, the FDA has approved only two drugs for use in photodynamic therapy, including Levulan(R). This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.

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

         OUR LACK OF SALES AND MARKETING EXPERIENCE COULD AFFECT OUR ABILITY TO MARKET OUR NON-DERMATOLOGY PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR REVENUES FROM FUTURE PRODUCT SALES.

         We are lacking the experience and capacity to market, sell and distribute our products. In order to market non-dermatology products and/or if Schering AG abandons its rights to any dermatology products and if we do not enter an agreement with a corporate partner who has the experience and resources to perform these roles for other products, we would be required to hire our own staff and a sales force. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to develop, train and manage these business activities. We may be unable to build a sales force and the costs of establishing a sales force may exceed our product revenues. In addition, we compete with many companies that currently have extensive and well-funded marketing and sales operations. Any marketing and sales efforts we make may be unsuccessful.

         IF WE ARE UNABLE TO OBTAIN THE NECESSARY CAPITAL TO FUND OUR OPERATIONS, WE WILL HAVE TO DELAY OUR DEVELOPMENT PROGRAMS AND MAY NOT BE ABLE TO COMPLETE OUR CLINICAL TRIALS.

         If our sales goals for our first product are not met, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products. We cannot predict exactly if or when additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, and/or through collaborative arrangements. We cannot predict whether any financing will be available on acceptable terms when we need it because investors may be unwilling to invest in DUSA if we have setbacks in the development program or if the public fails to use our products.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, TRADE SECRETS OR KNOW-HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

         WE HAVE LIMITED PATENT PROTECTION AND IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, COMPETITORS MIGHT BE ABLE TO DEVELOP SIMILAR PRODUCTS TO COMPETE WITH OUR PRODUCTS AND TECHNOLOGY.

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

         We have limited patent protection outside the United States which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counterparts in only three foreign countries. Absent patent protection, third-parties may freely market ALA, subject to appropriate regulatory approval. There are reports of several third-parties conducting clinical studies using ALA, or ALA precursors, in countries where DUSA lacks patent protection. These studies could provide the clinical data necessary to gain regulatory approval, resulting in competition.

         Our patent protection in Japan may be diminished or lost entirely. Japanese Patent No. 273032, which we have licensed from PARTEQ Research and Development Innovation, has been opposed and the Japanese Patent Office Board of Appeals revoked this patent. With PARTEQ's assistance, we are simultaneously pursuing an appeal of the revocation before the Tokyo High Court and an amendment trial before the Japanese Patent Office. Japan is a major pharmaceutical market and loss of this patent could adversely affect DUSA in at least two ways. First, should DUSA seek to enter the Japanese market, the lack of a patent would probably diminish our market share. Second, even if we did not seek to market in Japan, third-parties might not be interested in licensing the product in Japan without patent protection, and this might affect DUSA's revenues.

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

         PATENT LITIGATION IS EXPENSIVE, AND WE MAY NOT BE ABLE TO AFFORD THE COSTS.

         The costs of litigation or any proceeding relating to our intellectual property rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex patent litigation. For example, third-party competitors may infringe one or more of our patents, and we could be required to spend significant resources to enforce our patent rights. Also, if we were to sue a third party for infringement of one or more of our patents, that third-party could challenge the validity of our patent(s). Defending our patents could also result in the expenditure of significant resources. We cannot guarantee that a third-party or parties will not claim, with or without merit, that we have infringed on their patent(s), or misappropriated their proprietary material. Defending this type of legal action could also involve considerable expense.

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

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF OUR KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

         IF ANY OF THE KEY MEMBERS OF OUR MANAGEMENT WERE TO END HIS RELATIONSHIP WITH US, WE COULD EXPERIENCE SIGNIFICANT DELAYS IN OUR BUSINESS AND RESEARCH OBJECTIVES.

         We are a small company with only approximately 40 employees. We are highly dependent on several key officer/employees with specialized scientific and technical skills. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to, motivate and retain these qualified personnel in our specialty drug and light device areas. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our business, financial condition and results of operations could suffer.

                          RISKS RELATED TO OUR INDUSTRY

PRODUCT LIABILITY AND OTHER CLAIMS AGAINST US MAY REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN DAMAGES.

         IF WE BECOME SUBJECT TO A PRODUCT LIABILITY CLAIM WE MAY NOT HAVE ADEQUATE INSURANCE COVERAGE AND THE CLAIM COULD ADVERSELY AFFECT OUR BUSINESS.

         The development, manufacture and sale of medical products exposes us to the risk of significant damages from product liability claims. Although we currently maintain product liability insurance for coverage of our products in amounts we believe to be commercially reasonable we cannot be certain that the coverage amounts are adequate or that continued coverage will be available at acceptable costs. If the cost is too high, we will have to self-insure. While we have not experienced any product liability claims, a successful claim in excess of our insurance coverage could have a materially adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS AND WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS AND REGULATIONS.

         We use various hazardous materials, such as mercury in fluorescent tubes in our research and development activities. Even though we do not currently manufacture any products, we are subject to federal, state and local laws and regulations which govern the use, manufacture, storage, handling and disposal of hazardous materials and specific waste products. We believe that we are in compliance in all material respects with applicable environmental laws and regulations and we do not expect to make material capital expenditures for environmental control facilities in the near-term. However, we cannot guaranty that we will not incur significant costs to comply with environmental laws and regulations in the future. We also cannot guaranty that current or future environmental laws or regulations will not materially adversely effect our operations, business or assets. In addition, although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and this liability could exceed our resources.

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

         Photocure has completed clinical trials and has filed an application for European marketing approval of its ALA precursor (ALA methylester) compound with PDT for the treatment of AKs. We are also aware that medac is developing ALA PDT for bladder cancer detection and for flourescent-guided resection of brain cancer in Germany.

                           RISKS RELATED TO OUR STOCK

IF OUTSTANDING OPTIONS AND WARRANTS ARE CONVERTED, THE VALUE OF THOSE SHARES OF COMMON STOCK OUTSTANDING JUST PRIOR TO THE CONVERSION WILL BE DILUTED.

         As of February 28, 2001 there were outstanding options and warrants to purchase 2,599,649 shares of common stock, with exercise prices ranging from U.S. $3.25 to $31.00 per share, respectively, and ranging from CDN $4.69 to CDN $10.875 per share, respectively. In addition, there are approximately 449 outstanding placement agent warrants from a private placement completed in 1999. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR BIOTECHNOLOGY STOCK COULD RESULT IN THE SUDDEN CHANGE IN THE MARKET VALUE OF OUR STOCK.

         From time to time and in particular during the last year, the price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2000 to January 31, 2001, our stock price has ranged from a high of $36.00 to a low of $12.375. Factors that contributed to the volatility of our stock during the last 12 months included:

         - timing of BLU-U(TM) receipt of marketing approval from the FDA;

         - timing and potential success of the launch of our first products;

         - timing and potential success in achieving satisfactory third-party payor reimbursement for our first therapy; and

         -        general market conditions.

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

ITEM  2. PROPERTIES

         In May 1999 we entered into a five (5) year lease for 16,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. On February 1, 2001, we entered into a five (5) year lease for an additional 24,000 square feet of space at our Wilmington facility. Annual rent on a triple net basis will total $314,000.00 per year beginning as of February 1, 2001 and will increase each year during the term up to approximately $351,000. Our wholly owned subsidiary, DUSA Pharmaceuticals New York, Inc., relocated from Tarrytown, New York, to larger facilities, approximately 4,000 sq. ft., in Valhalla, New York in October 1997 under the terms of a five (5) year lease at an annual rental in 2000 of approximately $123,000. In 1999, we also entered into a three (3) year lease for approximately 1,300 sq. ft. of office space in Toronto in the same building DUSA previously occupied. This facility accommodates the offices of our President, shareholder services and other staff. Annual rent payments will total CDN $31,272 per year beginning August 1, 1999, plus approximately CDN $29,122 for lease operating costs this year.

ITEM  3. LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings.

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

Price range per common share by quarter, 1999:

                                                   First           Second            Third           Fourth

Nasdaq
High                                              $8.563           $11.563          $16.000          $31.875
Low                                                5.531             7.250           10.375           12.938

Price range per common share by quarter, 2000:

                                                  First            Second           Third            Fourth
Nasdaq
High                                              $36.00           $30.00           $31.250          $31.00
Low                                                21.50            16.00            25.813           14.50

         On March 13, 2001, the closing price of our common stock was $13.00 per share on the Nasdaq Stock Market. On March 13, 2001, there were approximately 721 holders of record of the common stock.

         We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following information is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data for the Company presented below for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited financial statements.

CONSOLIDATED STATEMENT OF OPERATING DATA

                                                       Year ended December 31,
                                       2000             1999            1998              1997            1996
Revenues                          $ 2,120,557      $        --      $        --      $        --      $        --
Cost of product sales               1,104,664               --               --               --               --
Research and development costs      8,163,419        4,194,532        4,502,391        6,252,830        5,652,442
Other operating expenses            2,559,502        1,818,193        1,729,741        1,760,409        2,220,883
Loss from operations               (9,707,028)      (6,012,725)      (6,232,132)      (8,013,239)      (7,873,325)
Other income                        3,222,273          574,098          515,184          893,147        1,073,006
Income tax expense                     56,000           90,000             --               --               --
Net loss                           (6,540,755)      (5,528,627)      (5,716,948)      (7,120,092)      (6,800,319)
Basic and diluted net loss per    $     (0.49)    $      (0.50)    $      (0.61)    $      (0.76)    $      (0.75)
   common share
Weighted average number of         13,285,472       11,061,016        9,365,950        9,358,038        9,087,823
   shares outstanding


CONSOLIDATED BALANCE SHEET DATA

                                                                    As of December 31,
                                     2000            1999           1998          1997            1996
Total Assets                      $82,442,388    $28,156,845    $ 7,140,675    $13,081,248    $20,129,257
Cash and investment securities     74,496,577     26,897,580      6,722,132     12,767,142     19,719,496
Deferred revenue                   24,805,041      9,791,667           --             --             --
Shareholders' equity               55,309,796     17,059,928      6,416,146     12,019,351     19,101,790

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

OVERVIEW

         We are a pharmaceutical company focused on research and development of our drug, Levulan(R), combined with exposure to light, to treat and detect various medical conditions. From our inception in 1991 until September 2000 we were classified as a development stage enterprise. However, in late September 2000, we launched our first commercial products, Levulan(R) Kerastick(R) 20% Topical Solution and the BLU-U(TM) brand light device, in cooperation with Berlex Laboratories, Inc. (Berlex), the United States affiliate of Schering AG. From the product launch through the end of the year, DUSA entered into over 100 contracts for BLU-U(TM) brand light units. We primarily lease the BLU-U(TM) to physicians, medical institutions and academic centers throughout the country. Now that our products have been launched, we are no longer classified as a development stage enterprise and, accordingly, the development stage disclosures have been eliminated from the accompanying financial statements.

         We have primarily devoted our resources to funding research and development in order to advance the Levulan(R) PDT/PD technology platform, and as a result, we have experienced significant operating losses. As of December 31, 2000, we had an accumulated deficit of $42,487,349. Our transition from a development-stage company to a profitable operating company is dependent upon, among other things, the market penetration by Berlex of our products and our ability to meet the supply needs of the growing customer base.

         While Schering AG has significant expertise in dermatology markets outside the United States, and Berlex has significant expertise in non-dermatology markets in the United States, our products represent Berlex's first dermatology marketing effort in the United States. At the current time, Berlex has hired and trained 43 sales representatives and area managers who are dedicated to the Levulan(R) PDT system. We are excited about the early positive response from physicians and patients who have used our therapy, but we do not expect full market penetration until after third-party reimbursement costs for our products are established during the coming months by insurance companies and state and federal healthcare agencies.

         Currently, we are meeting Berlex's supply requirements; however, any significant delays in delivery of sufficient product supplies from our sole source third-party suppliers of Levulan(R), the Kerastick(R) and/or the BLU-U(TM), once reimbursement policies are determined, would have a significant adverse impact on our financial results. We are increasing our inventory of raw materials and products to help us manage the marketplace as it develops, and in February 2001 we leased additional space in our Wilmington, Massachusetts facilities to provide immediate warehouse, office space, and production areas should we need to develop our own manufacturing capabilities. We are also investigating other suppliers for components of our products so that we could react more quickly if our supply was interrupted for any reason.

         DUSA's research and development efforts are continuing to expand, both in dermatology (in partnership with Schering AG), and in our internal indication development programs. During 2000, we doubled our staff to a total of 41 full-time employees by year end, in order to support all activities relating to production, maintenance, customer support for our initial and future products, as well as the research and development programs for dermatology and internal indications. We expect that we will continue to significantly increase our staff during 2001. While our financial position is strong following a private placement early in 2000 and receipt of $15,000,000 of payments from Schering AG in December 2000, DUSA cannot precisely predict when royalties and supply fees that we are entitled to under our Schering AG agreement, along with interest and/or other income, may offset the cost of these efforts.

         In June 2000, we amended our Supply Agreement with Sochinaz SA, the supplier of our bulk drug product, to include an option to allow us to extend the term of the agreement for an additional three (3) years until December 3, 2007. As consideration for the amendment, we agreed to reimburse Sochinaz for a portion of its costs to bring its manufacturing facilities into compliance with the FDA cGMPs. We paid $250,000 in cash and issued 26,666.66 shares of our common stock having a fair market value of $750,000. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA. The total $1,000,000 has been reported as deferred charges and is being amortized over the original term of the Supply Agreement which would have expired on December 3, 2004.

         Also during the year, we terminated our shareholders rights plan and redeemed all of the rights that were outstanding at a cost of approximately $14,000.

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

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2000, 1999 and 1998

         Revenues - Revenue recognized by DUSA in 2000 was $2,120,557, reflecting its first sales of the Kerastick(R) based on its product launch in September 2000. This amount includes research and development revenue of $722,570 reflecting revenue earned payments from Schering AG to support our dermatology co-development program and $495,833 representing the amortization of milestone and unrestricted grant payments also from Schering AG. The total amount of up front payments has been recorded as deferred revenue upon receipt and is recognized as income on a straight-line basis over the term of the Company's alliance agreement with Schering AG. No revenue was recognized in 1999 and 1998 as DUSA was a development stage corporation.

         Product sales during 2000 were $902,154, primarily reflecting the sales of the Kerastick(R). The royalties are earned and recognized by DUSA when the Kerastick(R) is sold by Berlex to its distributor, and are due and payable to DUSA during the quarter following the quarter in which the sales are made. DUSA recognizes supply fee revenue related to these sales when DUSA's supplier ships the Kerastick(R) to Berlex. We primarily lease the BLU-U(TM) to our customers and have engaged a medical device leasing company to complete the leasing transactions, including coordinating payment plans with the physicians. We sell the BLU-U(TM)'s to the leasing company, which pays us for the units within thirty (30) days after installation in the physician's offices. However, because physicians have the right to cancel their leases after one year, these revenues are reported as deferred revenues until the right to cancel the lease has expired. In the event a customer does cancel a lease, we have agreed to repurchase the units at an agreed upon price. Under this arrangement, we will recognize revenue from the distribution of BLU-U(TM)s beginning in late 2001.

         Under our agreement with Schering AG, two-thirds of the agreed upon dermatology research and development expenses, up to $3,000,000 per year, are reimbursable to DUSA by Schering AG, for 2000 and 2001. Based on the agreed upon development plan and the timing of the start of the clinical trials, we are entitled to reimbursement of $722,570 for the year ended December 31, 2000. In early 2001, both parties agreed upon the development program that will be subject to reimbursement for 2001. The total research and development budget for approved co-development projects so far totals $3,954,000 for 2001, which will entitle us to a reimbursement from Schering of $2,636,000. We expect that Schering AG will continue to share the dermatology research and development costs beyond this year. However, the level of reimbursement is not guaranteed under our agreement.

         Cost of Product Sales - Cost of product sales for the year ended December 31, 2000 were $1,104,664, primarily reflecting Kerastick(R) sales to Berlex in the amount of $796,219 and royalties and supply fees of approximately $68,000 reflecting minimum royalty payments due to DUSA's licensor. Also included in cost of product sales is the amortization of deferred charges of approximately $113,000 reflecting consideration paid by us to amend our Supply Agreement with Sochinaz SA, the manufacturer of the bulk drug ingredient used in Levulan(R), as well as costs incurred for shipping and installing the BLU-U(TM) in physician's offices. Inventory costs related to the BLU-U(TM) units that are leased are deferred and recorded as other current assets until the customer's right to cancel its lease after one year expires. As of December 31, 2000, deferred inventory costs were $261,923. There were no product sales and therefore no cost of product sales during 1998 or 1999.

         In order to meet the production scheduling needs of our third-party manufacturer of the BLU-U(TM), we have agreed to prepay for raw material costs in the amount of $400,000 associated with our current orders. This amount will be credited against the final purchase price, which will be due on delivery of finished units at the rate of $1,000 per unit. In addition, if we do not order a certain number of BLU-U(TM) brand units for delivery in 2002, we have agreed to pay $100,000 to our manufacturer for certain overhead costs. We do not know at this time whether we will be required to make this payment as we depend upon Berlex to market our products. Similarly, in early 2001, we tentatively agreed to compensate our third-party manufacturer of the Kerastick(R) on an interim basis for certain overhead expenses if our orders fall below certain levels on an annual basis.

         Research and Development Costs - DUSA's research and development costs for the years ended 2000, 1999 and, 1998 were $8,163,419, $4,194,532 and
$4,502,391, respectively. The

$4,000,000 increase in 2000 over 1999 levels is mainly attributed to manufacturing development expenses, reflecting increased personnel costs and pre-production activities. As stated above under "Revenue", under our agreement with Schering AG, approximately two-thirds of the agreed upon dermatology research and development expenses, up to $3,000,000 for 2001, are reimbursable to DUSA by Schering AG. The decrease in research and development costs from 1998 to 1999 reflected our efforts to delay some of our research programs while we were awaiting FDA approval of our first product and completion of a dermatology corporate alliance.

         DUSA expects that 2001 research and development costs will increase as compared to 2000 due to increased expenditures for dermatology and internal indications coupled with a full year of higher personnel costs related to manufacturing development activities. Costs and development fees associated with agreements for research projects and clinical studies commit us to make payments of $483,000, $399,000 and $112,000 for 2001, 2002 and 2003, respectively. See
Note 11d to the Notes to the Consolidated Financial Statements.

         As we implement our dermatology program with Schering AG, and expand our internal indication programs, we expect clinical research and development expenses to increase significantly. In late 2000, we initiated a Phase I/II clinical trial of Levulan(R) PDT for moderate to severe acne vulgaris of the face, and we expect to begin clinical studies on onychomycosis, initially testing drug uptake and conversion in infected nails, shortly. In addition, DUSA plans to initiate clinical trials using Levulan(R) PDT for treatment of warts during 2001.

         With respect to internal indications for Levulan(R) PDT, we intend to initiate new DUSA-sponsored clinical protocols for the treatment of Barrett's esophagus and brain cancer during 2001. DUSA is also supporting and collaborating in new investigator studies on Barrett's esophagus and restenosis inhibition. Additional indications being considered for further development include detection and treatment of cervical dysplasia and dysfunctional uterine bleeding. Based upon a survey of urologists that followed our initial bladder cancer photodetection study, we believe that this indication would require significant development efforts with respect to a more flexible light device, as well as a different drug formulation and we may seek an alliance partner to pursue this indication. We have not yet decided on further development plans for this indication.

         General and Administrative Costs. General and administration expenses for the years ended December 31, 2000, 1999, and 1998 were $2,559,502, $1,818,193, and $1,729,741, respectively. During 2000, the Company hired additional staff, including key management personnel in technical and operations functions. These costs are expected to continue to increase significantly for 2001, then more slowly as we continue to add personnel at all levels of the organization.

         Interest Income. Interest income was $3,222,273, $574,098, and
$508,256 for the periods ended December 31, 2000, 1999 and 1998, respectively, and is primarily earned on United States government securities. The $2,648,175 increase in interest income for 2000 as compared to 1999 is mainly attributed to the $15,000,000 received from Schering AG during the fourth quarter of 1999, and the net proceeds of approximately $40,700,000 received from a private placement in March 2000. Interest income is expected to increase in 2001 due to additional payments of $15,000,000 received from Schering in December 2000. However, if our product sales, which are dependent upon the market penetration by Berlex and our ability to meet the supply needs of the growing customer base do not offset our expenditures, interest income will decline as funds are spent for our research and development programs. See Note 5 to the Notes to Consolidated Financial Statements.

         Income Taxes. As of December 31, 2000, we had net operating loss carryforwards of approximately $15,753,000 and tax credit carryforwards of approximately $928,000 for federal reporting purposes. These amounts expire at various times through 2020. See Note 7 to the Notes to the Consolidated Financial Statements. In 2000, a provision for taxes of $56,000 was recorded primarily reflecting various states net worth tax. A provision for alternative minimum tax was recorded in 1999 for $90,000.

         Net Losses - The Company incurred a net loss of $6,540,755, or $0.49 per share, $5,528,627 or $.50 per share, and $5,716,948 or $.61 per share for the years ended December 31, 2000, 1999 and 1998, respectively. These losses were within management's expectations and losses are expected to be incurred until the successful market penetration of our first products.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                                        Quarterly Results For Year Ended December 31, 2000
                                                 ___________________________________________________________________
                                                     March 31,        June 30         September 30       December 31
                                                 _____________      _________        _____________      ____________

             Total revenues                         $435,157          $167,347           $139,583         $1,378,470
             Loss from operations                 (1,623,969)       (2,382,555)        (2,558,562)        (3,141,942)
             Net loss                             (1,241,225)       (1,439,928)        (1,614,087)        (2,245,515)
             Basic and diluted loss per
                 share                                 (0.10)            (0.11)             (0.12)             (0.16)

                                                        Quarterly Results For Year Ended December 31, 1999
                                                 ___________________________________________________________________
                                                     March 31         June 30         September 30       December 31
                                                 _____________      _________        _____________      ____________

             Total revenues                           $-                $-                 $-                 $-
             Loss from operations                (1,189,582)       (1,552,221)        (1,321,701)        (1,949,221)
             Net loss                            (1,029,322)       (1,429,282)        (1,192,135)        (1,877,888)
             Basic and diluted loss per
                 share                                (0.10)            (0.13)             (0.11)             (0.16)

RECENTLY ISSUED ACCOUNTING GUIDANCE

         In December 1999, the staff of the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and summarizes certain of the SEC's view in applying generally accepted accounting principles
(GAAP) to revenue recognition in financial statements. We adopted SAB 101 as of January 1, 2000 and we apply these revenue recognition policies in accordance with GAAP.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard, which must be adopted on January 1, 2001, requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a significant impact on the financial position or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         We are in a strong cash position to continue and expand our research and development activities for our Levulan(R) PDT/PD platform. Our total assets were $82,442,388 as of December 31, 2000 compared to $28,156,845 as of December 31, 1999. The increase is the direct result of the completion of the private placement of the Company's shares in the first quarter of this year and the receipt of $15,000,000 in milestone and research support payments from Schering AG. These payments from Schering AG were based upon the parties' Marketing, Development and Supply Agreement entered on November 22, 1999 and consisted of an $8,000,000 unrestricted research grant for future research and development support to be used at its discretion, and an additional milestone payment of $7,000,000 based upon the first commercial sale of our products. These are the final payments related to DUSA's initial products, the Levulan(R) Kerastick(R) 20% topical solution, and the BLU-U(TM) brand light device, for the treatment of non-hyperkeratotic actinic keratoses of the face or scalp.

         As of December 31, 2000, we had inventory of $1,331,966, representing finished goods, raw material and purchased parts and subassemblies. Also, as of the same date, we had net fixed assets of $1,699,530, as compared to $428,350 as of December 31, 1999, due primarily to the acquisition of equipment. We expect to make significant additional capital expenditures during 2001 in order to acquire equipment for a back-up second source of supply for the manufacture of the Kerastick(R), as required under our contract with Schering AG.

         As of December 31, 2000, we had accounts receivable of $914,959 representing net sales associated with product sales. In addition, based on our co-development program with Schering AG, a receivable of $722,570 has been recorded as a current asset.

         As of December 31, 2000, we had current liabilities of $2,836,758, as compared to $1,305,250 as of December 31, 1999. Since our inception, we have had no long-term debt. DUSA has a secured line of credit from Schering AG for up to $1 million to help us finance inventory purchases of our BLU-U(TM) from our supplier. This line of credit is interest-free but must be re-paid within one year of our first draw down of funds. As of the end of the year, we had not drawn down any part of this credit facility.

         We invest our cash in United States government securities, all of which are classified as available for sale. These securities have an aggregate cost of $56,876,369, and a current aggregate market value of $58,055,463 as of December 31, 2000, resulting in a net unrealized gain on securities available for sale of $1,179,094, which has been included in shareholders' equity. As of December 31, 1999, government securities had an aggregate cost of $19,951,281 and an aggregate market value of $19,868,962, resulting in a net unrealized loss of $82,319. Due to fluctuations in interest rates and depending upon the timing of our need to convert government securities into cash to meet our working capital requirements, some gains or losses could be realized. These securities currently have interest rates and yields ranging from 4.67% to 7.20% and maturity dates ranging from January 12, 2001 to August 15, 2005.

         We believe that we have sufficient capital resources to proceed with our current development program for Levulan(R) PDT/PD for the foreseeable future. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. DUSA may also use its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that enhance or expand DUSA's business.

         As of December 31, 2000, DUSA had deferred revenues of $24,805,041 compared to $9,791,667 at December 31, 1999 reflecting milestone and unrestricted grant payments of $24,295,834 (including a premium of 20% on the issuance of shares of DUSA's common stock to a Schering AG affiliate) and the deferral of $509,207 in product sales related to our customer's one-year right of return on leases of our commercial light sources. Commencing with our product launch, we began to amortize the Schering AG milestone and unrestricted grant payments during the fourth quarter of 2000, when the first products were placed in physicians' offices. The amortization period is expected to be approximately 12 years, the term of the Schering AG agreement, based upon current revenue recognition principles. See Note 10 to the Notes to the Consolidated Financial Statements.

         Our management team is currently focusing its attention on providing support to Berlex in its effort to penetrate the marketplace with our unique Levulan(R) PDT therapy for AKs, on conducting the expanded dermatology co-development program with Schering AG and on developing plans for several internal research and development indications. Full development and testing of all potential indications that are currently under development or being considered for development may require additional funding. The timing of expenditures will be dependent on various factors, including

         -        progress of our research and development programs;

         -        the results of preclinical and clinical trials;

         -        the timing of regulatory marketing approvals;

         -        competitive developments;

         -        the level of sales of our first products

         - any new additional collaborative arrangements, if any, we may enter; and

         -        the availability of other financing.

         We cannot accurately predict the magnitude of revenues from sales of our products. While the net proceeds of the January 1999 and March 2000 offerings coupled with payments received from Schering AG will enable us to maintain our current research program as planned and support the commercialization of Levulan(R) PDT for AKs for the foreseeable future, in order to maintain and expand continuing research and development programs, DUSA may need to raise additional funds through future corporate alliances, financings, or other sources, depending upon the amount of revenues we receive from our first product.

         If sufficient funds are available, we may also use our resources to acquire by license, purchase or other arrangements, businesses, technologies, or products that complement, enhance, or expand our business. We continue to actively seek relationships with pharmaceutical or other suitable organizations to market some of our potential non-dermatology products and technologies, or to provide funding for research projects.

         As of the end of 2000, we had 41 full-time employees. We have employment agreements with several of our key executive officers. We have purchased and are the named beneficiary of a key man life insurance, having a face value of CDN $2.0 million on the life of our President. We expect that we will continue to hire or retain significantly more employees and consultants as commercialization of Levulan(R) PDT continues, particularly in the operations, financial and regulatory areas.

         We have not made any material capital expenditures for environmental control facilities in the near-term. If we decide, in the future, to establish a limited production line for the manufacture of the Kerastick(R), we expect that environmental laws will govern our facility, but we do not expect these laws to require material capital expenditures. There can be no assurance, however, that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or any assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations. See "Business -- Government Regulation."

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

FORWARD-LOOKING STATEMENTS SAFE HARBOR

         This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent our expectations or beliefs concerning future events, including, but not limited to statements regarding management's beliefs regarding the unique nature of Levulan(R), expectations regarding the start of clinical trials in 2001 for warts, onychomycosis and brain cancer, intention to develop new drug formulations and light devices and to evaluate and pursue licensing and acquisition opportunities, commercialization of additional Levulan(R) dermatology products with Schering AG, belief that our new products will be the AK therapy of choice, beliefs regarding the efficacy of potential hair removal, CIN and other indications and Levulan(R)'s competitive properties, expectations of exclusivity under the Hatch/Waxman Act and other patent laws, intentions to seek additional U.S. and foreign regulatory approvals, trademarks, and to market outside the United States, beliefs regarding environmental compliance, beliefs concerning patent disputes, the impact of a third-parties regulatory compliance and fulfillment of contractual obligations, the expectations regarding the future funding by Schering AG, requirements of cash resources for our future liquidity, anticipation of hiring additional personnel, dependence on reimbursement policies for significant revenues, expectations to support independent investigators, expectations for future strategic opportunities and research and development programs, expectations for continuing operating losses, increasing research and development costs, levels of interest income and our capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, reliance on third parties for the production, manufacture, sales and marketing of our products, the securities regulatory process, the maintenance of our patent portfolio and levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report..............................................................................           F-1
Consolidated Balance Sheets...............................................................................           F-2
Consolidated Statements of Operations.....................................................................           F-3
Consolidated Statements of Shareholders' Equity............................................................          F-4
Consolidated Statements of Cash Flows......................................................................          F-6
Notes to the Consolidated Financial Statements.............................................................          F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference to the sections entitled "Nominees", "Executive Officers who are not Directors", and "Compliance with Section 16(a) of the Exchange Act" of the Registrant's 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information requested be Item 11 is hereby incorporated by reference to the sections entitled "Director Compensation", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Performance Graph", "Option Grants in 2000", "Aggregate Option Exercises in 2000 and Option Values at December 31, 2000", and "Other Compensation" of Registrant's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Transactions" of the Registrant's 2001 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       List of Financial Statements and Schedules

                                                                                                          Page
                                                                                                          Number

         INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS
         INCORPORATED HEREIN BY REFERENCE:

         Independent Auditors' Report.....................................................................  F-1
         Consolidated Balance Sheets......................................................................  F-2
         Consolidated Statements of Operations............................................................  F-3
         Consolidated Statements of Shareholders' Equity..................................................  F-4
         Consolidated Statements of Cash Flows............................................................  F-6
         Notes to the Consolidated Financial Statements...................................................  F-8

         Schedules other than those referred to above are omitted because they are not required or the information is included in Notes to the Consolidated Financial Statements.

         B.       Reports on Form 8-K

                  1. Form 8-K filed on December 21, 2000, which announced the receipt of milestone payments from Schering AG based upon the parties Marketing Development and Supply Agreement.

         C.       Exhibits filed as part of this Report

         3(a) Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

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

         10(b.1) Amended and Restated Assignment Agreement between the Company and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

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

         10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933, and is incorporated herein by reference;

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

         10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, filed as
                  Exhibit 10(i) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933, and is incorporated herein by reference,

         10(j) Marketing Development and Supply Agreement between the Company and Schering AG dated November 22, 1999, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(k) Common Stock Purchase Agreement between the Company and Schering Berlin Venture Corporation dated as of November 22, 1999, filed as Exhibit 10.2 to the

                  Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(l) Light Source Agreement between the Company and Schering AG dated as of November 22, 1999, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(m) Guaranty dated as of November 22, 1999 by Schering AG in favor of the Company, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(n) Secured Line of Credit Promissory Note dated November 22, 1999 with the Company as payee and Schering AG as Holder filed as
                  Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(o) Security Agreement dated as of November 22, 1999 between the Company and Schering AG filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(p) Purchase and Supply Agreement between the Company and North Safety Products, Inc. dated as of September 13, 1999, filed as
                  Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 13, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(q) Supply Agreement between the Company and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant's Form 10K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference;

         10(q.1) First Amendment to Supply Agreement between the Company and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant's Form 10K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

         10(q.2) Second Amendment to Supply Agreement between the Company and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;

         10(r) Master Vendor Operating Agreement between the Company and International Leasing Corporation dated September 21, 2000, filed as Exhibit 10 to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed November 14, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

         23.1     Consent of Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT


Board of Directors
DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2001

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                                        ------------
                                                                                                 2000                 1999
                                                                                                 ----                 ----
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                                $ 16,441,114         $  7,028,618
   U.S. government securities                                                                 58,055,463           19,868,962
   Accrued interest receivable                                                                   990,083              266,621
   Accounts receivable                                                                           914,959                   --
   Receivable under co-development program                                                       722,570                   --
   Inventory                                                                                   1,331,966                   --
   Other current assets                                                                          562,240              132,833
                                                                                            ------------         ------------
      TOTAL CURRENT ASSETS                                                                    79,018,395           27,297,034
   Property and equipment, net                                                                 1,699,530              428,350
   Deferred charges                                                                              886,792                   --
   Deferred royalty                                                                              739,671              403,830
   Other assets                                                                                   98,000               27,631
                                                                                            ------------         ------------
                                                                                            $ 82,442,388         $ 28,156,845
                                                                                            ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                         $    100,500         $    117,109
   Accrued payroll                                                                               615,873              428,212
   Other accrued expenses                                                                      1,138,174              299,929
   Deferred revenue                                                                              509,207                   --
   Due to licensor                                                                               417,004              370,000
   Income taxes payable                                                                           56,000               90,000
                                                                                            ------------         ------------
      TOTAL CURRENT LIABILITIES                                                                2,836,758            1,305,250
   Deferred revenue                                                                           24,295,834            9,791,667
                                                                                            ------------         ------------
                                                                                              27,132,592           11,096,917
                                                                                            ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY
   Capital Stock
       Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes.
       Issued and outstanding: 13,730,890 (1999: 11,908,357) shares of common
       stock, no par.                                                                         94,757,532           51,749,987
   Additional paid-in capital                                                                  1,860,519            1,338,854
   Accumulated deficit                                                                       (42,487,349)         (35,946,594)
   Accumulated other comprehensive income                                                      1,179,094              (82,319)
                                                                                            ------------         ------------
                                                                                              55,309,796           17,059,928
                                                                                            ------------         ------------
                                                                                            $ 82,442,388         $ 28,156,845
                                                                                            ============         ============


See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                      2000                 1999                1998
                                                                      ----                 ----                ----
REVENUES
   Product sales                                                 $    902,154         $         --         $        --
   Research grant and milestone revenue                               495,833                   --                  --
   Research revenue earned under collaborative agreements             722,570                   --                  --
                                                                 ------------         ------------         -----------

TOTAL REVENUES                                                      2,120,557                   --                  --
                                                                 ------------         ------------         -----------

OPERATING COSTS
   Cost of product sales                                            1,104,664                   --                  --
   Research and development                                         8,163,419            4,194,532           4,502,391
   General and administrative                                       2,559,502            1,818,193           1,729,741
                                                                 ------------         ------------         -----------
TOTAL OPERATING COSTS                                              11,827,585            6,012,725           6,232,132
                                                                 ------------         ------------         -----------
LOSS FROM OPERATIONS                                               (9,707,028)          (6,012,725)         (6,232,132)
                                                                 ------------         ------------         -----------

OTHER INCOME
   Interest income                                                  3,222,273              574,098             508,256
   Gain on foreign currency exchange                                       --                   --               6,928
                                                                 ------------         ------------         -----------
                                                                    3,222,273              574,098             515,184
                                                                 ------------         ------------         -----------

LOSS BEFORE INCOME TAX EXPENSE                                     (6,484,755)          (5,438,627)         (5,716,948)
   Income tax expense                                                  56,000               90,000                  --
                                                                 ------------         ------------         -----------
NET LOSS                                                         $ (6,540,755)        $ (5,528,627)        $(5,716,948)
                                                                 ============         ============         ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                      $       (.49)        $       (.50)        $      (.61)
                                                                 ============         ============         ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               13,285,472           11,061,016           9,365,950
                                                                 ============         ============         ===========


See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (a)

                                                                                                         ACCUMULATED
                                                   COMMON STOCK                                          ACCUMULATED
                                            ------------------------     ADDITIONAL                            OTHER
                                             NUMBER OF                      PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                SHARES        AMOUNT        CAPITAL          DEFICIT          INCOME          TOTAL
                                                ------        ------        -------          -------          ------          -----
BALANCE, DECEMBER 31, 1997                   9,365,950   $36,746,993     $       --    $(24,701,019)        $(26,623)  $ 12,019,351
                                            ----------   -----------     ----------    ------------         --------    -----------

Comprehensive loss:
   Net loss for period                                                                   (5,716,948)                     (5,716,948)
   Net unrealized gain on U.S. government                                                                     32,157         32,157
     securities available for sale
Total comprehensive loss                                                                                               $ (5,684,791)
                                                                                                                        -----------
Stock based compensation                                                     81,586                                          81,586
                                            ----------   -----------     ----------    ------------         --------    -----------
BALANCE, DECEMBER 31, 1998                   9,365,950   $36,746,993     $   81,586    $(30,417,967)        $  5,534   $  6,416,146
                                            ----------   -----------     ----------    ------------         --------    -----------
Comprehensive loss:
   Net loss for period                                                                   (5,528,627)                     (5,528,627)
   Net unrealized loss on U.S. government                                                                    (87,853)       (87,853)
     securities available for sale
Total comprehensive loss                                                                                               $ (5,616,480)
                                                                                                                        -----------
Issuance of common stock for cash through
 a private placement (net of offering        1,500,000     5,397,139                                                      5,397,139
 costs of $2,102,861)
Issuance of common stock to placement
 agent in connection with the private          130,435       900,784                                                        900,784
 placement

Issuance of 163,043 warrants to placement
 agent in connection with the private                                       905,094                                         905,094
 placement

Issuance of additional common stock to
 placement agent in connection with the         15,000       143,445                                                        143,445
 private placement
Issuance of additional 1,630.43 warrants
 to placement agent in connection with                                        9,050                                           9,050
 the private placement
Issuance of common stock in connection         340,458     5,208,333                                                      5,208,333
 with collaborative agreement
Exercises of options                           398,922     2,565,333                                                      2,565,333
Exercises of warrants                          157,592       787,960                                                        787,960
Stock based compensation                                                    343,124                                         343,124
                                            ----------   -----------     ----------    ------------         --------    -----------
BALANCE, DECEMBER 31, 1999                  11,908,357   $51,749,987     $1,338,854    $(35,946,594)        $(82,319)   $17,059,928
                                            ----------   -----------     ----------    ------------         --------    -----------

DUSA PHARMACEUTICALS, INC.

                                                   COMMON STOCK                                         ACCUMULATED
                                                   ------------        ADDITIONAL                             OTHER
                                             NUMBER OF                    PAID-IN      ACCUMULATED    COMPREHENSIVE
                                                SHARES        AMOUNT      CAPITAL          DEFICIT           INCOME           TOTAL
                                                ------        ------      -------          -------           ------           -----
BALANCE, DECEMBER 31, 1999                  11,908,357   $51,749,987   $1,338,854    $(35,946,594)       $ (82,319)     $17,059,928
                                            ----------   -----------   ----------    ------------        ----------     -----------
Comprehensive loss:
   Net loss for period                                                                 (6,540,755)                       (6,540,755)
   Net unrealized gain on U.S.
     government securities available for
     sale                                                                                                 1,261,413       1,261,413
                                                                                                                        -----------
Total comprehensive loss                                                                                                $(5,279,342)
Issuance of common stock for cash (net       1,500,000    40,698,286                                                     40,698,286
   of offering costs of $2,051,714)
Issuance of common stock in connection          26,667       750,000                                                        750,000
   with supply agreement
Issuance of common stock to consultant           2,500        64,533                                                         64,533
Exercises of options                           248,350     1,264,646                                                      1,264,646
Exercises of warrants                           45,016       230,080                                                        230,080
Stock based compensation                                                  521,665                                           521,665
                                            ----------   -----------   ----------    ------------        ----------     -----------
BALANCE, DECEMBER 31, 2000                  13,730,890   $94,757,532   $1,860,519    $(42,487,349)       $1,179,094     $55,309,796
                                            ==========   ===========   ==========    ============        ==========     ===========

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                    2000               1999               1998
                                                                                    ----               ----               ----
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                                    $ (6,540,755)      $ (5,528,627)      $ (5,716,948)
   Adjustments to reconcile net loss to net cash used in operating activities

   Amortization of premiums and accretion of discounts on U.S. government          (318,647)          (166,500)           180,074
     securities available for sale and investment securities, net
   Depreciation and amortization expense                                            410,473            102,895             67,513
   Amortization of deferred revenue                                                (495,833)                --                 --
   Gain on foreign currency exchange                                                     --                 --             (6,928)
   Stock based compensation to non-employees                                        521,665            343,124             81,586
   Issue of shares of common stock and warrants to non-employees                     64,533            152,495                 --
   Changes in other assets and liabilities impacting cash flows from operations:
     Accounts receivable                                                           (914,959)                --                 --
     Receivable under co-development program                                       (722,570)                --                 --
     Inventory                                                                   (1,331,966)                --                 --
     Accrued interest receivable                                                   (723,463)          (247,092)            68,263
     Other current assets                                                          (429,407)           (24,840)           (23,842)
     Accounts payable                                                               (16,609)          (149,628)          (478,337)
     Income taxes payable                                                           (34,000)            90,000                 --
     Due to licensor                                                                 47,004            370,000                 --
     Accrued payroll and other accrued expenses                                   1,025,906            270,349            140,969
     Deferred revenue                                                            15,509,207          9,791,667                 --
                                                                                -----------        -----------          ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               6,050,579          5,003,843         (5,687,650)
                                                                                -----------        -----------          ---------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

   Purchases of United States government securities                             (50,506,441)       (28,481,940)       (12,297,417)
   Proceeds from maturing United States government securities                    13,900,000         14,200,000         15,375,000
   Purchases of property and equipment                                           (1,553,350)          (362,779)           (93,816)
   Deposits on equipment                                                            (70,369)            94,924           (122,555)
   Payment to restructure supplier contract                                        (250,000)                --                 --
   Payments to licensor                                                            (350,936)          (403,830)                --
                                                                                -----------        -----------          ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (38,831,096)       (14,953,625)         2,861,212
                                                                                -----------        -----------          ---------

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
                                                                                       2000               1999               1998
                                                                                       ----               ----               ----
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Issuance of common stock and underwriters' options, net of offering
      costs of $2,051,714 and $2,102,861 for 2000 and 1999, respectively         40,698,286         12,411,350                 --
     Proceeds from exercise of options and warrants                               1,494,727          3,353,293                 --
                                                                                -----------        -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        42,193,013         15,764,643                 --
                                                                                -----------        -----------        -----------
EFFECT OF EXCHANGE RATES ON CASH                                                         --                 --              6,928
                                                                                -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH                                                   9,412,496          5,814,861         (2,819,510)
CASH AT BEGINNING OF PERIOD                                                       7,028,618          1,213,757          4,033,267
                                                                                -----------        -----------        -----------
CASH AT END OF PERIOD                                                           $16,441,114        $ 7,028,618        $ 1,213,757
                                                                                ===========        ===========        ===========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Issuance of common stock and warrants as compensation to placement
     agent                                                                                         $ 1,805,878
                                                                                                   ===========
     Income tax payments                                                        $   140,724
                                                                                ===========


During 2000, in connection with the amendment of a supply agreement, the Company issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000, to Sochinaz SA (See Note 11.)


        See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



1)       NATURE OF BUSINESS

         DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") was established to develop prescription pharmaceutical products for all markets, primarily in the field of photodynamic therapy ("PDT") and photodetection ("PD"), which combines the use of a pharmaceutical product with exposure to light to induce a therapeutic or detection effect. The Company was classified as a development stage enterprise from its inception and has concentrated its initial efforts upon seeking regulatory approval in the United States for topical and/or local uses of aminolevulinic acid HCl ("Levulan(R)") PDT/PD. During 1998, the Company filed a New Drug Application (NDA) with the Food and Drug Administration (FDA) for use of the Levulan(R) Kerastick(R) 20% Topical Solution with photodynamic therapy for non-hyperkeratotic actinic keratoses (AKs) of the face or scalp. On September 26, 2000, the Company received marketing approval from the United States Food and Drug Administration (FDA) for its commercial BLU-U(TM) brand light device. Effective September 28, 2000, the Company launched its first commercial products, Levulan(R) Kerastick(R) 20% Topical Solution and the BLU-U(TM) brand light source for this indication in cooperation with Berlex Laboratories, (Berlex), the United States affiliate of Schering AG. As such, the Company is no longer classified as a development stage enterprise and, accordingly, such disclosures have been eliminated from these financial statements.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation - The Company's consolidated financial statements include the accounts of its subsidiary, DUSA Pharmaceuticals New York, Inc., which was formed on March 3, 1994 to be the research and development center for the Company. All significant intercompany balances and transactions have been eliminated.

b) Basis of Presentation and Use of Estimates - These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net loss or shareholders' equity for any period presented.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



d) Cash Equivalents - Cash equivalents include short-term highly liquid investments purchased with remaining maturities of 90 days or less.

e) U.S. Government Securities Available for Sale - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires the Company to record securities which management has classified as available for sale at fair market value and to record unrealized gains and losses on securities available for sale as a separate component of shareholders' equity until realized.

         As the Company's management expects to sell a portion of its U.S. government securities in the next fiscal year in order to meet its working capital requirements, it has classified them as current assets. The premiums paid and discounts allowed on the purchase of the securities are amortized into interest income over the life of the securities using the level-yield method.

f) Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory identified for research and development activities is expensed in the period in which that inventory is designed for such use.

         Inventory related to commercial light sources, if the unit is leased through a third-party, is reflected in other current assets until such time as satisfaction of all conditions and terms of the sale of the light source have been met, and when the customer's right of return expires, normally after one year. Such inventory reflected in other current assets at December 31, 2000 was $261,923.

g) Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated lives of the related assets. Leasehold improvements are amortized over the lesser of their useful lives or the lease terms.

h) Deferred Charges and Royalty - Deferred charges and royalty include costs paid in advance to third parties under various agreements and are being amortized on a straight-line basis over their expected terms (4 - 12 years).

i) Impairment of Long-lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less cost to sell.

j) Revenue Recognition - Revenues on product sales of the drug applicator are recognized upon shipment. Revenue on the sale of commercial light sources is deferred, if the unit is leased through a third-party, and recognized in income upon satisfaction of all conditions and terms of the sale to the Company's third-party purchaser/lessor and when the lessee/customer's right of return expires, normally after one year. Research revenue earned under collaborative agreements consists of non-refundable research and development funding from a corporate partner. Research revenue generally compensates the Company for a portion of agreed-upon research and development expenses and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements and when no future performance obligations exist. Milestone or other up-front payments have been recorded as deferred revenue upon receipt and are recognized as income on a straight-line basis over the term of the Company's agreement with Schering AG.

         Deferred revenue associated with the Company's milestone payments, unrestricted research grants, and the sale of commercial light sources is reflected as follows:

                                                                                        2000                1999
                                                                                        ----                ----
                  Milestone and unrestricted grant payments                      $24,295,834          $9,791,667
                  Sale of commercial light sources                                   509,207                  --
                                                                                 -----------          ----------
                                                                                 $24,805,041          $9,791,667
                                                                                 ===========          ==========

k) Research and Development Costs - Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as they are incurred.

l) Income Taxes - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which these differences are expected to reverse (Note 7).

m) Basic and Diluted Net Loss Per Share - The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during the period, as the effect would be antidilutive. For the years ended December 31, 2000, 1999, and 1998, stock options and warrants totaling

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         approximately 2,340,000, 2,120,000, and 1,750,000, respectively, have been excluded from the computation of net loss per share.

n) Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion No. 25 and to provide disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is generally the vesting period.

o)       Comprehensive Income - The Company has reported comprehensive income
         (loss) and its components as part of its statement of shareholders' equity. The only element of comprehensive income that is recorded by the Company relates to unrealized gains or losses on securities available for sale.

p) Segment Reporting - The Company presently operates in one segment, which is the development and commercialization of emerging technologies that use drugs in combination with light to treat and detect disease.

q) Fair Value of Financial Instruments - The carrying value of the Company's financial assets and liabilities approximate their fair values due to their short-term nature. Marketable securities are carried at fair market value.

r) Concentration of Credit Risk - The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principle. The Company is subject to credit risk through short-term investments and mitigates this risk by investing in United States government securities. To date, substantially all of the Company's revenues have been earned from a single collaborator.

s) Recently Issued Accounting Pronouncements - In December 1999, the staff of the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance related

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         to revenue recognition based on interpretations and practices followed by the SEC and summarizes certain of the SEC's view in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company's adoption of SAB 101 as of January 1, 2000 did not have any effect on the its financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard, which must be adopted on January 1, 2001, requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a significant impact on the financial position or results of operations of the Company.

3)  OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, 2000 and 1999:

                                                                                      2000                1999
                                                                                      ----                ----
                           Prepaid expenses and deposits                          $293,069            $132,833
                           Commercial light sources under lease                    261,923                  --
                           Other current assets                                      7,248                  --
                                                                                  --------            --------
                                                                                  $562,240            $132,833
                                                                                  ========            ========


4)  INVENTORY

         Inventory commenced with the product launch in September 2000 and consists of the following at December 31, 2000:

                           Finished goods                                       $1,151,537
                           Raw materials                                           175,344
                           Purchased parts and subassemblies                         5,085
                                                                                ----------
                                                                                $1,331,966
                                                                                ==========

         There was no inventory at December 31, 1999.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



5)  U.S. GOVERNMENT SECURITIES

         Securities available for sale consist of United States Treasury Bills, Notes, and other United States government agencies with yields ranging from 4.67% to 7.20% and maturity dates ranging from January 12, 2001 to August 15, 2005. As of December 31, 2000 and 1999, the fair market value and cost basis on such securities were as follows:

                                                                                      2000                1999
                                                                                      ----                ----
                           Fair market value                                   $58,055,463         $19,868,962
                           Cost basis                                           56,876,369          19,951,281

         Net unrealized gain (loss) on such securities for the year ended December 31, 2000 and 1999 was $1,261,413 and ($87,853), respectively, and has been recorded as part of shareholders' equity as a component of accumulated other comprehensive income (loss).

6)  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000 and 1999:

                                           USEFUL LIVES (YEARS)                2000                1999
                                           --------------------                ----                ----
Computer equipment                                           3           $  564,288            $282,009


Furniture, fixtures and equipment                            5              382,685             144,595


Manufacturing equipment                                      5              822,872             267,786


Leasehold improvements                           Term of lease              485,809               8,568

                                                                          2,255,654             702,958
                                                                         ----------            --------
Accumulated depreciation and amortization                                  (556,124)           (274,608)
                                                                         ----------            --------
                                                                         $1,699,530            $428,350
                                                                         ==========            ========

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



7)  INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                                      2000                   1999
                                                                                      ----                   ----
DEFERRED TAX ASSET

    Deferred revenue                                                         $  10,178,889          $   3,916,667

    Intangible assets                                                              653,318                507,515

    Research and development tax credits carryforwards                             928,131                875,813

    Minimum tax credit carryforward                                                     --                 90,000

    Operating loss carryforwards                                                 5,911,149              9,702,032

    Capital loss carryforwards                                                     165,240                162,766

    Fixed assets                                                                    59,668                 10,656
                                                                             -------------          -------------
    Net deferred tax assets                                                     17,896,395             15,265,449

    Valuation allowance                                                        (17,896,395)           (15,265,449)
                                                                             -------------          -------------

                                                                             $         --           $         --
                                                                             =============          =============

         Management cannot assess the likelihood that the future tax benefits will be realized because the Company was a development stage corporation from its inception through its product launch in September 2000 and has cumulative net losses. Accordingly, the net tax benefit does not satisfy the recognition criteria set forth in SFAS No. 109 and, therefore, a valuation allowance has been provided.

         As of December 31, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $15,753,000 and research and development tax credits of approximately $928,000 both of which, if not utilized, will expire for Federal tax purposes as follows:

                                                                 RESEARCH AND
                                     OPERATING LOSS           DEVELOPMENT TAX
                                      CARRYFORWARDS                   CREDITS
                                      -------------                   -------
                  2006                  $        --                  $  6,731
                  2007                           --                    57,111
                  2008                           --                    65,795
                  2009                           --                    83,961
                  2010                           --                    43,825
                  2011                    3,133,940                   102,481
                  2012                    6,840,914                   235,314
                  2018                    5,738,119                   144,702

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



                  2019                       40,082                    80,724
                  2020                           --                   107,487
                                        -----------                  --------
                                        $15,753,055                  $928,131
                                        ===========                  ========

         A reconciliation between the effective tax rate and the statutory federal rate follows:

                                                                                            2000                            1999
                                                                                            ----                            ----
                                                                               $              %                $              %
                                                                               -              -                -              -
                  Income tax expense (benefit) at statutory rate         (2,205,322)       (34.0)        (1,849,134)       (34.0)
                  State taxes                                              (424,614)        (6.5)          (326,318)        (6.0)
                  (Increase) decrease in tax credit carryforwards            37,682          0.5           (263,788)        (4.8)
                  Increase in valuation allowance                         2,630,946         40.6          2,461,854         45.3
                  Other                                                      17,308           .3             67,386          1.2
                                                                         ----------        -----         ----------        -----
                                                                             56,000           .9             90,000          1.7
                                                                         ==========        =====         ==========        =====

                  Income tax expense consists of:
                           Current                                           56,000           --             90,000           --
                           Deferred                                              --           --                 --           --
                                                                         ----------                      ----------
                                                                             56,000           --             90,000           --
                                                                         ==========                      ==========

8)  SHAREHOLDERS' EQUITY

         On January 15, 1999, the Company issued 1,500,000 shares of its common stock at $5.00 per share in a private placement pursuant to Regulation D of the Securities Act of 1933. In connection with the placement, 130,435 shares of common stock were issued as commission and non-accountable expense allowance to the placement agent. Additional compensation was paid to the placement agent in the form of 163,043 five-year warrants, each of which are exercisable into one share of common stock at $5.00 per share. These shares and warrants have been valued at $1,805,878 and have been recorded as stock offering costs.

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         On March 22, 2000, the Company issued 1,500,000 shares of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. The Company received gross proceeds of $42,750,000. The offering costs associated with the placement were $2,051,714. The shares were registered on a Form S-3 Registration Statement which became effective on March 22, 2000.

         In June 2000, the Company amended its Supply Agreement with Sochinaz SA, the manufacturer of the bulk drug ingredient used in Levulan(R). As partial consideration for the amendment, DUSA issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000 (Note 11).

         On September 18, 2000, the Company granted 2,500 shares of unregistered common stock, without par value, to an outside consultant for compensation of services. These shares were valued at approximately $65,000 and recorded as part of general and administration costs in the Consolidated Statements of Operations.

9)  STOCK OPTIONS AND WARRANTS

a) 1996 Omnibus Plan - On April 11, 1996, the 1996 Omnibus Plan ("Omnibus Plan") was adopted by the Board of Directors and approved by the shareholders on June 6, 1996. The Omnibus Plan supercedes the Company's previously adopted 1994 Restricted Stock Option Plan and the Incentive Stock Option Plan adopted in 1991. No further grants will be made under the superceded plans. The Omnibus Plan provides for the granting of awards to purchase up to a maximum of 15% of the Company's common stock outstanding. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights ("SAR"), restricted stock options ("RSO") or other securities determined by the Company, to directors, employees and consultants. To date, the Company has made awards of NQSOs, ISOs, and restricted stock grants under the Omnibus Plan.

         Non-qualified stock options - All the non-qualified stock options granted under the Omnibus Plan have an expiration period not exceeding ten years and are issued at a price not less than the market value of the common stock on the grant date. The Company has granted each individual who agrees to become a director 15,000 NQSO to purchase common stock of the Company. These shares vest annually over a four-year period. Thereafter, each director reelected at an Annual Meeting of Shareholders will automatically receive an additional 10,000 NQSO on June 30 of each year. The exercise price of such options is the closing stock market price on the date of the grant. All of the stock options granted

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         automatically to directors of the Company subsequent to 1999 immediately vests on the date of the grant.

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

         The following table summarizes information about all stock options outstanding at December 31, 2000:

                                                                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                                          -------------------              -------------------
                                                       NUMBER                        WEIGHTED          NUMBER         WEIGHTED
                                               OUTSTANDING AT   WEIGHTED AVERAGE      AVERAGE     EXERCISABLE          AVERAGE
                                                 DECEMBER 31,          REMAINING     EXERCISE     AT DECEMBER      EXERCISABLE
               RANGE OF EXERCISE PRICE                   2000   CONTRACTUAL LIFE        PRICE        31, 2000            PRICE
               -----------------------                   ----   ----------------        -----        --------            -----
               $3.25 to 7.75                        1,156,950        5.50  years        $6.67         888,763            $6.65
               8.38 to 16.94                          444,500        7.18  years        12.11         253,750            10.67
               26.19 to 31.00                         539,000        9.33  years        29.45          52,500            26.21
                                                    ---------                                       ---------
                                                    2,140,450        6.81  years        13.54       1,195,013             8.36
                                                    =========                                       =========

         Stock option plans activity during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                               WEIGHTED                       WEIGHTED                      WEIGHTED
                                                                AVERAGE                        AVERAGE                       AVERAGE
                                                               EXERCISE                       EXERCISE                      EXERCISE
                                                   2000           PRICE             1999         PRICE             1998        PRICE
                                                   ----           -----             ----         -----             ----        -----
Options outstanding, beginning of year        1,757,800          $ 7.58       1,375,300      $    7.27        1,283,300        $7.03

Options granted                                 641,500           28.44         465,000           8.30          202,000         8.66

Options exercised                              (188,350)           5.57         (72,500)          6.66               --           --

Options cancelled                               (70,500)          16.38         (10,000)          5.25         (110,000)        7.02
                                              ---------          ------       ---------      ---------        ---------        -----
Options outstanding, end of year              2,140,450          $13.54       1,757,800      $    7.58        1,375,300        $7.27
                                              ---------          ------       ---------      ---------        ---------        -----
Options exercisable, end of year              1,195,013          $ 8.36       1,007,800      $    7.06          937,550        $7.09
                                              =========          ======       =========      =========        =========        =====

         Also during the years ended December 31, 2000 and 1999, underwriters' purchase options of 60,000 and 326,422, respectively, were exercised.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         Options which were exercised during these years were exercised at per share prices ranging from $3.25 to $11.50 during 2000, and at per share prices ranging from $3.25 to $11.25 during 1999. No options were exercised in fiscal 1998.

         Options that were granted during 2000 have exercise prices ranging from $16.88 to $31.00 per share. Those granted during 1999 have exercise prices ranging from $6.375 to $20.50 per share. During 1998, options were granted with exercise prices ranging from $3.25 to $11.50 per share.

         On August 16, 2000, the Company issued 2,500 fully-vested options to an outside consultant for compensation of services. These options were valued at approximately $26,000 and recorded as part of general and administration costs in the Consolidated Statements of Operations.

         As discussed in Note 11a, on October 21, 1997, the Company issued 85,000 options to PARTEQ, 26,511 of which have been assigned to certain PARTEQ researchers. These options were valued at approximately $496,000, $259,000, and $82,000 in 2000, 1999, and 1998, respectively and recorded as part of research and development costs in the Consolidated Statements of Operations.

         Also as discussed in Note 11a, on June 23, 1999, the Company issued 10,000 options to PARTEQ, 3,166 of which have been assigned to certain PARTEQ researchers. These options were valued at approximately $84,000 and recorded as part of research and development costs in the Consolidated Statements of Operations.

         As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the net loss and loss per share would have been reported as follows:

                                                                             2000                  1999                  1998
                                                                             ----                  ----                  ----
        NET LOSS

             As reported                                             ($6,540,755)          ($5,528,627)          ($5,716,948)

             Proforma                                               ($12,147,732)          ($8,307,285)          ($6,963,522)

        BASIC AND DILUTED NET LOSS PER COMMON SHARE

             As reported                                                  ($0.49)               ($0.50)               ($0.61)

             Proforma                                                     ($0.91)               ($0.75)               ($0.74)

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                         2000               1999                1998
                                         ----               ----                ----
Expected life (years)                      10                 10                  10

Risk free interest rate                 5.76%              6.22%               5.57%

Expected volatility                    74.55%             80.70%              68.94%

Dividend yield                            --                 --                  --

         Using these assumptions, the weighted-average fair value per option for the years ended December 31, 2000, 1999, and 1998, was $23.07, $7.50 and $6.83, respectively. As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

b) Warrants - In consideration of efforts related to the negotiation and execution of various agreements including the License Agreement, the Company issued warrants to purchase 350,000 shares of common stock of the Company at CDN $6.79 ($4.53 at December 31, 2000) per share to the Chief Executive Officer of the Company on January 17, 1992. These warrants expire on January 28, 2002 and were all outstanding as of December 31, 2000.

         In connection with an agreement dated October 6, 1993, the Company issued its investor relations firm a warrant to purchase up to 50,000 shares of the authorized stock of the Company at $6 per share. The warrant expires on October 14, 2001. During 2000, the investor relations firm exercised 25,000 shares underlying the warrant.

         In connection with an agreement with its international investor relations advisor, in 1995 the Company agreed to issue warrants for 20,000 shares of the Company's common stock, exercisable at a price of $4.00 per share, a premium from the closing stock market price of the Company's common stock on the day immediately preceding the date of the grant. During 2000, all 20,000 warrants were exercised.

         As discussed in Note 8, in 1999 the Company issued 164,673 warrants with an exercise price of $5.00 per share. As of December 31, 2000, 449 of the warrants were outstanding and expire in 2004.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



10)  COLLABORATION AGREEMENT

         In November 1999, DUSA signed a dermatology marketing, development and supply agreement with Schering AG, a German corporation. DUSA granted to Schering AG the right to promote, market, sell and distribute the Levulan(R) Kerastick(R) 20% Topical Solution with PDT for non-hyperkeratotic AKs of the face or scalp on a worldwide basis (with the exception of Canada). Schering AG and DUSA intend to co-develop and commercialize additional ALA products for other dermatology disorders. Under the agreement, Schering AG has the exclusive right to market, promote and sell the products that are developed in the co-development program. The co-development program reflects agreed upon dermatology research and development projects with total spending, subject to the agreement of the Development Committee, of $4,500,000 annually for 2000 and 2001. In accordance with this agreement, Schering AG has agreed to fund two-thirds, up to $3,000,000, of the program. Due to timing of the start of clinical trials, the reimbursement for 2000 was approximately $723,000.

         In December 1999, under the terms of this agreement, DUSA received $15,000,000 million reflecting an $8,750,000 cash milestone payment and $6,250,000 for which a Schering AG affiliate received 340,458 shares of DUSA's common stock. In December 2000, the Company received an additional $15,000,000 from Schering AG that reflected an unrestricted research grant of $8,000,000 for future research and development support to be used at DUSA's discretion, and a milestone payment of $7,000,000 based on receiving FDA approval of the commercial model of the BLU-U(TM) and the first commercial sale of a Levulan(R) Kerastick(R). This is the final payment due from Schering AG related to DUSA's initial products for the treatment of non-hyperkeratotic actinic keratoses (AK's) of the face or scalp. The Company will continue to receive royalties and supply fees from Schering AG based upon the sales levels of the Kerastick(R). The issuance of shares to the Schering AG affiliate was made at a premium of 20%, or $1,041,667, while the milestone payments of $15,750,000 and the $8,000,000 for future research and development support have been recorded as deferred revenue and will be recognized over the term of the agreement.

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

         DUSA will be responsible for the manufacture and supply of the Levulan(R) Kerastick(R) to Schering AG for resale to the medical community. Schering AG will pay DUSA a supply

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         price for products, as well as a royalty on product sales. Schering AG has also agreed to promote the BLU-U(TM), which DUSA leases, through an independent leasing company, to dermatologists, medical facilities and other physicians. DUSA will maintain and repair the BLU-U(TM) units under lease/maintenance agreements with the end-users. Under the terms of a Guaranty, Schering AG has agreed to guarantee the lease payments by each lessee up to the cost to DUSA of the BLU-U(TM) from DUSA's third-party manufacturer. The Guaranty will expire on the second anniversary of the first delivery to an end-user of a BLU-U(TM). In addition, Schering AG has agreed to provide DUSA with an interest-free line of credit for up to $1,000,000 to finance inventory of BLU-U(TM) units. Under the terms of a Secured Line of Credit Promissory Note and Security Agreement, repayment is secured by the BLU-U(TM) units. The maturity date of the Note is twelve months following the date of the first advance under the Note. No amounts have been advanced as of December 31, 2000.

11)  COMMITMENTS AND CONTINGENCIES

a) PARTEQ Agreements - The Company licenses certain patents underlying its Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, the Company has been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell certain products, including ALA. The agreement covers certain use patent rights.

         When the Company is selling its products directly, it has agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where the Company has a sublicensee, such as Schering AG, it will pay 6% and 4% when patent rights do and do not exist, respectively, on its net selling price less the cost of goods for products sold to the sublicensee, and 6% of payments the Company receives on sales of products by the sublicensee. For the years ended December 31, 2000, 1999 and 1998, the Company incurred a liability of $68,000, $70,000, and $69,000, respectively, based on minimum royalty requirements. Going forward, annual minimum royalties to PARTEQ on sales of products must total at least CDN $100,000 ($66,667 as of December 31, 2000).

         The Company is also obligated to pay 5% of any lump sum sublicense fees paid to the Company, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts.

         In October 1997, the Company and PARTEQ revised the License Agreement and the parties signed an Amended and Restated License Agreement on March 11, 1998. PARTEQ received options on October 27, 1997 to purchase 85,000 shares of common stock of the

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         Company at an exercise price of $10.875 per share which will vest over four (4) years on the anniversary date of the granting of the option. PARTEQ has assigned 26,511 of these options to certain of its researchers. The value of the options included in the Consolidated Statements of Operations as part of research and development costs was $496,000, $259,000 and $82,000 for 2000, 1999 & 1998, respectively.

         The Company entered into an extension of the Research Agreement effective April 1, 1999 with PARTEQ. As partial consideration, the Company granted options to PARTEQ to purchase 10,000 shares of common stock of the Company at an exercise price of $9.25 per share. PARTEQ has assigned 3,166 of these options to certain of its researchers. The options have a term of 10 years and have been valued at $84,000 and recorded as part of research and development costs in the Consolidated Statements of Operations in 1999. The Company has also provided PARTEQ with additional funding support of $29,000 and $50,000 in 2000 and 1999, respectively. The cash funding has been included in the Consolidated Statements of Operations as part of research and development costs.

b) Lease Agreements - The Company has entered into lease commitments for office space rental in Valhalla, New York, in Wilmington, Massachusetts and in Toronto, Ontario including a new lease commitment for additional office space in its Wilmington headquarters. Future minimum lease payments related to these agreements for years subsequent to December 31, 2000 are as follows:

                                                                 MINIMUM LEASE
                                                                      PAYMENTS
                                                                      --------
                           2001                                     $  463,000
                           2002                                        454,000
                           2003                                        331,000
                           2004                                        258,000
                           2005                                        211,000
                           Beyond 2005                                  18,000
                                                                    ----------
                                                                    $1,735,000
                                                                    ==========

         Rent paid under these operating leases was approximately $297,000, $240,000, and $151,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

c) Light Source Supply - Effective November 5, 1998, the Company entered into a purchase and supply agreement with National Biological Corporation (NBC), under which the Company has agreed to order all of its supply of certain light sources from NBC. The agreement has a ten-year term, subject to earlier termination for breach or insolvency or for convenience. In order to meet the production scheduling needs of NBC, DUSA has agreed to prepay for raw material costs in the amount of $400,000 associated with our current order.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         This amount will be credited against the final purchase price which will be due on delivery of finished units at the rate of $1,000 per unit. In addition, we agreed that if we do not order a certain number of BLU-U(TM) brand units for delivery in 2002, we will pay $100,000 to our manufacturer to cover certain overhead costs.

d) Research Agreements - The Company has entered into a series of agreements for research projects and clinical studies. As of December 31, 2000, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $483,000, $399,000 and $112,000 for 2001, 2002 and 2003, respectively.

e) North Safety Products Inc. - In September 1999, DUSA entered in a purchase and supply agreement with North Safety Products, Inc. (North) for the manufacture and supply of the Kerastick(R) brand applicator. The Company has agreed to purchase from North a certain portion of its total commercial requirements for supply of the Kerastick(R) for sale in the United States and Canada. Prices for the product are based on the quantities of Kerastick(R) ordered, which are subject to change depending on various product costs and competitive market conditions. The agreement has a five-year term, which may be extended for additional one-year periods. North has the right to terminate the agreement earlier if certain minimum levels of product orders are not reached. Similarly, DUSA can terminate the agreement early for stated breaches of the agreement. The Company has committed to reimburse North for the construction of certain facilities at North's manufacturing facilities in the amount of $311,000. In early 2001, we tentatively agreed to compensate North on an interim basis for certain overhead expenses associated with the manufacture of the Kerastick(R) if our orders fall below certain levels on an annual basis.

f) Supply Agreement Modification - In June 2000, the Company amended its Supply Agreement with Sochinaz SA, the manufacturer of the bulk active drug ingredient used in Levulan(R). The amendment grants an option to DUSA to extend the term of the Supply Agreement for an additional three years to December 3, 2007. As consideration for the amendment, DUSA agreed to reimburse Sochinaz SA for a portion of its costs to bring its manufacturing facilities in Switzerland into compliance with the FDA's cGMPs. DUSA paid $250,000 in cash and issued 26,666.66 unregistered shares of DUSA's Common Stock, at a fair market value of $750,000. The $1,000,000 has been reported as deferred charges and is recognized in cost of goods sold on a straight-line basis over the original term of the contract.


12)      OTHER AGREEMENT

         Third-party Leasing Company - In September 2000, the Company engaged a medical device leasing company to complete the leasing transactions, including coordinating payment plans

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999, AND 1998



         with the physicians, for its BLU-U(TM) brand light device. The Company will sell the BLU-U(TM)'s to the leasing company, and will be paid for the units by the leasing company shortly after installation in the physician's offices. However, as physicians have the right to cancel their leases after one year, such revenues will be deferred until their right to cancel has expired. In the event a physician does cancel a lease, the Company has agreed to repurchase the units at an agreed upon price.

13)      RELATED PARTY TRANSACTIONS

         The Company's Vice President of Business Development and Vice President of Technology are principal shareholders of Lumenetics, Inc., the Company's former light device consultants. During 2000 and 1999, the Company paid $2,000 and $46,000, respectively, for certain equipment leased under operating leases from Lumenetics and also reimbursed Lumenetics for office space and related expenses totaling approximately $146,000. On February 26, 2001, the Company purchased such leased equipment for $52,000.

         The Company also paid legal fees and expenses of $382,000 in 2000, $395,000 in 1999, and $183,550 in 1998 to Lane and Mantell, a
         professional corporation in which the Company's secretary was a principal.

EXHIBIT INDEX

3(a) Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference

3(b) By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, and are incorporated herein by reference

4(a) Common Stock specimen, filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, and are incorporated herein by reference

4(b) Class B Warrant, filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(a) License Agreement between the Company, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(b) ALA Assignment Agreement between the Company, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(b.1) Amended and Restated Assignment between the Company and Draxis Health Inc., dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference

10(c) Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(d) Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is incorporated hereby by reference

10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933, and is incorporated herein by reference

10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference

10(g)    1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's
         Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference

10(h)    1996 Omnibus Plan, as amended, filed as Exhibit 1 to Registrant's
         Schedule 14A definitive Proxy Statement dated April 27, 1998, and is incorporated herein by reference

10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 of the Securities Act of 1933, and is incorporated herein by reference

10(j) Marketing Development and Supply Agreement between the Company and Schering AG dated November 22, 1999, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(k) Common Stock Purchase Agreement between the Company and Schering Berlin Venture Corporation dated as of November 22, 1999, filed as Exhibit
         10.2 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(l) Light Source Agreement between the Company and Schering AG dated as of November 22, 1999, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(m) Guaranty dated as of November 22, 1999 by Schering AG in favor of the Company, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(n) Secured Line of Credit Promissory Note dated November 22, 1999 with the Company as payee and Schering AG as Holder filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(o) Security Agreement dated as of November 22, 1999 between the Company and Schering AG filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated November 22, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(p) Purchase and Supply Agreement between the Company and North Safety Products, Inc. dated as of September 13, 1999, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 13, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(q) Supply Agreement between the Company and Sochinaz SA dated December dated December 24, 1993, filed as Exhibit 10(q) to Registrants Form 10K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference

10(q.1) First Amendment to Supply Agreement between the Company and Sochinaz SA dated July 7, 1994 filed as Exhibit 10(q.1) to Registrant's Form 10K for the fiscal year ended December 31, 1999, and is incorporated herein by reference

10(q.2) Second amendment to Supply Agreement between the Company and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference

10(r) Master Vendor Operating Agreement between the Company and International Leasing Corporation dated September 21, 2000, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed November 14, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and is incorporated herein by reference

23.1     Consent of Deloitte & Touche LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   DUSA Pharmaceuticals, Inc.
             ----------------------------

By (Signature and Title)  /s/ D. Geoffrey Shulman                 President
                        ---------------------------------------------------
Date:  March 16, 2001
      ---------------

/s/ D. Geoffrey Shulman                     Director, Chairman of the Board,         March 16, 2001
----------------------                      President, Chief Executive Officer,      --------------
D. Geoffrey Shulman, MD,                    (Principal Executive Officer)            Date
FRCPC

/s/ Mark  C. Carota                         Vice President, Operations               March 16, 2001
------------------                                                                   --------------
Mark C. Carota                                                                       Date

/s/ Ronald L. Carroll                       Vice President, Business                 March 16, 2001
--------------------                        Development                              --------------
Ronald L. Carroll                                                                    Date

/s/ Scott L. Lundahl                        Vice President, Technology               March 16, 2001
-------------------                                                                  --------------
Scott L. Lundahl                                                                     Date

/s/ Stuart L. Marcus                        Vice President, Scientific Affairs       March 16, 2001
-------------------                                                                  --------------
Stuart L. Marcus, MD, PhD                                                            Date

/s/ John E. Mattern                         Vice President of Finance and Chief      March 16, 2001
------------------                          Financial Officer (Principal Financial   --------------
John E. Mattern                             and Accounting Officer)                  Date

/s/ William R. McIntyre                     Vice President, Regulatory Affairs       March 16, 2001
----------------------                                                               --------------
William R. McIntyre                                                                  Date

/s/ Paul A. Sowyrda                         Vice President, Product                  March 16, 2001
------------------                          Development and Marketing                --------------
Paul A. Sowyrda                                                                      Date

/s/ John H. Abeles                          Director                                 March 16, 2001
-----------------                                                                    --------------
John H. Abeles                                                                       Date

/s/ James P. Doherty                        Director                                 March 16, 2001
-------------------                                                                  --------------
James P. Doherty, BSc                                                                Date

/s/ Jay M. Haft                             Director                                 March 16, 2001
--------------                                                                       --------------
Jay M. Haft, Esq.                                                                    Date


/s/ Richard C. Lufkin                       Director                                 March 16, 2001
--------------------                                                                 --------------
Richard C. Lufkin                                                                    Date

/s/ Nanette W. Mantell                      Secretary                                March 16, 2001
---------------------                                                                --------------
Nanette W. Mantell                                                                   Date