Form 10-Q
period 2002-06-30
DUSA PHARMACEUTICALS INC
filed 2002-08-13
CIK 879993

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended       June 30, 2002


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from____________to____________

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

                   Yes   X                      No
                       -----                      ----

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

                     13,887,612 shares as of August 12, 2002

PART 1.
Item 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           June 30,           December 31,
                                                                                             2002                 2001
                                                                                         (Unaudited)
                                                                                       -----------------     ----------------
ASSETS

Current Assets
   Cash and cash equivalents                                                              $   2,550,025        $   7,568,500
   United States government securities                                                       55,267,329           57,141,125
   Accrued interest receivable                                                                  845,425              923,459
   Accounts receivable                                                                           84,624              121,280
   Receivable under co-development program                                                      878,486              864,534
   Inventory                                                                                  2,105,990            2,333,080
   Other current assets                                                                       1,567,665            1,254,950
                                                                                       -----------------     ----------------
      Total current assets                                                                   63,299,544           70,206,928
   Property and equipment, net                                                                4,857,135            3,384,286
   Deferred charges                                                                           1,063,832            1,593,708
   Deferred royalty                                                                             649,113              679,299
                                                                                       -----------------     ----------------
TOTAL ASSETS                                                                              $  69,869,624        $  75,864,221
                                                                                       =================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                            $208,190             $314,889
   Accrued payroll                                                                              600,646              681,190
   Other accrued expenses                                                                     1,869,313            1,718,293
   Current maturities of long-term debt                                                         247,500                    -
   Deferred revenue                                                                                   -              273,358
   Due to licensor                                                                               15,199               62,792
                                                                                       -----------------     ----------------
     Total current liabilities                                                                2,940,848            3,050,522
   Long-term debt, net of current                                                             1,652,500                    -
   Deferred revenue                                                                          21,320,830           22,312,498
   Other deferred reimbursement                                                                 333,328              666,664
                                                                                       -----------------     ----------------
TOTAL LIABILITIES                                                                            26,247,506           26,029,684
                                                                                       -----------------     ----------------
Commitments and Contingencies (Note 12)

Shareholders' Equity
   Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares designated as common
      stock, no par, and 60,000,000 shares issuable in series or classes.                    95,490,561           95,440,561
      Issued and outstanding: 13,887,612 (2001: 13,865,390) shares of common stock, no par.

   Additional paid-in capital                                                                 2,015,586            2,015,586
   Accumulated deficit                                                                      (56,150,562)         (49,845,445)
   Accumulated other comprehensive income                                                     2,266,533            2,223,835
                                                                                       -----------------     ----------------
TOTAL SHAREHOLDERS' EQUITY                                                                   43,622,118           49,834,537
                                                                                       -----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $  69,869,624        $  75,864,221
                                                                                       =================     ================

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                                   (Unaudited)                       (Unaudited)
                                                           -----------------------------    ------------------------------
                                                               2002            2001             2002             2001
                                                           -------------   -------------    -------------    -------------
REVENUES
   Product sales and rental income                         $     55,658     $   196,718      $   106,185      $   410,679
   Research grant and milestone revenue                         495,834         495,834          991,668          991,668
   Research revenue earned under collaborative                  878,486         824,202        1,657,623        1,304,367
      agreements
                                                           -------------   -------------    -------------    -------------
TOTAL REVENUES                                                1,429,978       1,516,754        2,755,476        2,706,714
                                                           -------------   -------------    -------------    -------------
OPERATING COSTS
   Cost of product sales and royalties                          776,533         721,056        1,455,302        1,376,085
   Research and development                                   3,374,905       2,288,216        6,471,596        4,176,250
   General and administrative                                 1,501,008       1,002,528        2,693,016        2,004,263
                                                           -------------   -------------    -------------    -------------
TOTAL OPERATING COSTS                                         5,652,446       4,011,800       10,619,914        7,556,598
                                                           -------------   -------------    -------------    -------------
LOSS FROM OPERATIONS                                         (4,222,468)     (2,495,046)      (7,864,438)      (4,849,884)

OTHER INCOME

   Interest income                                              784,902         931,711        1,559,321        2,034,489
                                                           -------------   -------------    -------------    -------------
NET LOSS                                                   $ (3,437,566)    $(1,563,335)     $(6,305,117)     $(2,815,395)
                                                           =============   =============    =============    =============
BASIC AND DILUTED NET LOSS PER                             $       (.25)    $      (.11)     $      (.45)     $      (.20)
         COMMON SHARE
                                                           =============   =============    =============    =============
WEIGHTED AVERAGE NUMBER OF                                   13,869,297      13,767,959       13,867,354       13,757,528
         COMMON SHARES OUTSTANDING
                                                           =============   =============    =============    =============

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Six Months Ended June 30,
                                                                                           (Unaudited)
                                                                                  ------------------------------
                                                                                       2002            2001
                                                                                  --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                                                         $(6,305,117)    $(2,815,395)
   Adjustments to reconcile net loss to net cash used in operating activities
   Amortization of premiums and accretion of discounts on U.S. government
     securities available for sale, net                                                 (35,743)       (192,576)
   Depreciation and amortization expense                                                888,001         416,558
   Amortization of deferred revenue                                                    (991,668)       (991,668)
   Issue of shares of common shares to non-employees                                     50,000               -
   Changes in other assets and liabilities impacting cash flows from operations:
     Accrued interest receivable                                                         78,034         (65,788)
     Accounts receivable                                                                 36,656         692,473
     Receivable under co-development program                                            (13,952)       (101,632)
     Inventory                                                                          227,090        (464,036)
     Other current assets                                                              (312,715)       (821,009)
     Deferred charges                                                                  (100,000)              -
     Accounts payable                                                                  (106,699)         57,807
     Accrued payroll and other accrued expenses                                         (59,925)       (847,356)
     Due to licensor                                                                    (47,593)       (416,815)
     Deferred revenue                                                                  (142,957)        242,537
                                                                                  --------------  --------------
Net cash used in operating activities                                                (6,836,588)     (5,306,900)
                                                                                  --------------  --------------
INVESTING ACTIVITIES:
   Purchases of United States government securities                                  (6,131,356)    (18,232,131)
   Proceeds from maturing United States government securities                         8,083,593      12,517,758
   Purchases of property and equipment                                               (2,034,124)     (1,057,200)
   Deposits on equipment                                                                      -        (183,393)
                                                                                  --------------  --------------
Net cash used in investing activities                                                   (81,887)     (6,954,966)
                                                                                  --------------  --------------
FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                                             -         207,680
   Proceeds from long-term debt                                                       1,900,000               -
                                                                                  --------------  --------------
Net cash provided by financing activities                                             1,900,000         207,680
                                                                                  --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,018,475)    (12,054,186)
                                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      7,568,500      16,441,114
                                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 2,550,025     $ 4,386,928
                                                                                  ==============  ==============

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1)  BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet as of June 30, 2002, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of DUSA Pharmaceuticals, Inc. ("DUSA" or the "Company") believes to be necessary for fair presentation of the periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts for 2001 have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net loss or shareholders' equity for any period presented. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto.

2)  COLLABORATION AGREEMENT TERMINATION NOTICE

         On June 6, 2002, Schering AG, the Company's marketing and development partner for Levulan(R) PDT in the field of dermatology, provided DUSA with a notice of termination in accordance with the parties' Marketing Development and Supply Agreement (the "Schering Agreement") dated November 22, 1999. As a result, DUSA will be reacquiring all rights it granted to Schering AG under the Schering Agreement on or before June 6, 2003, and is in the process of evaluating certain items on its Condensed Consolidated Balance Sheet for potential impairment and the timing of recognition. These items include its manufacturing facility currently under construction, raw material and finished goods inventories, commercial light sources, and deferred charges and royalties, as well as unamortized deferred revenue related to non-refundable milestone payments previously received under the Schering Agreement. Upon finalization of the termination agreement with Schering AG, the Company will record in its Statement of Operations any unamortized deferred revenue (which amounts to $21,320,830 at June 30, 2002) offset, in part, by adjustments, if any, to the net realizable value of certain assets described above, which are currently valued at $6,950,000.

         The Company is currently preparing its own development, marketing and publication plans that it intends to implement following the actual termination date of the Schering Agreement. Although these plans are still being formulated, DUSA has decided not to create a nationwide sales force, or to seek a new dermatology marketing partner at this time. Therefore, the Company does not expect significant near-term changes in Kerastick(R) sales levels, and/or BLU-U(R) placements. However, the Company will continue to work towards a more widespread

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

adoption of its technology as doctors become more familiar with the benefits of Levulan(R) PDT, and as the Company seeks to achieve improved reimbursement levels for its current therapy.

         The Company believes that it has sufficient capital resources to proceed with its current development program for Levulan(R) PDT, and to fund operations and capital expenditures for the foreseeable future. The Company has invested its funds in liquid investments, so that it will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. DUSA is actively seeking to expand or enhance its business by using its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products. The Company also plans to continue to actively seek relationships with pharmaceutical or other suitable organizations to help develop and/or market some of our potential non-dermatology products and technologies.

3)  UNITED STATES GOVERNMENT SECURITIES AVAILABLE FOR SALE

         The Company's United States government securities available for sale consist of obligations of the United States government and its agencies, with current yields, as of June 30, 2002, ranging from 4.15% to 7.05% and maturity dates ranging from July 18, 2002 to February 15, 2007. Certain of the Company's United States government securities are pledged as collateral to secure a manufacturing construction loan (See Note 8).

         Accumulated other comprehensive income consists of net unrealized gains or losses on United States government securities available for sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

4)  INVENTORY

Inventory consisted of the following:

                                    June 30, 2002         December 31,
                                       (Unaudited)                2001
                                 -----------------     ----------------
Finished goods                         $1,577,509           $2,013,799
Raw materials                             528,481              319,281
                                 -----------------     ----------------
                                       $2,105,990           $2,333,080
                                 =================     ================


DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5)  OTHER CURRENT ASSETS

         Other current assets consisted of the following:

                                                           June 30, 2002         December 31,
                                                             (Unaudited)                 2001
                                                        -----------------     ----------------
Prepaid expenses and deposits                                 $  620,736           $  447,520
Commercial light sources under lease or rental                   939,065              764,025
Other current assets                                               7,864               43,405
                                                        -----------------     ----------------
                                                              $1,567,665           $1,254,950
                                                        =================     ================

6)  DEFERRED CHARGES AND ROYALTIES

         Deferred charges, which include costs paid in advance to third parties under various agreements, are being amortized on a straight-line basis over their initial expected terms (1-4 1/2 years) as follows:

                                                          June 30, 2002           December 31,
                                                            (Unaudited)                   2001
                                                        ----------------       ----------------
Facilities underutilization costs                            $  516,664             $  933,333
Facilities reimbursement costs                                  547,168                660,375
                                                        ----------------       ----------------
                                                             $1,063,832             $1,593,708
                                                        ================       ================

         Deferred royalties, which include payments under an agreement with PARTEQ, the Company's licensor, are being amortized over 12 1/2 years.

7)  DEFERRED REVENUE

         Deferred revenue associated with the Company's milestone payments, unrestricted research grants, and the sale of commercial light sources consisted of the following:

                                                           June 30, 2002         December 31,
                                                             (Unaudited)                 2001
                                                        -----------------     ----------------
Milestone and unrestricted grant payments                   $ 21,320,830          $22,312,498
Sale of commercial light sources                                       -              273,358
                                                        -----------------     ----------------
                                                            $21,320,830           $22,585,856
                                                        =================     ================

         At June 30, 2002, deferred revenue of $130,000 related to the sale of commercial light sources has been reclassified to other accrued expenses, as it is likely that such amounts will be refunded.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

8)  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                           June 30, 2002         December 31,
                                                             (Unaudited)                 2001
                                                        -----------------     ----------------
Manufacturing construction loan                               $1,900,000                   $-
Less: Current maturities                                        (247,500)                   -
                                                        -----------------     ----------------
                                                              $1,652,500                   $-
                                                        =================     ================

         On May 13, 2002, the Company entered into a secured term loan promissory note ("Note") with Citizens Bank of Massachusetts to fund the construction of its manufacturing facility, and on May 24, 2002 borrowed $1,900,000 of a $2,700,000 commitment. As of June 30, 2002, the remaining amount of the commitment lapsed. DUSA will pay interest only at the prime rate through July 1, 2002, and then make monthly principal plus interest payments commencing August 1, 2002 through June 30, 2009. Based on the terms of the Note, the Company had an option to select a fixed rate or a rate at the LIBOR interest rate plus 1.75%, for varying LIBOR periods. The Company selected the 360-day LIBOR rate of 2.25% resulting in a 4% interest rate for the initial year of the Note with fixed monthly principal payments of $22,500. Prior to expiration of the 360-day LIBOR-based rate for the year, DUSA can either continue to choose a LIBOR-based rate at that time, or can execute a one-time conversion to a fixed rate loan. Approximately $3,000,000 of the Company's United States government securities are pledged as collateral to secure the loan.

9)  SHAREHOLDERS' EQUITY

         On June 15, 2002, the Company granted 22,222 shares of unregistered common stock, without par value, pursuant to an agreement for services to Therapeutics, Inc., a clinical research organization. Therapeutics, Inc. personnel support the clinical development of the Company's products in the field of dermatology. These shares were valued at $50,000, and recognized in research and development expense in the Condensed Consolidated Statement of Operations.

10) BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the periods presented in the Condensed Consolidated Statements of Operations, as the effect would be antidilutive. For the periods ended June 30, 2002, and 2001, outstanding stock options and

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

warrants totaling approximately 2,751,000, and 2,671,000 shares, respectively, have been excluded from the computation of diluted net loss per share.

11) COMPREHENSIVE LOSS

         For the three and six months ended June 30, 2002 and 2001, comprehensive loss consisted of the following:

                                                     Three Months Ended                Six Months Ended
                                                    June 30, (Unaudited)             June 30, (Unaudited)
                                                ------------------------------   ------------------------------
                                                        2002             2001            2002             2001
                                                -------------    -------------   -------------    -------------

NET LOSS                                        $ (3,437,566)    $(1,563,335)    $ (6,305,117)     $(2,815,395)
   Net unrealized gains (loss) on United States      838,459        (418,497)          42,698          154,569
      securities available for sale

                                                -------------    -------------   -------------    -------------
COMPREHENSIVE LOSS                              $(2,599,107)     $(1,981,832)    $(6,262,419)      $(2,660,826)
                                                =============    =============   =============    =============

12) COMMITMENTS AND CONTINGENCIES

         KERASTICK(R) MANUFACTURING LINE - Following the amendments to the Company's agreement with North Safety Products, Inc. that leads to the expiration of the Company's current Kerastick(R) manufacturing arrangement on December 31, 2002, and the Company's commitment at that time to Schering AG through its Marketing, Development and Supply Agreement, as amended, the Company commenced the construction of a Kerastick(R) manufacturing facility at its Wilmington, Massachusetts location. Construction started in January 2002, and is expected to be completed during 2002. As of June 30, 2002, the Company has expended $2,192,000 for certain equipment, pre-construction, and construction activities, which have been classified in property and equipment in the Condensed Consolidated Balance Sheet.

         LEGAL MATTERS - In April 2002, the Company received notice that one of the patents licensed to the Company by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario is being challenged by PhotoCure ASA. PhotoCure ASA has filed a lawsuit in Australia alleging that Australian Patent No. 624985, which is one of the patents relating to the Company's 5-aminolevulinic acid technology, is invalid. As a consequence of this action, Queen's University has assigned the Australian patent to DUSA so that DUSA may participate directly in this litigation. The case is in its earliest stages so the Company is unable to predict the outcome at this time.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

13) RECENT ACCOUNTING PRONOUNCEMENT

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No.144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. When the Company adopted this statement on January 1, 2002, SFAS No. 144 did not have an effect on its financial position or results of operations. However, as a result of the notice of termination received from Schering AG, the Company is evaluating the effects of SFAS No. 144 on its financial position and results of operations and expects to complete this evaluation upon the finalization of the terms of the termination agreement with Schering AG.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 2001 and its Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements for the three and six-month periods ended June 30, 2002 and 2001. DUSA is engaged primarily in the research and development, and commercialization of a drug named 5-aminolevulinic acid, or ALA, used in combination with appropriate light devices in order to detect or treat a variety of medical conditions. The trademark for our brand of ALA is Levulan(R). When Levulan(R) is used and is followed with exposure to light to produce a therapeutic effect, the technology is called photodynamic therapy, or PDT. When Levulan(R) is used and followed with exposure to light to detect medical conditions, the technology is called photodetection, or PD. Our first products, which were launched in September 2000 in the United States, are Levulan(R) 20% topical solution using our Kerastick(R) brand applicator, and our BLU-U(R) brand light source. These products are used together to provide photodynamic therapy for the treatment of non-hyperkeratotic actinic keratoses (AKs) of the face or scalp.

         SCHERING AG TERMINATION NOTICE - On June 6, 2002, Schering AG, the Company's marketing and development partner for Levulan(R) PDT in the field of dermatology, provided DUSA(R) with a notice of termination in accordance with the parties' Marketing Development and Supply Agreement (the "Schering Agreement") dated November 22, 1999. As a result, DUSA will be reacquiring all rights it granted to Schering AG under the Schering Agreement by June 6, 2003. Although the notice provides for a one-year notice period, the parties are currently negotiating plans to arrange for a smooth and efficient transfer of responsibilities in order to accelerate the termination date. Until the effective termination of the contract, Berlex Laboratories, Schering AG's U.S. affiliate, is obligated to continue to market DUSA's Levulan(R) Kerastick(R). As a result of this notice of the termination, DUSA is in the process of evaluating certain items on its Condensed Consolidated Balance Sheet for potential impairment and timing of recognition. These items include its manufacturing facility currently under construction, raw material and finished good inventories, commercial light sources, and deferred charges and royalties, as well as unamortized deferred revenue related to previously received non-refundable milestone payments received under the Schering Agreement (See section entitled "Critical Accounting Policies"). Upon finalization of the termination agreement with Schering AG, DUSA will record in its Statement of Operations any unamortized deferred revenue (which amounts to $21,320,830 at June 30, 2002) offset, in part, by adjustments, if any, to the net realizable value of certain assets described above, which are currently valued at $6,950,000.

         The Company is currently preparing its own development, marketing and publication plans that it intends to implement following the actual termination date of the Schering Agreement. Although these plans are still being formulated, DUSA has decided not to create a nationwide sales force, or to seek a new dermatology marketing partner at this time. Therefore, the Company does not expect significant near-term changes in Kerastick(R) sales levels, and/or

BLU-U(R) placements which may decrease somewhat. However, the Company will continue to work towards a more widespread adoption of our technology as doctors become more familiar with the benefits of Levulan(R) PDT, and as the Company seeks to achieve improved reimbursement levels for its current therapy.

         We have devoted substantial resources to funding research and development in order to advance the Levulan(R) PDT/PD technology platform, and as a result, have experienced significant operating losses. As of June 30, 2002, we had an accumulated deficit of approximately $56,151,000. Achieving our goal of becoming a profitable operating company is dependent upon the market penetration of our products in the United States, acceptance of our therapy by the medical and consumer constituencies, and our ability to develop and/or acquire new products. As of June 30, 2002, 369 BLU-U(R) brand light units were in place, up from approximately 300 units at the end of 2001, and 328 units at March 31, 2002. We have historically rented or leased the BLU-U(R) to physicians, medical institutions and academic centers throughout the country. This strategy is currently under review and will be addressed as part of our post-Schering AG termination marketing strategy. Berlex has advised us that during this quarter, end-user Kerastick(R) sales totaled 2,250 units, higher than the 1,848 units sold in the first quarter of 2002, but lower than the 2,448 units sold to end-users in the fourth quarter of 2001. Due to the disappointing market acceptance since the inception of our products, the upcoming termination of our Schering Agreement, and the historical fluctuations of end-user Kerastick(R) sales and BLU-U(R) unit placements up to this point, management cannot predict the future sales trends of our products.

         Although we have been encouraged by positive responses from many physicians and patients who have used our therapy, we recognize that the therapy has not yet been widely accepted as a routine therapy for AKs. As a result of the termination agreement, DUSA will have to market and distribute its products directly at significant expense, or enter into arrangements with other third parties.

         Under our Schering Agreement, Schering AG had an obligation within certain time parameters to launch the Kerastick(R) in Brazil where regulatory approval was granted in March 2002. Regulatory approval of the BLU-U(R) in Brazil is pending. As a result of the upcoming termination of the Schering Agreement and disappointing sales progress in the United States, DUSA is evaluating its marketing plans for its products outside of the United States.

         In July 2001, we revised our agreement with our Kerastick(R) manufacturer, North Safety Products ("North"), covering the period from the execution of this amendment through December 31, 2002. In accordance with this amendment, we paid North $1,200,000 in up-front underutilization fees during 2001, and agreed to make additional payments totaling $200,000 in 2002, of which $100,000 of this amount has been paid as of June 30, 2002. DUSA has reported the total commitment of $1,400,000 in deferred charges, which is being recognized in cost of product sales on a straight-line basis over the term of the amendment. In consideration for the underutilization fees, North has agreed to maintain its Kerastick(R) manufacturing capabilities in a state of readiness through December 31, 2002, with the capability of producing at least 25,000 Kerastick(R) units per month in accordance with established procedures. The term of the agreement will end on December 31, 2002 since DUSA decided not to exercise its option to extend the term of this agreement through June 30, 2003.

         In September 2001, in accordance with an amendment to our agreement with Schering AG, Schering AG reimbursed DUSA $1,000,000 of the costs incurred to modify our manufacturing agreement with North. This amount has been reported in deferred liabilities and is being recognized as an offset to cost of product sales on a straight-line basis over the term of the agreement with North.

         We incur certain fixed costs resulting in under-absorbed overhead, which are included in cost of product sales. We expect that the development of our own facility will enable us to better manage and control the costs of production; however, our unit cost per Kerastick(R) will initially increase as compared to our unit cost under our agreement with North until, and unless, production levels increase significantly. DUSA commenced the construction of its Kerastick(R) manufacturing facility during January 2002. The cost to build and complete testing of such manufacturing capabilities, including equipment, is estimated to be approximately $2,700,000, and includes all costs of calibration, validation testing and equipment, and related FDA fees. As of June 30, 2002, the Company has expended $2,192,000 for certain equipment, pre-construction, and construction activities. The initial build-out was completed in June 2002, and the Company has commenced facility and drug stability testing, which is expected to take approximately six months. FDA inspection is expected to occur within six months following the construction and testing stages, or approximately eighteen
(18) months from the start of the construction process. This new facility will serve to replace our current Kerastick(R) manufacturer. (See section entitled "Overview-Schering Termination Notice".)

         We expect to continue to incur operating losses as we invest in our research and development programs and until product sales from current or future products increase significantly. As of June 30, 2002, our staff included 51 full-time employees as compared to 55 at the end of 2001, in support of all activities including production, maintenance, customer support, and financial operations for our products, as well as the research and development programs for dermatology and internal indications. Although staffing levels are expected to remain stable, DUSA intends to re-evaluate expenses in light of the effects of upcoming Schering AG contract termination. While our financial position is strong, DUSA cannot predict when product sales, along with interest and/or other income, may offset the cost of these efforts.

CRITICAL ACCOUNTING POLICIES

         In May 2002, the United States Securities and Exchange Commission ("SEC") issued disclosure guidance and proposed rules for "critical accounting policies" - "Disclosure in Management's Discussion and Analysis about the Application of Critical Accounting Policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. DUSA's accounting policies are disclosed in the
Note 2 of the Company's Notes to the Consolidated Financial Statements for the year ended December 31, 2001. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We consider the following policies and estimates to be critical to our financial statements.

         INVENTORY - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are continually reviewed for slow moving, obsolete and excess items. Inventory items identified as slow-moving are evaluated to determine if an adjustment is required. Additionally, our industry is characterized by regular technological developments that could result in obsolete inventory. Although we make every effort to ensure the reasonableness of our estimates, any significant unanticipated changes in demand, technological developments, or significant changes to our business model could have a significant impact on the value of our inventory and our results of operations. No significant inventory valuation adjustments have been recognized in the periods presented herein; however, inventories are being reviewed for impairment as a result of the recent notice of termination from Schering AG. (See section entitled "Overview-Schering AG Termination Notice".)

         Valuation Of Long-lived and Intangible Assets - We review long-lived and intangible assets, including but not limited to property, plant and equipment, deferred charges, and deferred royalties for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: 1) projected future operating results; 2) the use of the assets or the strategy for the overall business; and 3) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of long-lived or intangibles assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. No impairment losses have been recognized in the periods presented herein; however, long-lived and intangible assets are being reviewed for impairment as a result of the recent notice of termination from Schering AG. (See section entitled "Overview - Schering AG Termination Notice".)

         Revenue Recognition - Revenues on product sales of the drug applicator are recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is reasonableness of collection. Revenue earned under the Company's and third parties' rental and lease agreements for its light devices are recognized in income when demonstration periods are completed and payments are due and determined to be collected. Research revenue earned under collaborative agreements consists of non-refundable research and development funding from a corporate partner. Research revenue generally compensates the Company for a portion of agreed-upon research and development expenses and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements and when no future performance obligations exist. Milestone or other up-front payments have been recorded as deferred revenue upon receipt and are recognized as income on a straight-line basis over the term of the Company's agreement with our collaborator. Although we make every effort to ensure the reasonableness of our estimates, significant unanticipated changes in our estimates due to business, economic, or industry events could have a material impact on deferred revenue and our results of operations. No material changes have been made to our revenue recognition policies during the current period; however, deferred revenue is being reviewed as a result of the recent notice of termination from Schering AG. (See section entitled "Overview-Schering AG Termination Notice".)

         Stock-based Compensation - The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion No. 25, and to provide disclosures based on the fair value method in the Notes to the Consolidated Financial Statements as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees is accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is generally the vesting period. As we utilize stock and stock options as one means of compensating employees, consultants, and others, the accounting for stock-based compensation would, under certain circumstances cause a material effect to our results of operations based on our current stock option plan.

         Concentration of Credit Risk - We invest our cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. We are subject to credit risk through short-term investments and mitigate this risk by investing in United States government securities. If there is an adverse change, other than temporary decline in market value, in the credit risk of the financial institutions or in the entities that we invest in, we may be required to record impairment charges in the future. To date, substantially all of our revenues have been earned from a single collaborator. As a result of the recent notice of termination from Schering AG, we may be subject to credit risk. (See section entitled "Overview-Schering AG Termination Notice".)

RESULTS OF OPERATIONS

         REVENUES - Revenues earned for the current three and six-month periods ended June 30, 2002 decreased to $1,430,000 and $2,755,000, respectively, as compared to $1,517,000 and $2,707,000 for the same periods in 2001. Revenues during the current periods include research and development revenue based on the agreed upon development plan and the timing of the start of clinical trials with Schering AG of $878,000 and $1,658,000 as compared to $824,000 and $1,304,000 during the same periods in 2001. Amortization of up-front milestone and unrestricted grant payments from Schering AG of $496,000 and $992,000, respectively, are also included in revenues for both the current and prior three and six-month periods.

         Also included in revenues are product sales and rental income for the current three and six-month periods of $56,000 and $106,000, primarily due to royalty revenues of $43,000 and $71,000 earned by DUSA for Kerastick(R) sales by Berlex to its distributor. There have been no direct sales of the Kerastick(R) to Berlex during 2002; however, DUSA did earn $18,000 in the current quarter for relabeling certain Kerastick(R) units previously sold to Berlex. Revenues from product sales and rental income for the three and six-month periods ended June 30, 2001 were $197,000 and $411,000, including royalty revenues of $2,000 and $3,000 earned by DUSA for Kerastick(R) sales by Berlex to its distributor, and $39,000 and $50,000 in rental income and direct sales of BLU-U(R) units. There were direct sales of the Kerastick(R) to Berlex of $156,000 and $358,000 during the three and six-month periods ended June 30, 2001 as Berlex purchased Kerastick(R) units to fill its anticipated forecast. Based on the current Kerastick(R) forecast, we have met supply needs through 2002; however, as a result of the Schering AG termination notice, the slow penetration of our products in the marketplace, and the need for DUSA to develop a post-Schering
AG termination marketing strategy, we cannot predict when, or if, significant changes in direct Kerastick(R) sales will occur.

         Under a BLU-U(R) marketing program launched in September 2001, revenues and costs from BLU-U(R) rentals will be recognized over the last 30 months of the 36-month term of the rental agreement. However, as a result of the Schering AG termination notice and the slow penetration of our products in the marketplace, we are in the process of reviewing our BLU-U(R) marketing strategy as part of our own development, marketing and publication plans. Under our initial marketing program, we sold the BLU-U(R) to a medical device leasing company and engaged the leasing company to complete the leasing and/or rental transactions, including coordinating payment plans with the physicians. Physicians had the right to cancel their leases up to periods of one year. Therefore, payments received by DUSA upon sale of the BLU-U(R) to the original leasing company were reported as deferred revenues until the physician's right to cancel the lease had expired. The leasing company had been paying us for the units within 30 days after installation in the physicians' offices. DUSA, Berlex and the leasing company continue to support customers that remain on this initial program; however, the majority of such customers have converted to the 2001 program. These converted units have been repurchased from the original leasing company and the corresponding deferred revenue and cost has been reclassified in the financial statements. As we expect that the remaining customers in the original program will convert to the new program, we have reclassified deferred revenues as of June 30, 2002 of $130,000 to other accrued charges as we expect to return the payments received from the original leasing company as part of a repurchase of these assets. As of June 30, 2002, there were 369 BLU-U(R) units installed in physicians' offices of which 298 are under the new marketing program, 40 units are leased or rented by physicians under the initial program, and 31 units are in the field based on direct sales, demonstration units, or are in use at our clinical trial sites. As of June 30, 2002, a total of 92 units have been returned to DUSA since the product launch in September 2000.

         COST OF PRODUCT SALES AND ROYALTIES - Cost of product sales and royalties for the three and six-month periods ended June 30, 2002 increased to $777,000 and $1,455,000, respectively, as compared to $721,000 and $1,376,000 for the comparable periods in 2001. The current three and six-month periods included internal operations costs of $324,000 and $624,000 for resources (e.g. customer service, quality assurance, purchasing, and other product support operations) assigned to support our product, $178,000 and $292,000 incurred to ship, install, and maintain the BLU-U(R) in physicians offices, $16,000 and $32,000 in royalty and supply fees due to DUSA's licensor, $56,000 and $112,000 in amortization of deferred charges, and $11,000 incurred in both current periods to relabel existing Kerastick(R) units reflecting an increase to 36-month from 24-month expiration dating as approved by the FDA. The current three and six-month periods also included a reserve of

$100,000 and $200,000, respectively, on BLU-U(R) inventory as we assess the carrying value of such inventory based on current and projected levels of rentals or sales. Also included in the current three-and six-month periods are $92,000 and $183,000 of net underutilization costs resulting from payments made to our third-party manufacturers since our initial orders fell well below certain previously anticipated levels. As anticipated and previously reported, there were no direct product sales to Berlex in the current three and six-month periods.

         The three and six-month periods in 2001 included internal operations costs of $210,000 and $386,000 for resources assigned to support product, $68,000 and $123,000 incurred to ship, install, and maintain the BLU-U(R) in physicians offices, $56,000 and $112,000 in amortization of deferred charges, and $189,000 and $354,000 in costs associated with Kerastick(R) sales. Also included in the three-and six-month periods in 2001 are $198,000 and $401,000 of net underutilization costs for the reason stated above.

         The higher cost of product sales and royalties as compared to revenues from product sales is a result of the lower than anticipated level of Kerastick(R) sales, coupled with overhead attributable to the payment of underutilization costs to our Kerastick(R) supplier, as noted above, and the allocation of personnel to product sales operations. Management expects that such costs per unit will initially increase in our own facility but would be covered by product revenue if the level of Kerastick(R) sales significantly increases, which is dependent upon the market penetration of our products.

         Inventory costs related to the BLU-U(R) commercial light sources under rental or lease are deferred and recorded in other current assets until the BLU-U(R) is no longer returnable to DUSA by the physician, which is one year under the initial marketing program. Under the new marketing program, the BLU-U(R) is rented to physicians and returnable at any point during the rental period. The costs of BLU-U(R) inventory under the new program will be recognized over the last 30 months of the term of the rental. As of June 30, 2002 and December 31, 2001, deferred inventory costs were approximately $939,000 and $764,000, respectively. As a result of the Schering AG termination notice, we are in the process of evaluating these balances on our Consolidated Balance Sheet for potential impairment. (See section entitled "Critical Accounting Policies - Valuation of Long-lived and Intangible Assets".)

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs for the three and six-month periods ended June 30, 2002 increased to $3,375,000 and $6,472,000, respectively, as compared to $2,288,000 and $4,176,000 for the comparable periods in 2001. This increase was mainly attributable to higher third-party expenditures in support of FDA mandated Phase IV clinical studies of our existing product, demonstrating feasibility in other dermatological indications, as well as, funding our research and development efforts on various internal indications, primarily Phase I/II studies in the treatment of high-grade and low-grade dysplasia associated with Barrett's esophagus.

         DUSA intends to focus its near-term dermatology development program on using the Kerastick(R) and the BLU-U(R) for the treatment of actinic keratosis over the entire face, whereas the currently approved indication only allows application to scattered individual lesions. We believe that full development and approval of this indication, which we call broad area actinic keratoses, or BAAKs, could enhance the market penetration of the therapy. The Company also intends to complete its FDA-required Phase IV long-term AK tracking study before the end of 2003. In addition, as reported previously, the preliminary results of DUSA's Phase I/II study on resistant plantar warts were encouraging, and patient follow-up is ongoing. However, although preliminary data analysis is still not completed, the Phase I/II study on onychomycosis (nail fungus) was not successful in treating the disease in the majority of patients. The Company believes that with some adjustments to the protocol, Levulan(R) PDT could still be an effective treatment for this disease. Further Phase II development for the warts and onychomycosis indications is not being planned at this time in order to lower DUSA's total research and development spending for 2003 and beyond (as compared to the 2002 levels which includes a full-year reimbursement of up to $3,000,000 from Schering AG). This strategy should keep the Company in a strong financial situation as it works on the BAAK indication, the long-term tracking study, and increasing revenues from the current product.

           DUSA has been conducting Phase I/II studies in the treatment of high-grade and low-grade dysplasia associated with Barrett's esophagus, and preliminary analyses are currently underway. These results, when available, will be used to consider future development. However, while limited Phase I/II development may be funded, we do not expect to fund full Phase II clinical trials for this indication on our own. We are completing the development of a partnering package for the use of Levulan(R) PDT in the treatment of Barrett's esophagus dysplasia, and expect to begin soliciting potential partners during the second half of 2002. Management's goal is to complete a partnership for this indication during 2003; however there can be no assurance that we will be able to consummate any collaboration on terms acceptable to us.

         GENERAL AND ADMINISTRATIVE COSTS - General and administration costs for the three and six-month periods ended June 30, 2002 increased to $1,501,000 and $2,693,000, respectively, as compared to $1,003,000 and $2,004,000 for the comparable periods in 2001. These increases were mainly attributable to higher legal expenses incurred during the current three and six-month periods of $261,000 and $446,000 due primarily to patent defense, the Schering AG termination notice, and strategic initiatives. The Company also incurred employee separation costs of $190,000 during the current quarter. Due to the effects of the upcoming Schering AG termination and the anticipated future legal expenses associated with the on-going patent defense, we expect general and administrative costs to increase.

         INTEREST INCOME - Interest income for the three and six-month periods ended June 30, 2002 decreased to $785,000 and $1,559,000, respectively, as compared to $932,000 and $2,034,000 for the comparable periods in 2001. These decreases are mainly attributable to lower investable cash balances as we used cash in support of DUSA's operating activities, the development of our new Kerastick(R) manufacturing facility prior to receipt of our manufacturing construction loan proceeds in May 2002, and lower yields. Interest income will continue to decline as our investable cash balances are reduced to support DUSA's operating activities.

         NET LOSSES - The Company incurred a net loss of $3,438,000, or $0.25 per share, and $6,305,000, or $0.45 per share, for the three and six-month periods ended June 30, 2002, as compared to a net loss of $1,563,000, or $0.11 per share, and $2,815,000, or $0.20 per share, for the three and six-month periods ended June 30, 2001 These losses were within management's expectations, and are expected to continue through at least 2003 and into 2004 unless market penetration of our first products increases significantly.

LIQUIDITY AND CAPITAL RESOURCES

         We are in a strong cash position to continue our research and development activities for our Levulan(R) PDT/PD platform. Our total assets were $69,870,000 as of June 30, 2002, compared to $75,864,000 as of December 31,
2001. This decrease is the result of net operating activities during the quarter.

         As of June 30, 2002, we had inventory of $2,106,000, representing finished goods, and raw materials, as compared to $2,333,000 as of December 31, 2001. Also, at the end of the current quarter, net fixed assets increased to $4,857,000, as compared to $3,384,000 as of December 31, 2001, due mainly to the development of our Kerastick(R) manufacturing facility, at which we commenced construction on in January 2002 at our Wilmington, Massachusetts location. As of June 30, 2002, the Company had expended $2,192,000 for certain equipment, pre-construction, and construction activities. On May 13, 2002, we secured a seven-year term loan to finance the construction of the facility. (See Section Entitled "Contractual Obligations and Other Commercial Commitments - Manufacturing Facility Construction Loan" and Notes 8 and 12 to the Notes to the Condensed Consolidated Financial Statements.) Other than costs of approximately $500,000 to validate the facility, we do not expect to incur additional significant capital expenditures to complete this facility.

         As of June 30, 2002, we had accounts receivable of $85,000, representing net sales associated with product sales, compared to $121,000 at the end of 2001. In addition, based on our co-development program with Schering AG, a receivable of approximately $878,000 has been recorded during the current quarter for reimbursable research and development costs, as compared to $864,000 as of December 31, 2001.

         We have not made material capital expenditures for environmental control facilities, however, we know that environmental laws will govern our new manufacturing facility. We have estimated that the costs to develop this facility, including all costs of calibration, validation testing and equipment, and related FDA fees will be $2,700,000. (See section entitled "Contractual Obligations and Other Commercial Commitments - Kerastick(R) Manufacturing Line".) There can be no assurance, however, that we will not be required to incur significant additional costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

         As a result of the Schering AG termination notice and the slow penetration of our products in the marketplace, we are in the process of evaluating certain items on our Consolidated Balance Sheet for impairment. (See section entitled "Critical Accounting Policies - Valuation of Long-lived and Intangible Assets".)

         We invest our cash in United States government securities, which are classified as available for sale. As of June 30, 2002, we held securities with an aggregate cost of $53,000,000 and a current aggregate market value of $55,267,000, resulting in a net unrealized gain on securities available for sale of $2,267,000, which has been included in shareholders' equity. As of December 31, 2001, DUSA held securities with an aggregate cost of $54,917,000 and a current aggregate market value of $57,141,000 resulting in a net unrealized gain on securities available for sale of $2,224,000. Due to fluctuations in interest rates and depending upon the timing of our need to convert government securities into cash to meet our working capital requirements, some gains or losses could be realized. These securities currently have yields ranging from 4.15% to 7.05% and maturity dates ranging from July 18, 2002 to February 15, 2007.

         We believe that we have sufficient capital resources to proceed with our current development program for Levulan(R) PDT, and to fund operations and capital expenditures for the foreseeable future. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. DUSA is actively seeking to expand or enhance its business by using its resources to acquire by license, purchase or other arrangements, businesses, technologies, or products. We also plan to continue to actively seek relationships with pharmaceutical or other suitable organizations to help develop and/or market some of our potential non-dermatology products and technologies.

         While our current cash position enables us to maintain our current research program and to support the commercialization of Levulan(R) PDT for AKs, DUSA may need to raise additional funds in the future through corporate alliances, financings, or other sources, in order to expand continuing research and development programs.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         Kerastick(R) Manufacturing Line - DUSA commenced the construction of a Kerastick(R) manufacturing facility at our Wilmington, Massachusetts location in January 2002. The initial build-out was completed in June 2002, and the Company has commenced facility and drug stability testing, which is expected to take approximately six months. FDA inspection is expected to occur within approximately six months following the construction and testing stages, or approximately eighteen (18) months from the start of the construction process. The Company has estimated that the cost to build and complete testing of this facility, including equipment, is approximately $2,700,000. This cost includes estimates to build the facility and all costs of calibration, validation testing and equipment, and related FDA approval costs. As of June 30, 2002, the Company has expended $2,192,000 for certain equipment, pre-construction, and construction activities.

         Manufacturing Facility Construction Loan - On May 13, 2002, we entered into a secured term loan promissory note ("Note") from Citizens Bank of Massachusetts to fund the construction of our manufacturing facility, and on May 24, 2002 borrowed $1,900,000 of a $2,700,000 commitment. As of June 30, 2002, the remaining amount of the commitment lapsed. DUSA will pay interest only at the prime rate through July 1, 2002, and then make monthly principal plus interest payments on this instrument commencing August 1, 2002 through June 30, 2009. Based on the terms of the Note, we had an option to select a fixed rate or a rate at the LIBOR interest rate plus 1.75%, for varying LIBOR periods. We selected the 360-day LIBOR rate of 2.25% resulting in a 4% interest rate with fixed monthly principal payments of $22,500 for the initial year of the Note. At the expiration of the 360-day LIBOR-based rate for the year, we can either continue to choose a LIBOR-based rate or exercise a one time only conversion to a fixed rate loan. Certain of DUSA's United States government securities secure the loan.

         Legal Matters- In April 2002, DUSA received notice that one of the patents licensed to the Company by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario is being challenged by PhotoCure ASA. PhotoCure ASA has filed a lawsuit in Australia alleging that Australian Patent No. 624985, which is one of the patents relating to the Company's 5-aminolevulinic acid technology, is invalid. As a consequence of this action, Queen's University has assigned the Australian patent to DUSA so that DUSA may participate directly in this litigation. The case is in its earliest stages so the Company is unable to predict the outcome at this time.

RECENT ACCOUNTING PRONOUNCEMENT

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. When DUSA adopted this statement on January 1, 2002, SFAS No. 144 did not have an effect on its financial position or results of operations. As a result of the notice of termination received by Schering AG, the Company is evaluating the effects of SFAS No. 144 on its financial position and results of operations and expects to complete this evaluation upon the finalization of the terms of the termination agreement with Schering AG.

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

FORWARD-LOOKING STATEMENTS

         This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent our expectations or beliefs concerning future events, including, but not limited to statements regarding the reacquisition of rights previously granted to Schering AG, recording adjustments to unamortized deferred revenue and the value of certain assets, intention to implement new plans, anticipated expense of new marketing and distribution arrangements, expectations for product sales and for continuing operating losses, expectations for completion of our manufacturing facility, costs relating thereto, replacement of our current manufacturer, and control of costs of production, expectations for stable staff levels and intention to re-evaluate expenses, potential impact of critical accounting policies, expectation of higher Kerastick(R) costs per unit, recognition over time of BLU-U(R) inventory costs, intentions to evaluate and pursue licensing and acquisition opportunities, beliefs regarding environmental compliance, expectations regarding the clinical trials results for Phase IV long-term AK tracking study, warts, onychomycosis, and Barrett's esophagus and intention to focus the dermatology development program on BAAK, and beliefs regarding market penetration, requirements of cash resources for our future liquidity, and potential impact on conversion of government securities, expectations for future strategic opportunities including for Barrett's esophagus and research and development programs, need for additional funds, increasing general and administrative expenses and anticipated decreasing research and development expenses, decreasing levels of interest income and continuing net losses, and sufficiency of our capital resources and expectations for capital expenditures, expectations regarding inflation and market risks. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the timing of the reacquisition of rights from Schering AG, the ability to establish a new marketing capability and to obtain FDA approval of our manufacturing facility, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, reliance on third parties for the production, manufacture, sales and marketing of our products, the securities regulatory process, the maintenance of our patent portfolio and the ability to affect a change in the levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

                           PART II- OTHER INFORMATION

Items 1-3, 5.
             None.

Item 4. Submission of Matters to a Vote of Security Holders

Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 13, 2002 included the election of five (5) directors and ratification of the selection of Deloitte and Touche LLP as the independent auditors for the Corporation for 2002.

   a)   The following persons were elected to serve as directors of the
        Corporation:

                                Votes Cast        Votes Cast        Abstained            Broker
                                       For           Against                          Non-votes
                               -------------     -------------    -------------    --------------
D. Geoffrey Shulman             11,146,049           685,189                0                 0
John H. Abeles                  11,739,787            91,451                0                 0
David Bartash                   11,739,787            91,451                0                 0
Richard C. Lufkin               11,739,787            91,451                0                 0
Jay Haft                        11,739,787            91,451                0                 0

   b) Shareholders ratified the selection of Deloitte & Touche LLP as the independent auditors for the Corporation for 2002 as follows:

                                 Votes Cast        Votes Cast           Broker
                                        For           Against        Non-votes         Abstained
                               -------------    --------------    -------------    --------------
Deloitte & Touche LLP            11,753,914            71,144            6,108                72

Item 6.  Exhibits and Reports on Form 8-K.
           a)  Exhibits -
               i) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1340 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               ii) Exhibit 99.2 - Press Release dated August 13, 2002 issued by the Company regarding quarterly results for the period ended June 30, 2002.

           b)  Form 8-Ks
               i) Form 8-K dated May 24, 2002 announcing results of independent and company-sponsored clinical trials using Levulan(R) for Barrett's Esophagus Dysplasia.

               ii) Form 8-K dated June 7, 2002 announcing receipt from Schering AG, of a notice of termination of the parties' Marketing Development and Supply Agreement dated November 22, 1999.

               iii) Form 8-K dated July 2, 2002 announcing that effective Friday, June 28, 2002, its Vice President of Finance and Chief Financial Officer left DUSA's employ to pursue other interests.

                                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DUSA PHARMACEUTICALS, INC.

DATE:  AUGUST 13, 2002                 BY:   /S/ D. GEOFFREY SHULMAN
       ------------------                    --------------------------
                                       D. GEOFFREY SHULMAN, MD, FRCPC
                                       DIRECTOR, CHAIRMAN OF THE BOARD,
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                       AND CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER AND
                                       PRINCIPAL FINANCIAL OFFICER)