Form 10-Q
period 2005-06-30
DUSA PHARMACEUTICALS INC
filed 2005-08-03
CIK 879993

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________ to

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

                            Yes [X]          No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes [_]          No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     16,923,697 shares as of August 1, 2005

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            2005               2004
                                                                                        (UNAUDITED)
                                                                                       --------------      --------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                           $    1,443,523      $    2,928,143
   Marketable securities                                                                   37,217,156          46,222,969
   Accrued interest receivable                                                                505,989             641,797
   Accounts receivable, net                                                                   630,925             711,016
   Inventory, net                                                                           2,384,575           1,417,160
   Prepaids and other current assets                                                        1,141,802             830,895
                                                                                       --------------      --------------
      TOTAL CURRENT ASSETS                                                                 43,323,970          52,751,980
   Restricted cash                                                                            140,989             140,764
   Property, plant and equipment, net                                                       3,374,667           3,481,888
   Deferred charges and other assets                                                          252,388             276,256
                                                                                       --------------      --------------
TOTAL ASSETS                                                                           $   47,092,014      $   56,650,888
                                                                                       ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                    $      602,661      $      857,268
   Accrued compensation                                                                       884,722             963,607
   Other accrued expenses                                                                   1,747,043           1,901,841
   Deferred revenue                                                                           352,284             230,715
                                                                                       --------------      --------------
     TOTAL CURRENT LIABILITIES                                                              3,586,710           3,953,431
   Other liabilities                                                                          198,617             190,439
                                                                                       --------------      --------------
TOTAL LIABILITIES                                                                           3,785,327           4,143,870
                                                                                       --------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY

   Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and
      40,000 junior Series A preferred shares. Issued and outstanding:
      16,923,697 and 16,876,822 shares of common stock, no par, at June
      30, 2005 and December 31, 2004, respectively                                        124,882,626         124,698,059

   Additional paid-in capital                                                               2,035,783           2,016,339
   Accumulated deficit                                                                    (83,696,494)        (74,538,761)
   Accumulated other comprehensive income                                                      84,772             331,381
                                                                                       --------------      --------------
TOTAL SHAREHOLDERS' EQUITY                                                                 43,306,687          52,507,018
                                                                                       --------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $   47,092,014      $   56,650,888
                                                                                       ==============      ==============

 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                       (UNAUDITED)                      (UNAUDITED)
                                                               ----------------------------    ----------------------------
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
REVENUES

   Kerastick (R) Product Revenues, net                         $  1,766,029    $  1,303,833    $  4,276,118    $  2,199,098
   BLU-U (R) Product Revenues, net                                  462,087         872,195       1,320,612       1,232,615
                                                               ------------    ------------    ------------    ------------
PRODUCT REVENUES, NET                                          $  2,228,116    $  2,176,028    $  5,596,730    $  3,431,713

     KERASTICK (R) COST OF PRODUCT REVENUES AND ROYALTIES           846,285         489,241       1,825,528         919,871

     BLU-U (R) COST OF PRODUCT REVENUES                             624,243         579,470       1,648,628         974,845
                                                               ------------    ------------    ------------    ------------
COST OF PRODUCT REVENUES AND ROYALTIES                            1,470,528       1,068,711       3,474,156       1,894,716

TOTAL MARGIN                                                        757,588       1,107,317       2,122,574       1,536,997

OPERATING COSTS

   Research and development                                       1,799,149       1,577,294       3,394,866       3,265,060
   Marketing and sales                                            2,295,914       1,699,145       5,081,316       3,066,603
   General and administrative                                     1,841,239       2,402,546       3,523,718       4,577,793
                                                               ------------    ------------    ------------    ------------
TOTAL OPERATING COSTS                                             5,936,302       5,678,985      11,999,900      10,909,456
                                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                             (5,178,714)     (4,571,668)     (9,877,326)     (9,372,459)

OTHER INCOME

   Interest income, net                                             352,596         375,581         719,593         774,718
                                                               ------------    ------------    ------------    ------------
NET LOSS                                                       $ (4,826,118)   $ (4,196,087)   $ (9,157,733)   $ (8,597,741)
                                                               ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER
         COMMON SHARE                                          $      (0.29)   $      (0.25)   $      (0.54)   $      (0.55)
                                                               ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                               16,921,318      16,727,111      16,914,870      15,764,792
                                                               ============    ============    ============    ============

 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             2005                2004
                                                                                          (UNAUDITED)         (UNAUDITED)
                                                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                             $   (9,157,733)     $   (8,597,741)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of premiums and accretion of discounts on marketable                         306,274              51,986
     securities available-for-sale, net
     Realized gain on sale of marketable securities available-for-sale                          (6,371)
     Depreciation and amortization expense                                                     522,308             896,372
     Issuance of stock options to consultants                                                                      240,753
     Stock-based compensation                                                                   19,444

   Changes in other assets and liabilities impacting cash flows from operations:
     Accrued interest receivable                                                               135,808              89,659
     Accounts receivable                                                                        80,091            (536,695)
     Inventory                                                                                (967,415)           (178,449)
     Prepaids and other current assets                                                        (310,907)            (87,570)
     Accounts payable                                                                         (254,607)           (445,619)
     Accrued compensation and other accrued expenses                                          (233,683)            218,314
     Deferred revenue                                                                          121,569             194,039
     Other liabilities-non current                                                               8,178
                                                                                        --------------      --------------
CASH USED IN OPERATING ACTIVITIES                                                           (9,737,044)         (8,154,951)
                                                                                        --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of marketable securities                                                      (24,095,511)
   Proceeds from maturities and sales of  marketable  securities                            32,554,812           7,000,000
   Restricted cash                                                                                (225)               (634)
   Purchases of property, plant and equipment                                                 (391,219)           (417,465)
                                                                                        --------------      --------------
CASH PROVIDED BY INVESTING ACTIVITIES                                                        8,067,857           6,581,901
                                                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock (net of stock offering costs of $200,202)                                           28,262,298
   Proceeds from exercise of options                                                           184,567             591,076
   Payments of long-term debt                                                                                   (1,517,500)
                                                                                        --------------      --------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          184,567          27,335,874
                                                                                        --------------      --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1,484,620)         25,762,824
                                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,928,143           4,294,482
                                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    1,443,523      $   30,057,306
                                                                                        ==============      ==============

On March 2, 2004, the Company issued 135,000 shares of its common stock in a private placement at $11.00 per share as commission and non-refundable retainer to the placement agent, and an additional 20,250 shares on April 14, 2004 with respect to the exercise of the additional investment rights, for a total value of $1,707,750.

 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    BASIS OF PRESENTATION

      The Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

2)    MARKETABLE SECURITIES

      The Company's marketable securities consist of securities of the United States government and its agencies and corporate bonds, all classified as available-for-sale. As of June 30, 2005, current yields range from 2.53% to 7.60% and maturity dates range from July 15, 2005 to June 15, 2008. The estimated fair value and cost of marketable securities at June 30, 2005 and December 31, 2004 are as follows:

                                                                         JUNE 30, 2005
                                                                          (UNAUDITED)
                                             ------------------------------------------------------------------------
                                                                    GROSS              GROSS
                                               AMORTIZED          UNREALIZED         UNREALIZED
                                                 COST               GAINS              LOSSES            FAIR VALUE
                                             --------------     --------------     --------------      --------------
United States government securities          $   22,002,290     $      132,685     $      (23,288)     $   22,111,687

Corporate securities                         $   15,130,094     $        9,894     $      (34,519)     $   15,105,469

                                             --------------     --------------     --------------      --------------

   Total marketable securities
   available-for-sale                        $   37,132,384     $      142,579     $      (57,807)     $   37,217,156

                                             ==============     ==============     ==============      ==============

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                       DECEMBER 31, 2004
                                             ------------------------------------------------------------------------
                                                                    GROSS              GROSS
                                               AMORTIZED          UNREALIZED         UNREALIZED
                                                 COST               GAINS              LOSSES            FAIR VALUE
                                             --------------     --------------     --------------      --------------
United States government securities          $   27,266,271     $      389,585     $      (15,315)     $   27,640,541
Corporate securities                             18,625,317                504            (43,393)         18,582,428
                                             --------------     --------------     --------------      --------------
   Total marketable securities
   available-for-sale                        $   45,891,588     $      390,089     $      (58,708)     $   46,222,969
                                             ==============     ==============     ==============      ==============

      The change in net unrealized gains and losses on such securities for the three and six months ended June 30, 2005 were $(18,793) and $(246,609), respectively, as compared to $(568,750) and $(716,409) for the three and six months ended June 30, 2004. These amounts have been recorded in accumulated other comprehensive income, which is reported as part of shareholder's equity in the Condensed Consolidated Balance Sheets.

3)    CONCENTRATION OF CREDIT RISK

      The Company is exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and other customers. To manage credit risk, the Company performs regular credit evaluations of its customers' financial condition and provides allowances for potential credit losses, when applicable. Concentrations of credit risk in the Company's total revenues for the three and six months ended June 30, 2005 and 2004, and accounts receivable as of June 30, 2005 and December 31, 2004 are as follows:

                                         % OF REVENUE         % OF REVENUE         % OF ACCOUNTS RECEIVABLE
                                     -------------------   -------------------   ----------------------------
                                      THREE-MONTHS ENDED    SIX-MONTHS ENDED
                                          (UNAUDITED)         (UNAUDITED)                   AS OF
                                     -------------------   -------------------   ----------------------------
                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30, 2005   DECEMBER 31,
                                       2005       2004       2005       2004      (UNAUDITED)        2004
                                     --------   --------   --------   --------   -------------   ------------
Third-party distributor A               19%        25%        16%        30%           8%             27%
Third-party distributor B                -         19%         -         23%           -               -
Third-party distributor C               17%        12%        15%         8%          44%             34%

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



4)    INVENTORY

      Inventory consisted of the following:

                           JUNE 30,        DECEMBER 31,
                             2005              2004
                          (UNAUDITED)
                         -------------     -------------
Finished goods           $   1,686,690     $   1,226,071
Work in process                284,654            85,910
Raw materials                  413,231           105,179
                         -------------     -------------
                         $   2,384,575     $   1,417,160
                         =============     =============

5)    OTHER ACCRUED EXPENSES

      Other accrued expenses consisted of the following:

                                             JUNE 30,        DECEMBER 31,
                                               2005              2004
                                            (UNAUDITED)
                                           -------------     -------------
Research and development costs             $     501,475     $     778,926
Marketing and sales costs                        198,246           153,167
Product related costs                            295,443           261,444
Legal and other professional fees                363,343           374,142
Employee benefits                                290,891           229,304
Other expenses                                    97,645           104,858
                                           -------------     -------------
                                           $   1,747,043     $   1,901,841
                                           =============     =============

6)    ACCOUNTING FOR STOCK-BASED COMPENSATION

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



      In March 2005, the vesting period for 18,875 options to purchase shares of common stock was extended beyond the original terms and the vesting of 1,250 options was accelerated upon an employee's termination. As a result of this stock option modification, the Company recorded compensation expense of approximately $19,000 during the six months ending June 30, 2005. The compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. The stock compensation expense was recorded as part of general and administrative costs in the Condensed Consolidated Statement of Operations.

      As described above, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's pro forma net loss, and pro forma net loss per share for the three and six months ending June 30, 2005 and 2004 would have been as follows:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                                   (UNAUDITED)                           (UNAUDITED)
                                                       ----------------------------------      ----------------------------------
                                                            2005                2004                2005                2004
                                                       --------------      --------------      --------------      --------------
NET LOSS

   As reported                                         $   (4,826,118)     $   (4,196,087)     $   (9,157,733)     $   (8,597,741)
   Effect on net loss if fair value method had
      been used                                              (758,427)           (779,453)         (1,080,599)         (1,496,598)
                                                       --------------      --------------      --------------      --------------
   Pro forma                                           $   (5,584,545)     $   (4,975,540)     $  (10,238,332)     $  (10,094,339)
                                                       ==============      ==============      ==============      ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE

   As reported                                         $        (0.29)     $        (0.25)     $        (0.54)     $        (0.55)
   Effect on net loss per common share if fair
      value method had been used                                (0.04)              (0.05)              (0.07)              (0.09)
                                                       --------------      --------------      --------------      --------------
   Pro forma                                           $        (0.33)     $        (0.30)     $        (0.61)     $        (0.64)
                                                       ==============      ==============      ==============      ==============

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 123(R), "Share-Based Payment," ("123(R)") a revision of SFAS Statement No. 123, which will impact the accounting for employee stock options and other equity-based compensation. The standard requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The adoption of SFAS No. 123(R) will not affect the Company's cash flows, but it will affect the Company's net income (loss) and net income (loss) per share. In accordance with SFAS Statement No.123(R) and the Securities and Exchange Commission's recent ruling that defers the required effective date of adoption, the Company will recognize the expense attributable to stock awards that are granted or vest in periods subsequent

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


to December 31, 2005. As noted above, had the Company expensed its employee stock options under SFAS No. 123 for the three and six months ended June 30, 2005, net loss and net loss per share would have increased by approximately $758,000, or $0.04 per share and $1,081,000, or $0.07 per share, respectively. As stock award grants are determined throughout each year, the increase or decrease in stock compensation expense as a result of adoption of SFAS No. 123(R) cannot be predicted with certainty.

7)    BASIC AND DILUTED NET LOSS PER COMMON SHARE

      Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the periods ended June 30, 2005, and 2004, stock options, warrants and rights totaling approximately 3,490,000 and 3,083,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.

8)    COMPREHENSIVE LOSS

      For the three and six months ended June 30, 2005 and 2004, comprehensive loss consisted of the following:

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                                         (UNAUDITED)                           (UNAUDITED)
                                             ----------------------------------      ----------------------------------
                                                  2005                2004                2005                2004
                                             --------------      --------------      --------------      --------------
NET LOSS                                     $   (4,826,118)     $   (4,196,087)     $   (9,157,733)     $   (8,597,741)
   Change in net unrealized gains and
      losses on marketable securities
      available-for-sale                            (18,793)           (568,750)           (246,609)           (716,409)
                                             --------------      --------------      --------------      --------------
COMPREHENSIVE LOSS                           $   (4,844,911)     $   (4,764,837)     $   (9,404,342)     $   (9,314,150)
                                             ==============      ==============      ==============      ==============

      Accumulated other comprehensive income consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

9)    COMMITMENTS AND CONTINGENCIES

      Legal Matters - On April 12, 2002, the Company received notice that one of the patents licensed to the Company by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario was being challenged by PhotoCure ASA. PhotoCure ASA filed a lawsuit in Australia alleging that Australian Patent No. 624985, which is one of the patents relating to the Company's 5-aminolevulinic acid technology, is

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


invalid. As a consequence of this action, Queen's University assigned the Australian patent to the Company so that DUSA could participate directly in this litigation. The Company filed a response setting forth its defenses, and a related countersuit alleging that certain activities of PhotoCure and its marketing partner, Galderma S.A., infringed the patent. The final hearing in the Federal Court of Australia was held in April 2004. On April 6, 2005, the Federal Court of Australia ruled that the Australian patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product, Metvix, does not infringe the claims in the Australian patent. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, the Company does not expect this ruling to be determinative of the validity of any other patents licensed by DUSA from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. As DUSA does not have an active drug application in Australia, DUSA believes that this ruling will have no operational impact on the Company. None of the parties have appealed the decision and the date to do so has expired. The parties signed a Mediation Agreement in August 2004 to attempt to settle their disputes and those discussions are ongoing.

      In December 2004, the Company filed a lawsuit against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of U.S. patent law in the United States District Court in Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and several counterclaims against us, and we filed our response on April 5, 2005. The parties are now in the discovery stage of this litigation and we are unable to predict the outcome of this lawsuit at this time. A tentative trial date has been set by the Court for January 2007. We are seeking injunctive relief, monetary damages and costs. In January 2005, the Company filed a lawsuit against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement, and of U.S. patent law in the U.S. District Court for the District of Arizona. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,000. While we also believe that certain actions of these pharmacies go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these pharmacies or that regulatory authorities will intervene to stop their activities which we believe may be having a negative impact on our business.

      The Company has not accrued any amounts for these contingencies as of June 30, 2005 as these amounts are neither probable nor estimable.

10)   SUBSEQUENT EVENTS

      On July 29, 2005, the Company signed an amendment to its existing supply agreement with Sochinaz S.A, the bulk supplier of the active ingredient in Levulan(R). This amendment

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


extends the agreement through December 31, 2009, with an option to extend for an additional one year, and amends certain pricing and purchasing terms.

      As a consequence of slower revenue growth than previously anticipated, the Company reduced its corporate staff, across all departments, by 14 persons and consolidated two sales territories, effective July 29, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      Since the October 2003 launch of our sales force, sales and revenues of our products have increased substantially, although sales for the three months ended June 30, 2005 were disappointing as compared to the preceding quarter ended March 31, 2005 for reasons described below. Kerastick(R) unit sales to end-users were 20,172 and 48,876 for the three and six-month periods ended June 30, 2005, respectively, including 3,666 and 7,470, respectively, sold by Coherent-AMT, our Canadian marketing and distribution partner. This represents an increase from 17,910 and 29,964 Kerastick(R) units sold in the three and six-month periods ended June 30, 2004, respectively, including 1,908 sold by Coherent-AMT all sold in the second quarter of 2004.

      The net number of BLU-U(R) units placed in doctors' offices during the three months ended June 30, 2005 was 72, including 24 placed in Canada. As of June 30, 2005 there were 1,117 units in doctor's offices, consisting of 961 in the United States and 156 in Canada. There were 914 BLU-U(R) units in doctors' offices at December 31, 2004, consisting of 813 in the United States and 101 in Canada.

      We have continued our efforts to penetrate the market by implementing targeted sales efforts in key geographic locations. As of June 30, 2005, our direct sales force consisted of 31 employees, including representatives and management, compared to 22 at the end of 2004. See section entitled "Results of Operations - Marketing and Sales Costs." Despite our disappointment with sales volumes for the quarter ended June 30, 2005, we are encouraged by both the increases in sales on a year-to-date basis and the positive feedback we continue to receive from doctors across the country that believe Levulan PDT should become a routine part of standard dermatological practice. During the quarter ended June 30, 2005, 738 customers in the United States ordered Kerastick(R) units, of which approximately 70% were existing customers and 30% were new customers, as compared to approximately 1,600 customers in the United States who ordered product during all of 2004. However, due to various factors, including, but not limited to a price increase which had been announced prior to its November 2004 effective date and certain volume discount programs which had been in place for much of 2004, we believe that physicians ordered more Kerastick(R) units than their usage necessitated at that time. We also experienced a disruption of the sales force related to the addition of 11 new sales employees during the first 4 months of 2005 and the implementation of a more focused sales strategy from a more opportunistic approach to selling. In addition, efforts by compounding pharmacies may be having a negative impact on our sales. We believe that as a result of these conditions approximately 45% of our top 114 volume customers from 2004 have not yet reordered Kerastick(R) units in 2005, and, in some cases, may still be working down their supplies through the remainder of the year.

      Historically, we have primarily devoted our resources to fund research and development efforts in order to advance the Levulan(R) PDT/PD technology platform and, as a result, we have experienced significant operating losses. As of June 30, 2005, we had an accumulated deficit of approximately $83,700,000. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our therapy by the medical and consumer constituencies, and our ability to develop and/or acquire new profitable products.

      We believe that issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption in the past. Effective January 1, 2005, the CMS average national reimbursement for the use of Levulan(R) PDT for AKs was increased, reflecting the cost of additional medical supplies that were not included in the original application. However, a change in 2005 to the way the drug is reimbursed, which is now based on the average selling price (ASP) rather than the average wholesale price (AWP), caused a decrease in the amount reimbursed for the Kerastick(R). Reimbursement for the Kerastick(R) will vary from quarter to quarter, calculated as 106% of the ASP to the end-user during a prior quarter, including all discounts. As we have decreased our Kerastick(R) volume discount programs, reimbursement is expected to increase in future quarters. While we believe that 2005 reimbursement changes related to treatment of AK are positive overall for doctors using our therapy, some physicians still believe that even the new reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices. We continue to support ongoing efforts that might lead to further increases in reimbursement and intend to support efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne.

      In addition, we continue to work to educate private insurance carriers so that they will approve our therapy for coverage. Several of the major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

      We have been encouraged by the positive response from many physicians and patients who have used our therapy, but we recognize that we have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. While our financial position is strong, we cannot predict when product sales may offset the costs associated with these efforts. We are aware that physicians have been using Levulan(R) with the BLU-U(R), and with light devices manufactured by other companies, for uses other than our FDA-approved use. While we are not permitted to market our products for so-called `off-label' uses, we estimate, based on limited in-house survey data, that these activities are positively affecting the sales of our products and may represent a greater percentage of our total sales than the usage of our products for treatment of AKs.

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

      As of June 30, 2005, our staff included 84 full-time employees and 4 part-time employees as compared to 65 full-time employees and 4 part-time employees at the end of 2004. These include marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. During the six-month period ended June 30, 2005, we increased the size of our sales force to 31 from 22 at the end of 2004. As a consequence of slower revenue growth than previously anticipated, we reduced our corporate staff, across all departments, by 14 persons and consolidated two sales territories, effective July 29, 2005. As a result of these actions, we expect that we will reduce operating costs by $1.4 million on an annualized basis. We may add and/or replace employees during the balance of 2005 as business circumstances deem necessary.

      We believe that DUSA is now much better positioned to take advantage of the market opportunities for Levulan(R) PDT in dermatology and other fields. With our strengthened management team, increased sales force, and a variety of educational and marketing initiatives, we anticipate continued year-over-year increases in sales going forward, although variability in quarterly growth rates at this early stage of the adoption curve is still to be expected. Now that we have a specialty dermatology sales force, we are also actively working on in-licensing and/or developing additional dermatology products; while continuing to work on out-licensing Levulan(R) PDT for dermatology in territories outside of North America.

      During the quarter, we also received the Notice of Final Determination under the Hatch-Waxman Patent Term Extension Act, which will extend the term of our patent claims in United States Patent No. 5,079,262 with respect to actinic keratoses from July 2009 to September 2013.

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

      REVENUE RECOGNITION - Revenues on product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors who have a general right of return of product have been recorded as deferred revenue until the product is sold by our distributors to the end user. Although we make every effort to assure the reasonableness of our estimates, significant unanticipated changes in our estimates due to business, economic, or industry events could have a material impact on our results of operations.

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

      VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that we consider important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. At June 30, 2005, our total property, plant and equipment had a carrying value of $3,375,000, including $2,500,000 associated with our manufacturing facility. As of June 30, 2005, we had intangible assets totaling $174,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to National Biological Corporation to amend our agreement to develop and manufacture light sources, and to Draxis Health, Inc., our former parent, to reacquire our product rights in Canada.

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

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which will impact the accounting for employee stock options and other equity-based compensation. The standard requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The adoption of SFAS No. 123(R) will not affect our cash flow, but it will affect our net income (loss) and net income
(loss) per share. In accordance with the revised statement and the Securities and Exchange Commission's recent ruling that defers the required effective date of adoption, we will recognize the expense attributable to stock options that are granted or vest in periods subsequent to December 31, 2005. As described in
Note 6 to the Notes to the Condensed Consolidated Financial Statements, had the Company expensed its employee stock options under SFAS No. 123 for the three and six months ended June 30, 2005, net loss and net loss per share would have increased by approximately $758,000, or $0.04 per share and $1,081,000, or $0.07 per share, respectively. As stock award grants are determined throughout each year, the increase or decrease in stock compensation expense as a result of the adoption of SFAS No. 123(R) cannot be predicted with certainty.

RESULTS OF OPERATIONS

      REVENUES - Total revenues for the three and six-month periods ended June 30, 2005 were $2,228,000 and $5,597,000, respectively, as compared to $2,176,000 and $3,432,000 in the comparable periods in 2004, and were comprised of the following:

                                              THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                                   JUNE 30,                                            JUNE 30,
                                                 (UNAUDITED)                                         (UNAUDITED)
                                ----------------------------------------------      ----------------------------------------------
                                                                    INCREASE/                                          INCREASE/
                                    2005             2004          (DECREASE)           2005             2004          (DECREASE)
                                ------------     ------------     ------------      ------------     ------------     ------------
KERASTICK(R)  REVENUES

   United States                $  1,510,000     $  1,204,000     $    306,000      $  3,759,000     $  2,100,000     $  1,659,000
   Canada                            256,000          100,000          156,000           517,000          100,000          417,000
                                ------------     ------------     ------------      ------------     ------------     ------------
        Total                      1,766,000        1,304,000          462,000         4,276,000        2,200,000        2,076,000

BLU-U(R)  REVENUES

   United States                $    340,000     $    720,000     $   (380,000)     $  1,026,000     $  1,080,000     $    (54,000)
   Canada                            122,000          152,000          (30,000)          295,000          152,000          143,000
                                ------------     ------------     ------------      ------------     ------------     ------------
        Total                        462,000          872,000         (410,000)        1,321,000        1,232,000           89,000

                                ------------     ------------     ------------      ------------     ------------     ------------
          Total Revenues        $  2,228,000     $  2,176,000     $     52,000      $  5,597,000     $  3,432,000     $  2,165,000
                                ============     ============     ============      ============     ============     ============

      The increase in 2005 Kerastick(R) revenues was driven mainly by increased sales volumes. Kerastick(R) unit sales to end-users were 20,172 and 48,876 for the three and six-month periods ended June 30, 2005, respectively, including 3,666 and 7,470, respectively, sold by Coherent-AMT, our Canadian marketing and distribution partner. This represents an increase from 17,910 and 29,964 Kerastick(R) units sold in the three and six-month periods ended June 30, 2004, respectively, including 1,908 sold by Coherent-AMT all sold in the second quarter of 2004. The increase in revenues in 2005 is also attributable to our decision to increase our average unit selling price during the fourth quarter of 2004, increased levels of our direct distribution to customers by eliminating one of our distributors, and a reduction in our overall sales volume discount programs. In fact, our average net selling price for the Kerastick(R) increased to $87.48 for the first six months of 2005 from $73.39 for the first six months of 2004.

      The increase in 2005 BLU-U(R) revenue on a year-to-date basis was driven by an increase in our average selling price to $6,187 for the six-month period ended June 30, 2005 from $3,747 for the six-month period ended June 30, 2004. In the three and six-month periods ended June 30, 2005, there were 69 and 212 units sold, respectively, versus 220 units and 329 units in the comparable 2004 periods. The 2005 total consists of 159 units sold in the United States and 53 sold in Canada by Coherent-AMT. The 2004 total consists of 281 sold in the United States and

48 sold in Canada. The decrease in BLU-U(R) units sold in the three and six-month periods ended June 30, 2005 compared to the same periods in 2004 is due primarily to the implementation of a more focused sales strategy aimed at increasing Kerastick(R) sales volumes in existing accounts; as well as, a decrease in BLU-U(R) discounting programs.

      The increase of both Kerastick(R) and BLU-U(R) revenues during 2005 is a result of the efforts of our sales force and related marketing and sales activities. With respect to United States Kerastick(R) sales, we increased the selling price in November 2004 and will continue to evaluate the market during the year. We have increased our direct selling and distribution efforts, while still maintaining the services of one external distributor, and we have reduced our overall sales volume discount programs, all of which have had a positive impact on our average selling prices during 2005. We also believe, however, that due to various factors mentioned above, during 2004 physicians ordered more Kerastick(R) units then their usage necessitated at that time. As a result, approximately 45% of our top 114 volume customers from 2004 have not ordered Kerastick(R) units during the first half of 2005 and, in some cases, may still be working down their supplies through the remainder of the year. We also experienced a disruption of the sales force related to the addition of 11 new sales employees during the first 4 months of 2005 and the implementation of a more focused sales strategy from a more opportunistic approach to selling. Although the level of Kerastick(R) sales to end-users for 2005 is higher than that in the prior year, sales volumes for three month period ended June 30, 2005 of 20,172 is lower than sales volumes for the preceding three month period ended March 31, 2005 of 28,704. Sales must increase significantly from these levels in order for us to become profitable. We remain confident that we are in a good position to exploit our therapy and that with a more focused sales strategy we will begin to deliver increasing revenue as we approach year end. For the balance of 2005, we have retained the services of a specialty device firm, on a commission basis, in order to increase sales of our products, in addition to the other strategic decisions described above.

      COST OF PRODUCT REVENUES AND ROYALTIES - Cost of product revenues and royalties for the three and six-month periods ended June 30, 2005 were $1,471,000 and $3,474,000, respectively, as compared to $1,069,000 and
$1,895,000 in the comparable periods in 2004. A summary of the components of cost of product revenues and royalties is provided below:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                        (UNAUDITED)
                                                                      ----------------------------------------------
                                                                                                         INCREASE/
KERASTICK(R) COST OF PRODUCT REVENUES AND ROYALTIES                       2005             2004          (DECREASE)
                                                                      ------------     ------------     ------------
Direct Kerastick(R) Product costs                                     $    389,000     $    346,000     $     43,000
Other Kerastick(R) Product costs including internal costs
assigned to support products                                               359,000           79,000          280,000
Royalty and supply fees (1)                                                 98,000           64,000           34,000
                                                                      ------------     ------------     ------------
   Total Kerastick(R)  cost of  product revenues and royalties        $    846,000     $    489,000     $    357,000
                                                                      ------------     ------------     ------------

                                                                                                         INCREASE/
                                                                          2005             2004          (DECREASE)
                                                                      ------------     ------------     ------------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs (2)                                     $    238,000     $          -     $    238,000
Other BLU-U(R) Product costs including internal costs
assigned to support products; as well as costs incurred
to ship, install and service the BLU-U(R) in physicians offices            387,000          580,000         (193,000)

                                                                      ------------     ------------     ------------
    Total BLU-U(R)  cost of product revenues                               625,000          580,000           45,000
                                                                      ------------     ------------     ------------
    TOTAL COST OF PRODUCT REVENUES AND ROYALTIES                      $  1,471,000     $  1,069,000     $    402,000

                                                                      ============     ============     ============

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                       (UNAUDITED)
                                                                      ----------------------------------------------
                                                                                                         INCREASE/
                                                                          2005             2004          (DECREASE)
                                                                      ------------     ------------     ------------
KERASTICK(R) COST OF PRODUCT REVENUES AND ROYALTIES
Direct Kerastick(R) Product costs                                     $    969,000     $    579,000     $    390,000
Other Kerastick(R) Product costs including internal costs
assigned to support products                                               630,000          241,000          389,000
Royalty and supply fees (1)                                                226,000          100,000          126,000
                                                                      ------------     ------------     ------------
   Total Kerastick(R)  cost of  product revenues and royalties        $  1,825,000     $    920,000     $    905,000
                                                                      ------------     ------------     ------------

                                                                                                         INCREASE/
                                                                          2005             2004          (DECREASE)
                                                                      ------------     ------------     ------------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs (2)                                     $    714,000     $          -     $    714,000
Other BLU-U(R) Product costs including internal costs
assigned to support products; as well as costs incurred
to ship, install and service the BLU-U(R) in
physicians offices                                                         935,000          975,000          (40,000)

                                                                      ------------     ------------     ------------
   Total BLU-U(R)  cost of  product revenues                             1,649,000          975,000          674,000
                                                                      ------------     ------------     ------------

   TOTAL COST OF PRODUCT REVENUES AND  ROYALTIES                      $  3,474,000     $  1,895,000     $  1,579,000
                                                                      ============     ============     ============

1) Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis, DUSA's former parent, on sales of the Levulan(R) Kerastick(R) in Canada.

2) Although there were direct BLU-U(R) product revenues in 2004, there were no related direct BLU-U(R) product costs as these units had a zero book value due to inventory impairment charges recorded during 2002.

      MARGIN - Total product margins for the three and six-month periods ended June 30, 2005 were $758,000 and $2,123,000, respectively, as compared to $1,107,000 and $1,537,000 in the comparable periods in 2004, as shown below:

                                           THREE MONTHS ENDED JUNE 30,
                                                   (UNAUDITED)
                                 ------------------------------------------------
                                                                       INCREASE/
                                    2005                2004           (DECREASE)
                                 ----------          ----------        ----------
Kerastick(R)                     $  920,000    52%   $  814,000   62%  $  106,000
BLU-U(R)                           (162,000)  (35)%     293,000   34%    (455,000)
                                 ----------          ----------        ----------
    Total Margin                 $  758,000    34%   $1,107,000   51%  $ (349,000)
                                 ==========          ==========        ==========

                                             SIX MONTHS ENDED JUNE 30,
                                                  (UNAUDITED)
                                 ------------------------------------------------
                                                                       INCREASE/
                                    2005                2004           (DECREASE)
                                 ----------          ----------        ----------

Kerastick(R)                     $2,451,000    57%   $1,279,000   58%  $1,172,000
BLU-U(R)                           (328,000)  (25)%     258,000   21%    (586,000)
                                 ----------          ----------        ----------
    Total Margin                 $2,123,000    38%   $1,537,000   45%  $  586,000
                                 ==========          ==========        ==========

      Kerastick(R) margins for the three and six months ended June 30, 2005 were 52% and 57%, respectively, versus 62% and 58% for the comparable 2004 periods. We have been operating our Kerastick(R) manufacturing plant well below capacity, resulting in underutilization charges, which have negatively impacted margins. Due to this situation, we are realizing expected fluctuations in our margins as a result of both the timing of production and unabsorbed expenses. This has been somewhat offset by an increase in the overall selling price per unit. Our long-term goal is to achieve much higher margins on Kerastick(R) sales which will be significantly dependent on increased volume.

      BLU-U(R) margins for the three and six months ended June 30, 2005 were (35%) and (25%), respectively, versus 34% and 21% for the comparable 2004 periods. The erosion on margin is directly attributable to the fact that in the first half of 2005 we sold newly purchased units with an associated production cost, whereas during the comparable 2004 period, we sold units which had a zero net book value due to inventory impairment charges recorded during 2002 following termination of an agreement with a marketing partner. The margin erosion is somewhat offset by an increase in the overall selling price per unit. Our short-term strategy is to approach breakeven on device sales in an effort to drive Kerastick(R) sales volumes. However, our longer term goal is to move towards a reasonable profit margin on all device sales.

      RESEARCH AND DEVELOPMENT COSTS -

      Research and development costs for the three and six-month periods ended June 30, 2005 were $1,799,000 and $3,395,000, respectively, as compared to $1,577,000 and $3,265,000 in the comparable periods in 2004. We have commenced the efficacy phase of our Phase II photodamaged skin study and completed enrollment in the second of three cohorts of the Phase II multi-center acne study. We anticipate that we will have preliminary efficacy and safety data for both of the Phase II studies around year end 2005. As our Phase II clinical trials proceed, and especially at such time as we may commence Phase III trials in these indications, research and development expenses are expected to increase significantly. We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which could cause research and development expenses to increase.

      We have also been following patients who completed Phase I/II studies in the treatment of high-grade and low-grade dysplasia associated with Barrett's esophagus. On September 27, 2004, DUSA signed a clinical trial agreement with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia within Barrett's Esophagus. In addition, to further our objectives concerning treatment of internal indications using Levulan(R) photodynamic therapy ("PDT"), on November 4, 2004 we signed an additional clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare overall clinical development plans for Levulan(R) PDT in these indications, starting with Phase II trials, and continuing through Phase III studies, if appropriate. The immediate plan is for the NCI DCP to solicit clinical protocols from its extramural expert clinical investigator consortium, after which time DUSA and the NCI DCP will finalize the clinical trial designs. The NCI DCP will use its resources to file its own Investigational New Drug applications with the FDA. We will provide Levulan(R), device(s) and the necessary training for the investigators involved in the studies. We will maintain full ownership of our existing intellectual property, have options on new intellectual property and, subject to successful Phase II and III clinical trial results, intend to seek FDA approvals in due course. In preparation for new Phase II clinical trials for the treatment of high-grade dysplasia associated Barrett's esophagus, we are carrying out a small single-center pilot Phase II clinical trial using our new proprietary endoscopic light delivery device.

      MARKETING AND SALES COSTS -

      Marketing and sales costs for the three and six-month periods ended June 30, 2005 were $2,296,000 and $5,081,000, respectively, as compared to $1,699,000 and $3,067,000 in the comparable periods in 2004. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $1,853,000 and $3,690,000 for the three and six-month periods ended June 30, 2005, compared to $1,277,000 and $2,292,000 in the comparable periods in 2004. These increases were mainly attributable to the expansion of our sales force from 16 employees as of June 30, 2004 to 31 employees as of June 30, 2005, including sales management. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $443,000 and $1,391,000 for the three and six-month periods ended June 30, 2005, compared to $422,000 and $775,000 for the comparable periods in 2004. We expect that our marketing and sales costs for the remainder of 2005 will continue to show an increase over comparable 2004 periods, reflecting the expansion of our sales capacity year over year, offset in part, by the resignation of our Vice President of Sales who we will not replace at this time.

      GENERAL AND ADMINISTRATIVE COSTS -

      General and administrative costs for the three and six-month periods ended June 30, 2005 were $1,841,000 and $3,524,000, respectively, as compared to $2,403,000 and $4,578,000 in the comparable periods in 2004. This decrease is mainly attributable to lower legal expenses of $619,000 and $1,038,000 incurred for the three and six-month periods ended June 30, 2005 as compared to $1,331,000 and $2,530,000 in the comparable periods in 2004, due to the absence of patent litigation costs in Australia as the final hearing in the PhotoCure litigation described below was held in April 2004. The savings related to the Australian litigation is partially offset by the on-going negotiations with PhotoCure and Galderma to try and settle remaining patent issues and litigation costs against two compounding pharmacies also described below, as well as higher levels of general corporate expenses to support our expanding business, including an increase in personnel related costs.

      On April 12, 2002, we received notice that one of the patents licensed to DUSA by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario was being challenged by PhotoCure ASA. PhotoCure ASA filed a lawsuit in Australia alleging that Australian Patent No. 624985, which is one of the patents relating to our 5-aminolevulinic acid technology, is invalid. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. We filed a response setting forth our defenses, and a related countersuit alleging that certain activities of PhotoCure and its marketing partner, Galderma S.A., infringe the patent. The final hearing in the Federal Court of Australia was held in April 2004. On April 6, 2005, the Federal Court of Australia ruled that our Australian patent is valid and so it remains in full force and effect. However, the Court also ruled that PhotoCure's product, Metvix, does not infringe the claims in the Australian patent. None of the parties filed an appeal and the time period for doing so has now expired. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, the Company does not expect this ruling to be determinative of the validity of any other patents licensed by DUSA from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. As DUSA does not have an active drug application in Australia, we believe that this ruling will have no operational impact. We continue to negotiate with PhotoCure and Galderma under the terms of a Mediation Agreement signed by the parties in August 2004 in order to try to facilitate a settlement of our differences with respect to certain of our other patents licensed from PARTEQ.

      In December 2004, we filed a lawsuit against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of United States patent law in the U.S. District Court in Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and counterclaims, and we filed our response on April 5, 2005. The parties are now in the discovery stage of this litigation and we are unable to predict the outcome of this lawsuit at this time. A tentative trial date has been set by the court for January 2007. We are seeking injunctive relief, monetary damages and costs. In January 2005, we filed a lawsuit against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement, and of U.S. patent law in the U.S. District Court for the District of Arizona. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,000. While we also believe that certain actions of these pharmacies go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these pharmacies or that regulatory authorities will intervene to stop their activities which we believe are having a negative impact on our business.

      OTHER INCOME, NET -

      Other income for the three and six-month periods ended June 30, 2005 were $353,000 and $720,000, respectively, as compared to $376,000 and $775,000 in the comparable periods in 2004. This decrease was attributable to a reduction in our average investment balances as we used cash to support our operating activities.

      NET LOSSES -

      For the three and six months ended June 30, 2005, we incurred net losses of $(4,826,000), or $(0.29) per share, and $(9,158,000), or $(0.54) per share, respectively, as compared to net losses of $(4,196,000), or $(0.25) per share, and $(8,598,000), or $(0.55) per share, for the comparable periods in 2004. Net losses are expected to continue until end-user sales offset the cost of launching our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

      DUSA is in a strong liquidity position. At June 30, 2005, we had approximately $38,661,000 of total liquid resources comprised of $1,444,000 of cash and cash equivalents and marketable securities available-for-sale totaling $37,217,000. As of June 30, 2005, these available-for-sale securities had current yields ranging from 2.53% to 7.60% and maturity dates ranging from July 15, 2005 to June 15, 2008.

      As of June 30, 2005, working capital (total current assets minus total current liabilities) was $39,737,000 as compared to $48,799,000 as of December 31, 2004. Total current assets and total current liabilities decreased by $9,428,000 and $367,000, respectively, during the six months ended June 30, 2005 due primarily to cash used in operating activities of $9,737,000, offset in part by cash provided by investing activities of $8,068,000.

      We believe that based on current sales volumes and related expenses we have sufficient resources to continue to fund our current programs for Levulan(R) PDT and our operations and capital expenditures for approximately two years. We have invested our funds in liquid investments, so that we will have ready access to these investments, as needed, for the funding of development plans on a short-term and long-term basis.

      We anticipate that marketing and sales expenses will level off for the remainder of 2005 as we seek to focus our current sales force in key territories and concentrate on potential high volume users. We are actively seeking to expand or enhance our business by using resources to acquire by license, purchase or other arrangements, businesses, new technologies, or products. For 2005, we are focusing primarily on increasing the sales of the Levulan(R) Kerastick(R) and the BLU-U(R), and advancing our Phase II studies for use of Levulan(R) PDT in photodamaged skin and acne.

      DUSA has no off-balance sheet financing arrangements other than its operating leases.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS -

      On July 29, 2005, the Company signed an amendment to its existing supply agreement with Sochinaz S.A, the bulk supplier of the active ingredient in Levulan(R). This amendment extends the agreement through December 31, 2009, with an option to extend for an additional one year, and amends certain pricing and purchasing terms.

INFLATION -

      Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on our operating costs. We have included an inflation factor in our cost estimates. However, the overall net effect of inflation on our operations is expected to be minimal.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

      There have been no recently issued accounting pronouncements that have a material impact on our financial reporting other than those presented in our Annual Report on Form 10-K for the year ended December 31, 2004, other than SFAS No. 123(R) discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

      As of June 30, 2005, the weighted average rate of return on our investments was 4.82%. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2005, the fair market value of the portfolio would change by $260,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

      This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent our expectations or beliefs concerning future events, including, but not limited to statements regarding management's goal of becoming profitable, beliefs regarding adoption of our therapy, impact of the activities of compounding pharmacies on our business, expectations for continuing operating losses, expectations regarding increases in sales and adequate supply of inventory, expectations regarding internal distribution capabilities, beliefs regarding physician Kerastick(R) orders, estimates regarding the effects of so-called `off-label' use of our products, expectations for research and development expenses and expenses and regulatory requirements associated with seeking foreign marketing approvals for our products, beliefs regarding development programs with respect to photodamaged skin and acne, expectations regarding marketing and sales expenses, effects of unanticipated changes in estimates, forecasts, technological developments and our business model, beliefs regarding inventory levels, factors which could trigger impairment review, beliefs concerning the effect of increased reimbursement (or failure to achieve it), beliefs regarding our education and marketing programs and potential market opportunities, intentions to evaluate and pursue licensing and acquisition opportunities, beliefs regarding the effects of staff reductions and the consolidation of sales territories, expectations regarding the reduction of operating costs, expectations concerning the operational impact and general effect of the ruling by the Federal Court of Australia regarding the Australian patent, requirements of cash resources, potential impact on conversion of government securities, need for additional funds for development, levels of interest income and net losses, sufficiency of our capital resources, expectations regarding accounting pronouncements, inflation, market risks and controls and procedures. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted in our SEC filings from time to time, including our Form 10-K for the period ending December 31, 2004, none of which can be assured.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On April 12, 2002, the Company received notice that one of the patents licensed to the Company by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario was being challenged by PhotoCure ASA. PhotoCure ASA filed a lawsuit in Australia alleging that Australian Patent No. 624985, which is one of the patents relating to the Company's 5-aminolevulinic acid technology, is invalid. As a consequence of this action, Queen's University assigned the Australian patent to the Company so that DUSA could participate directly in this litigation. The Company filed a response setting forth its defenses, and a related countersuit alleging that certain activities of PhotoCure and its marketing partner, Galderma S.A., infringed the patent. The final hearing in the Federal Court of Australia was held in April 2004. On April 6, 2005, the Federal Court of Australia ruled that the Australian patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product, Metvix, does not infringe the claims in the Australian patent. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, the Company does not expect this ruling to be determinative of the validity of any other patents licensed by DUSA from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. As DUSA does not have an active drug application in Australia, DUSA believes that this ruling will have no operational impact on the Company. None of the parties have appealed the decision and the date to do so has expired. The parties signed a Mediation Agreement in August 2004 to attempt to settle their disputes and those discussions are ongoing.

      In December 2004, the Company filed a lawsuit against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of U.S. patent law in the United States District Court in Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and several counterclaims against us, and we filed our response on April 5, 2005. The parties are now in the discovery stage of this litigation and we are unable to predict the outcome of this lawsuit at this time. We have not reserved any funds for settlement or damages at this time. A tentative trial date has been set by the court for January 2007. We are seeking injunctive relief, monetary damages and costs. In January 2005, we filed a lawsuit against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement, and of U.S. patent law in the U.S. District Court for the District of Arizona. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of $20,668.12.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 16, 2005 included the election of six (6) directors, and the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Corporation for 2005.

   a) The following persons were elected to serve as directors of the
   Corporation:

                                             Votes
                             Votes Cast       Cast                    Broker
                                For         Against     Abstained    Non-votes
                             ----------     -------     ---------    ---------
D. Geoffrey Shulman          15,503,784      28,430        -0-          -0-

John H. Abeles               15,469,001      63,213        -0-          -0-

David Bartash                15,161,980     370,234        -0-          -0-

Jay Haft                     15,503,734      28,480        -0-          -0-

Richard C. Lufkin            15,468,999      63,215        -0-          -0-

Magnus Moliteus              15,498,683      33,531        -0-          -0-

   b) Shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Corporation for 2005 as follows:

                             Votes Cast     Votes Cast                    Broker
                                For          Against       Abstained     Non-votes
                             ----------     ----------     ---------     ---------
Deloitte & Touche LLP        15,510,427       19,304         2,483          -0-

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS.

      a) Exhibit 10.1 Third Amendment to Supply Agreement, dated July 29, 2005, between DUSA Pharmaceuticals, Inc. and Sochinaz S.A., portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

      f)    Exhibit 99(a) - Press Release dated August 3, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DUSA Pharmaceuticals, Inc.

                                          By: /s/ D. Geoffrey Shulman
                                              ---------------------------
                                              D. Geoffrey Shulman
                                              Chairman and Chief Executive
                                              Officer
                                              (principal executive officer)

Date: August 3, 2005                      By: /s/ Richard C. Christopher
                                              ---------------------------
                                              Richard C. Christopher
                                              Vice President, Finance and
                                              Chief Financial Officer (principal
                                              financial officer and principal
                                              accounting officer)

                                  EXHIBIT INDEX

10.1 Third Amendment to Supply Agreement, dated July 29, 2005, between DUSA Pharmaceuticals, Inc. and Sochinaz S.A., portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

99(a) Press Release dated August 3, 2005.