Form 10-K
period 2005-12-31
DUSA PHARMACEUTICALS INC
filed 2006-03-10
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 001-31533

                           DUSA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   22-3103129
(State or other jurisdiction of                     (I.R.S. Employer
 Incorporation or organization)                    Identification No.)

25 Upton Drive, Wilmington, MA
                                                          01887
(Address of principal executive offices)                (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (978) 657-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                (TITLE OF CLASS)
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)
                           COMMON STOCK, NO PAR VALUE

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-accelerated Filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 6, 2006, the registrant had 17,046,197 shares of Common Stock, no par value, outstanding.

Based on the last reported sale price of the Company's common stock on the NASDAQ National Market on June 30, 2005 ($9.30) (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $100,843,825.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document Description                          10-K Part III
--------------------------------------------------------    --------------------
Portions of the Registrant's proxy statement to be filed    Items 10, 11, 12, 13
pursuant to Regulation 14A within 120 days after                   and 14
Registrant's fiscal year end of December 31, 2005 are
incorporated by reference into Part III of this report.

                                     PART I

      This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA's industry, management's beliefs and certain assumptions made by our management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 26 through 38, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

GENERAL

      DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") is a pharmaceutical company engaged primarily in the research, development and marketing of our first drug in combination with light devices to treat or detect a variety of conditions in processes known as photodynamic therapy or photodetection. Our drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, is being used with light, for use in a broad range of medical conditions. When we use Levulan(R) and follow it with exposure to light to treat a medical condition, it is known as Levulan(R) photodynamic therapy, or Levulan(R) PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions it is known as Levulan(R) photodetection, or Levulan(R) PD.

      Our products, the Levulan(R) Kerastick(R) 20% Topical Solution with PDT and the BLU-U(R) brand light source were launched in the United States, or U.S., in September 2000 for the treatment of actinic keratoses, or AKs, of the face or scalp. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

      We are a vertically integrated company, primarily responsible for regulatory, sales, marketing, customer service, manufacturing of our Kerastick(R), and other related product activities. Our objectives include increasing the sales of our approved products in the U.S. and Canada, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe and/or other countries outside of the U.S., Canada and Latin America, and continuing our clinical development programs for our facial photodamage and moderate to severe acne indications. In January 2006, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America.

      We have also signed clinical trial agreements with the National Cancer Institute, or NCI, Division of Cancer Prevention, or DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia, or HGD, within Barrett's Esophagus, or BE, and oral cavity dysplasia treatment, and are working with the NCI DCP to advance the development of these programs. In addition, we continue to support independent investigator trials to advance research in the use and applicability of Levulan(R) PDT for other indications in dermatology, and selected internal indications. See sections entitled "Business
- Internal Indications" and "Business - Distribution".

      We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA(R), DUSA Pharmaceuticals, Inc.(R), Levulan(R), Kerastick(R) and BLU-U(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending. See sections entitled "Business - Licenses; and - Patents and Trademarks".

      On December 30, 2005, we entered into a merger agreement, (the "Merger Agreement"), to acquire all of the common stock of Sirius Laboratories, Inc. of Vernon Hills, Illinois in exchange for cash and common stock of DUSA worth up to $30,000,000. Of the up to $30,000,000, $8,000,000 less certain expenses will be paid in cash upon closing, $17,000,000 will be paid in shares of DUSA's common stock also upon closing, and up to $5,000,000 in cash or common stock may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. The products acquired in this transaction, called the Sirius Merger, focus primarily on the treatment of acne vulgaris and acne rosacea. We expect that the DUSA shares will be issued pursuant to Regulation D.

      Further, the Merger Agreement provides for certain conditions precedent to closing, including, but not limited to, (i) the approval of the transaction and the terms and conditions of the Merger Agreement by the Sirius shareholders,
(ii) the receipt by DUSA of audited financial statements of Sirius for the fiscal years ended 2003, 2004 and 2005, and (iii) the determination by DUSA that the third party manufacturing and distribution facilities used by Sirius to manufacture or distribute its products, as the case may be, are in material compliance with all applicable legal requirements and that the third party manufacturing facilities have the reasonable capability of continuing to manufacture Sirius' products in compliance with cGMP. In addition, the Merger Agreement provides DUSA, Sirius and certain Sirius shareholders with the right to terminate the Merger Agreement under certain circumstances. The parties have also made customary representations, warranties and covenants in the Merger Agreement. The closing of the transaction is expected during the first quarter of 2006, subject to the terms and conditions in the Merger Agreement.

      We were incorporated on February 21, 1991, under the laws of the State of New Jersey. Our principal executive offices are located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500). On March 3, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary located in Valhalla, New York, to coordinate our research and development efforts. We have financed our operations to date, primarily from sales of our products, sales of securities in public offerings, private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, (the "Act"), including a private placement under Regulation D of the Act which was consummated on February 27, 2004, and from payments received as part of the agreement with our former marketing collaborator. See sections entitled "Management's Discussion and Analysis of Financial Condition - Overview; - Results of Operations; and - Liquidity and Capital Resources".

BUSINESS STRATEGY

      The key elements of our strategy include the following:

      o Expand the Marketing and Sales of our Products. In 2005, DUSA expanded its direct sales force to 24 representatives by year-end and launched various marketing initiatives, which increased revenues.

      o Physician Education Support. DUSA supports various physician education activities, including financial support for independent medical education programs, participation in dermatological conferences, and support for independent investigator studies that could lead to new scientific papers and/or presentations.

      o Leveraging our Levulan(R) PDT/PD Platform to Develop Additional Products. During 2005, we conducted Phase II multi-center clinical trials in the United States to determine the safety and efficacy of Levulan(R) PDT in the treatment of facial photodamage and moderate to severe inflammatory acne. If we are able to obtain FDA approval, there may be significant additional market opportunities for our products. We are also actively marketing the BLU-U(R) without Levulan(R), to treat moderate inflammatory acne vulgaris, which supports a multi-use capability of our BLU-U(R), in addition to its use in our approved AK therapy. Outside of dermatology, we are developing Levulan(R) products for the treatment of high-grade dysplasia in patients with Barrett's esophagus, both independently and in co-operation with the NCI DCP, and for oral cavity dysplasia treatment (with the NCI DCP) See sections entitled "Internal Indications - Barrett's Esophagus Dysplasia; and - Oral Cavity Dysplasia".

      o Enter into Additional Strategic Alliances. If we determine that the development program for a given indication may be beyond our own resources or may be advanced to market more rapidly by collaborating with a corporate partner, we may seek opportunities to license, market or co-promote our products. We are currently exploring opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and/or other countries outside of the United States, Canada and Latin America following our recently completed agreement with Stiefel Laboratories, Inc. We are also continuing to seek to acquire and/or license additional dermatology products that complement our current products, that would provide our sales force with additional synergistic products to sell in the near term.

      o Use the Results of Independent Researchers to Identify New Applications. We continue to work closely with and support research by independent investigators so that we have the benefit of the resulting `anecdotal' human data for use in evaluating potential indications for corporate development. We also continue to monitor independent research in order to identify other potential new indications.

      o Improve Third-party Reimbursement for our Products. DUSA plans to continue to support activities to improve and/or pursue third-party reimbursement for our products.

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

      PDT can be a highly selective treatment that targets specific tissues while minimizing damage to normal surrounding tissues. It also can allow for multiple courses of therapy. The most common side effect of photosensitizers that are applied topically or taken systemically is temporary skin sensitivity to bright light. Patients undergoing PDT and PD treatments are usually advised to avoid direct sunlight and/or to wear protective clothing during this period. Patients' indoor activities are generally unrestricted except that they are told to avoid bright lights. The degree of selectivity and period of skin photosensitivity varies among different photosensitizers and is also related to the drug dose given. Unless activated by light, photosensitizers have no direct PDT/PD effects.

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

      o Controlled Activation. Levulan(R) has no PDT effect without exposure to light at specific wavelengths, so the therapy is easily controlled.

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

      OUR KERASTICK(R) BRAND APPLICATOR

      We designed our proprietary Kerastick(R) specifically for use with Levulan(R). It is a single-use, disposable applicator, which allows for the rapid preparation and uniform application of Levulan(R) topical solution in standardized doses. The Kerastick(R) has two separate glass ampoules, one containing Levulan(R) powder and one containing a liquid vehicle, both enclosed within a single plastic tube and an outer cardboard sleeve. There is a filter and a metered dosing tip at one end. Prior to application, the doctor or nurse crushes the ampoules and shakes the Kerastick(R) according to directions to mix the contents into a solution. The Kerastick(R) tip is then dabbed onto the individual AK lesions, releasing a predetermined amount of Levulan(R) 20% topical solution.

      OUR LIGHT SOURCES

      Customized light sources are critical to successful Levulan(R) PDT/PD because the effectiveness of Levulan(R) therapy depends on delivering light at an appropriate wavelength and intensity. We intend to continue to develop combination drug and light device systems, in which the light sources:

      o     are compact and tailored to fit specific medical needs,

      o     are pre-programmed and easy to use, and

      o     provide cost-effective therapy.

      Our proprietary BLU-U(R) is a continuous-wave (non-pulsed) fluorescent light source that can treat the entire face or scalp at one time. The light source is reasonably sized and can be moved from room to room if necessary. It can be used in a physician's office, requires only a moderate amount of floor space, and plugs into a standard electrical outlet. The BLU-U(R) also incorporates a proprietary regulator that controls the optical power of the light source to within specified limits. It has a simple control panel consisting of an on-off key switch and digital timer which turns off the light automatically at the end of the treatment. The BLU-U(R) is also compliant with CE marking requirements.

      We believe non-laser, non-pulsed light sources in comparison to lasers and high-intensity pulsed light sources, are:

      o     safer,

      o     simpler to use,

      o     more reliable, and

      o     far less expensive.

      For treatment of AKs, our BLU-U(R) uses blue light which is a potent activator of PpIX and does not penetrate deeply into the skin. Longer red wavelengths penetrate more deeply into tissue but are not as potent activators of PpIX. Therefore, for treatment of superficial lesions of the skin, such as AKs, we are using our relatively low intensity, non-laser, non-pulsed BLU-U, which is designed to treat areas such as the face or scalp. For treatment of diseases that may extend several millimeters into the skin or other tissues, including many forms of cancer; high-powered red light is usually preferable. We have also received clearance from the FDA to market the BLU-U(R) without Levulan(R) for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions. We are also evaluating whether to develop and/or license additional light devices for use with Levulan(R).

      During 2005, we studied the use of Levulan(R) with three different light devices, including our BLU-U for the repair of facial photodamage. Also in 2005, we continued the study of our new proprietary endoscopic light delivery system in a small Phase II single-center clinical study of the efficacy and safety of Levulan(R) PDT for the treatment of high grade dysplasia in patients with Barrett's esophagus. Our new system is designed to ease the process by which physicians place fiber optics used for endoscopic light delivery within hollow target organs such as the esophagus. See sections entitled "Business-Dermatology Indications, Facial Photodamage and Internal Indications, Barrett's Esophagus Dysplasia".

OUR PRODUCTS

      The following table outlines our Levulan(R) and BLU-U(R) products and currently planned product candidates. Our product sales for the last three years were $11,337,461 in 2005, $7,987,656 in 2004, and $970,109 in 2003. Our research and development expenses for the last three years were $5,587,599 in 2005, $6,489,723 in 2004, and $5,403,961 in 2003.

                                                                      STATUS OF
                                                                     REGULATORY
INDICATION/PRODUCT                                                    STUDIES
------------------                                           --------------------------
DERMATOLOGY
Levulan(R) Kerastick(R) and BLU-U(R) for PDT of AKs                  Approved
Levulan(R) PDT for Photodamaged Skin                                Phase II(1)
Levulan(R) PDT for Moderate to Severe Acne Vulgaris                 Phase II(2)
BLU-U(R) Treatment of Moderate Inflammatory Acne Vulgaris
  and general dermatological conditions Without Levulan(R)      Market Clearance(3)

OTHER INDICATIONS
Levulan(R) PDT for Barrett's Esophagus Dysplasia using
DUSA(R) Endoscopic Light Delivery System                         Phase I/II(4), (5)
Levulan(R) Induced Fluorescence Guided Resection for
  Brain Cancer                                               European Phase III(6), (7)
Levulan(R) Oral Cavity Dysplasia                                   Phase I/II(8)

----------
1 Phase II clinical trial interim results were released in the first quarter of 2006

2     Phase II clinical trial results were released in the first quarter of 2006

3     In September 2003, the FDA provided market clearance

4 Phase II single-center clinical trial initiated in second quarter 2004 using DUSA's new endoscopic light delivery device. All patients have been accrued and treated and follow-up is continuing.

5 Phase II clinical trial planned to be initiated with the NCI DCP in 2005 is still in process of protocol finalization. Initiation is expected in 2006.

6     Licensed from photonamic GmbH & Co. KG

7 European Phase III clinical trial results are not expected to be suitable for NDA filing in the United States.

8 Phase I/II clinical trial planned to be initiated with the NCI DCP in 2005. Protocol finalization continuing and initiation is expected during 2006.

DERMATOLOGY INDICATIONS

      We have been responsible for our Levulan(R) dermatology research and development programs since reacquiring our product rights in late 2002 from a former strategic alliance partner. We have focused on completing our AK post approval development program, and have commenced Phase II clinical programs examining the safety and efficacy of Levulan(R) PDT for the treatment of photodamaged skin and moderate to severe acne vulgaris which, if successfully developed through FDA approval, could lead to additional dermatological indications and significant market opportunities. The results of our Phase II trials were announced in early 2006. DUSA also continues to support a wide range of independent investigator studies using the Levulan(R) Kerastick(R) that could lead to additional new indications for future development.

      Actinic Keratoses. AKs are superficial precancerous skin lesions usually appearing in sun-exposed areas as rough, scaly patches of skin with some underlying redness. The traditional methods of treating AKs are cryotherapy, or the deep freezing of skin, using liquid nitrogen; 5-fluorouracil cream, or 5-FU; and surgery, for especially thick or suspicious lesions. In recent years, imiquimod and diclofenac have also been used for the treatment of AKs. Although any of these methods can be effective, each has limitations and can result in significant side effects. Cryotherapy is non-selective, is usually painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving permanent white spots. In addition, because there is no standardized treatment protocol, results are not uniform. 5-FU can be highly irritating and requires twice-a-day application by the patient for approximately 2 to 4 weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment, an additional 1 to 2 weeks of healing is required. Surgery is generally most useful for one or a few individual lesions, but not large numbers of lesions, and leaves permanent scars. Imiquimod or diclofenac require extended applications of cream, lasting up to 3 or 4 months, during which the skin is often very red and inflamed. Our approved treatment method involves applying Levulan(R) 20% topical solution using the Kerastick(R) to individual AK lesions, followed 14 to 18 hours later with exposure to our BLU-U(R) for approximately 17 minutes. In our Phase III trials, using this overnight drug application, our treatment was painful, but generally well tolerated. Resulting redness and/or inflammation generally resolved within days without any change in pigmentation.

      Facial Photodamaged Skin. Photodamaged skin, which is skin damaged by the sun, occurs primarily in fair-skinned individuals after many years of sun exposure. Signs of photodamaged skin include roughness, wrinkles and brown spots. AKs also occur frequently in areas of photodamaged skin. There are numerous consumer cosmetic and herbal products which claim to lessen or relieve the symptoms of photodamaged skin. In most cases, there is little scientific data to support these claims. The FDA has approved only one prescription drug, Renova(R)(1), to treat this common skin condition. Patients generally use the product for between six and 24 weeks before improvement may be observed. There are also a number of FDA approved laser and light-based treatments being used in the treatment of photodamaged skin.

      As part of our AK clinical trials, we conducted a Phase II safety and efficacy study, testing 64 patients with 3 to 7 AK lesions of the face or scalp within an area of photodamaged skin. The physician

----------
(1)   Renova(R) is a registered trademark of Johnson & Johnson.

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

      During 2003, DUSA-supported independent investigator studies for photodamaged skin were completed, including short incubation studies using different light sources: a BLU-U(R), pulsed dye lasers, and intense pulsed light sources. Data from some of the independent investigator studies were used to help determine the method of treatment for the Phase II study mentioned below. According to peer-reviewed publications, these studies reported that, when Levulan(R) is applied to the entire face for as little as one hour followed by treatment with the BLU-U(R), or pulsed light sources, efficacy in removing AKs is similar to that of our Phase III trials, which used spot application on each AK and overnight incubation. Additionally, these studies report that patients' skin have showed improvements in various photodamaged skin parameters, including skin quality, sallowness, roughness, fine wrinkling, and Griffiths score, a photonumeric scale for the assessment of skin photodamage. Investigator studies have been published reporting that IPL plus Levulan(R) results in a "photodynamic photorejuvenation" which enhances the results of IPL alone. Published investigator studies have also reported that the LPDL together with Levulan(R) can successfully remove AKs, and improve photodamage as well as treat sebaceous gland hyperplasia (indications which the LPDL alone was unable to treat). The positive results of an independent investigator prospective, randomized, controlled split face clinical study using Levulan(R) photodynamic therapy, together with intense pulsed light for the treatment of photodamaged skin, were published in the October 2005 issue of the American Medical Association Journal Archives of Dermatology.

      In February, 2006 we reported the interim analysis results from our 80 patient, multi-center Phase II split-face clinical study of photodynamic therapy
(PDT) in the treatment of photodamaged skin using the Levulan(R) (aminolevulinic acid HCl, ALA) Kerastick(R) in combination with either the Company's BLU-U(R), an Intense Pulsed Light (`IPL'), or a Long Pulsed Dye Laser (`LPDL'). Each patient served as his or her own control, using a `split-face' design. Following skin cleansing with an acetone solution, and approximately 60 minutes of drug and/or vehicle incubation, light treatment with a fixed dose was given using one of the three light sources. Up to 3 treatments were given, 3 weeks apart. Interim results were assessed at Weeks 9 and 12. The protocol includes additional follow-up visits scheduled for Weeks 26 and 52.

      The goal of the study was to guide selection of light source(s) for future development in the treatment of photodamaged skin, using the Company's proprietary Levulan PDT technology. The study was not designed to detect differences between the light sources.

      At Week 12, Levulan PDT with BLU-U light demonstrated material improvement in photodamaged skin, in comparison to BLU-U and vehicle. Statistical significance in net changes from baseline scores was achieved in 2 parameters of photodamage, namely mottled pigmentation (p=0.0348) and tactile roughness (p=0.0455). In addition, the trend toward improvement in a number of parameters was notably greater at Week 12 than Week 9, without any additional treatments with Levulan, which suggests that other parameters may also reach statistical significance over time. Specifically, Levulan with BLU-U showed greater improvements in mottled pigmentation, tactile roughness, fine wrinkling, sallowness and Global Photodamage Score (i.e. all the parameters that were measured except for telangiectasia (small blood vessels in the skin)), compared with areas treated with BLU-U and vehicle. BLU-U by itself is not known to have any effects on photodamaged skin.

      These results support the conclusions of a prior independent study by Touma et al (2004), using Levulan with BLU-U versus BLU-U alone, that achieved statistical significance with the addition of Levulan in all photodamage parameters measured, other than deep wrinkles. In that study, the investigators treated more severely sun-damaged patients, each with a minimum of 4 actinic keratoses. They also used twice the dose of blue light compared to the current study (10 vs. 5 Joules/cm2), and drug incubation times ranging from 1-3 hours.

      IPL by itself has previously been shown in independent studies to significantly improve photodamage, predominantly by targeting brown discoloration and red blood vessels. Therefore, as would be expected, at Week 12, significant improvement in photodamage was seen with IPL and vehicle, especially with respect to mottled pigmentation and telangiectasia. With the addition of Levulan, there was a trend toward even greater improvement in all parameters of photodamage except for mottled pigmentation, although these trends did not achieve statistical significance. However, similar to the BLU-U results, the trend toward improvement was notably greater at Week 12 than Week 9 without any additional treatments with Levulan, and additional follow up is scheduled at weeks 26 and 52.

      These results support the conclusions of prior independent studies by Dover et al (2005), Alster et al (2005), and Gold et al (in press) using Levulan with IPL versus IPL alone for photodamage. All of these studies reported significant benefits from the addition of Levulan to IPL, especially in patients with significant photodamage. In addition, although IPL itself does not treat pre-cancerous cell damage, such as actinic keratoses, when combined with Levulan
(ALA) to produce a PDT effect, IPL has been reported to effectively remove these lesions (Avram and Goldman, 2004, Ruiz-Rodrigues, 2002).

      With LPDL, as would be expected, there was significant improvement in photodamaged skin with LPDL and vehicle, especially with respect to telangiectasia, the primary target of this device. However, with LPDL, the addition of Levulan for the treatment of photodamage did not lead to any discernable differences in photodamage parameters between the two groups, as suggested by the results of an earlier study (Smith et al, 2004).

      In general, safety was excellent in all groups, but treatment using Levulan with BLU-U was better tolerated than treatment with IPL or LPDL (with or without Levulan) i.e. the frequency and severity of stinging and burning during treatment was greater with IPL and LPDL (with or without Levulan) compared to Levulan with BLU-U, and for BLU-U with vehicle. Levulan with BLU-U was also easy to use and less operator dependent.

      Acne. Acne is a common skin condition caused by the blockage and/or inflammation of sebaceous (oil) glands. Traditional treatments for mild to moderate facial inflammatory acne include over-the-counter topical medications for mild cases, and prescription topical medications or oral antibiotics for mild to moderate cases. For nodulo-cystic acne, an oral retinoid drug called Accutane(R)(2) is the most commonly prescribed treatment. It is also commonly used for moderate to severe inflammatory acne. Over-the-counter treatments are not effective for many patients and can result in side effects including drying, flaking and redness of the skin. Prescription antibiotics lead to improvement in many cases, but patients must often take them on a long-term basis, with the associated risks of increased antibiotic resistance. With Levulan(R) PDT therapy for moderate to severe acne vulgaris we are seeking to improve or clear patients' acne without the need for long-term oral therapy and with fewer side effects than current therapies.

----------
(2)   Accutane(R) is a registered trademark of Hoffmann-La Roche, Inc.

      DUSA has clearance from the FDA to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.


      During the fourth quarter of 2004, we initiated a DUSA-sponsored Phase II study which we recently completed. This 72 patient, investigator blinded study was designed to examine various safety and efficacy parameters as a function of varying Levulan/vehicle incubation times, namely 15, 60 and 120 minutes. Patients were randomized within each incubation group so that 18 subjects received `Levulan BLU-U' and six received `BLU-U alone'. There were no formal placebo arms in this study. Up to four PDT treatments were given at 2-week intervals. The primary efficacy parameters were the percent change in total acne lesion count for inflammatory, non-inflammatory, and total lesions at 4 and 8 weeks after the final PDT session. Acne severity scores (grades 0 - 4) were also assessed. Safety and tolerability were also followed throughout the study. The results of the study indicate that both `Levulan BLU-U' and `BLU-U alone' appear to effectively reduce the number of both inflammatory and non-inflammatory acne lesions. Given the higher than anticipated `BLU-U alone' response rate using this protocol, the study was not powered (sized) to discern differences between these arms. Using an intent-to-treat analysis, at the Week 8 time point, the median percent decrease in total lesion count, (inflammatory plus non-inflammatory) for `Levulan BLU-U' and `BLU-U alone' was 61% and 80%, respectively. In the overall `Acne Severity Assessment' at the Week 8 time point, the `Levulan BLU-U' group showed 7/18 (39%) of subjects had at least 2 grades of improvement in their acne, compared with 4/6 (67%) in the `BLU-U alone' group. In the group of 28 patients with the most severe (Grade 4) acne, which included those with the highest number of inflammatory lesions at baseline (> or = 60 lesions), the total lesion count at Week 8 decreased in the `Levulan BLU-U' group, whereas total lesion count at Week 8 increased in the `BLU-U alone' group. Treatment was well tolerated in both arms of the study with no unanticipated adverse events being reported. Side effects were minimal. In the 15-minute Levulan BLU-U group, no PDT treatments were discontinued due to pain, and at the Week 8 time-point, there were no significant differences between the groups in erythema, edema or hyperpigmentation. The results of this study suggest that for future development of the acne indication for Levulan PDT, those patients with the most severe form(s) of acne should receive the greatest benefit.

      During September 2005, the FDA issued draft guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. As a result of this newly issued guidance in combination with the results of our own Phase II clinical study on inflammatory acne, additional Phase II work will definitely be required before we commence Phase III acne trials.

OTHER POTENTIAL DERMATOLOGY INDICATIONS

      We believe that there are numerous other potential uses for Levulan(R) PDT/PD in dermatology, and we continue to support, research in several of these areas, with corporate-sponsored trials, pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of the additional potential uses for Levulan(R) in dermatology include treatment of skin conditions such as psoriasis, onychomycosis, warts, molluscum contagiosum, oily skin, acne rosacea, cystic acne, inflamed or infected sweat glands (hidradenitis suppurativa), and cancers, such as squamous cell carcinomas and cutaneous T-cell lymphomas. Of these potential indications, we have supported investigator-sponsored studies for psoriasis, hidradenitis suppurativa, acne vulgaris, basal cell carcinoma, and acne rosacea and are currently supporting investigator-sponsored studies for psoriasis, non-melanoma skin cancer, and inflammatory acne.

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

      Medical treatment of the condition has commonly included lifelong anti-reflux therapy with drugs called proton pump inhibitors to reduce stomach acid, while treatment for more advanced, precancerous, Barrett's esophagus dysplasia involves surgery to remove affected areas of the esophagus. The role of anti-reflux surgery, and/or medical devices is also being evaluated by the medical community. In August 2003, a competitor received approval for its PDT therapy for Barrett's esophagus. See section entitled "Business - Competition".

      Independent European studies have reported that in late-stage Barrett's esophagus the high-grade dysplasia can be destroyed by ALA PDT. In a randomized, controlled European investigator study supported by DUSA, the investigators reported that Levulan(R) PDT allowed the conversion of early-stage Barrett's esophagus with low-grade dysplasia and portions of non-dysplastic Barrett's back to a normal esophageal lining.

      During the second half of 2001, we started two Phase I/II studies for the treatment of early and late-stage Barrett's esophagus, respectively, using systemic Levulan(R) followed by red laser light in varying light doses. Patients were randomized to receive various light doses, with retreatment if required, and follow-up for 24 months after the initial treatment. In our clinical trial in which the primary efficacy goal was the ablation of high-grade dysplasia, or HGD, in Barrett's esophagus (late stage Barrett's esophagus), six patients with HGD were treated with Levulan(R) PDT. Of the six patients treated, 5 had complete clearing of their areas of high-grade dysplasia, and 4 of those patients have now been followed for 24 months and remain free of HGD, which indicates a durable response for complete HGD ablation. One patient dropped from follow-up at the 2-month visit. No esophageal scarring or ruptures were noted in the course of this study. HGD ablation continues in the patients followed. In our low-grade dysplasia (early stage) clinical trial in which the primary efficacy goal was the conversion of Barrett's esophagus to normal esophagus, 11 patients were treated with Levulan(R) PDT, and 4 were followed for 12 months while six were followed for 24 months (n=6). Complete Barrett's esophagus mucosal ablation after one or two Levulan(R) PDT treatment remained stable in 5/10 (50%) of patients for up to 2 years. Of those patients followed for 2 years, 4/6 (67%) remained clear for that time. There was 1 patient in this study that had mild circumferential esophageal scarring without symptoms. The most common adverse events in both studies were mild to moderate nausea and vomiting. In order to control ongoing research and development costs, we chose not to enroll any additional patients to these studies after 2002, but continued to follow the patients that have already been treated.

      Currently, for the treatment of HGD in BE, insertion of a fiber optic is done by placement of a balloon catheter system, which requires approximately three insertions into the patient's esophagus, with `blind' light treatment by the physician (the endoscope is removed before light treatment and then replaced afterwards). DUSA's proprietary endoscopic light delivery allows fiber optic placement and light treatment to the esophagus to be performed under direct visualization, utilizing a single insertion. The goal of this device is to allow the endoscopic light treatment to be performed more rapidly, under direct visualization, and with greater comfort for the patient. In preparation for a larger Phase II clinical trial, in the second quarter of 2004 we initiated a small single-center pilot Phase II clinical trial for enrollment of up to six patients at a single site using DUSA's proprietary endoscopic light delivery device for the treatment of HGD. The protocol was amended to lower the light dosage and to allow in-hospital observation for the remaining 3 patients commencing in March 2005. As of the end of 2005, six patients received at least one Levulan(R) PDT treatment in this single-center study, and 5 are evaluable for acute efficacy. Four out of five (4/5, 80%) are currently free of HGD after treatment and continue to be followed.

      In addition, we are working with the National Cancer Institute Division of Cancer Prevention (NCI DCP), for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia within Barrett's Esophagus. The Phase I/II trial design is being finalized and the NCI DCP has identified two clinical sites from its extramural expert clinical investigator consortium. The NCI DCP will use its resources to file its own Investigational New Drug, or IND, application. DUSA will provide Levulan(R), device(s) and the necessary training for the investigators involved in the studies. DUSA will maintain full ownership of its existing intellectual property, has options on new intellectual property, and, subject to successful Phase II and III clinical trial results, intends to seek FDA approval in due course. DUSA anticipates that the NCI DCP will begin the clinical trial during 2006.

      Oral Cavity Dysplasia. We have also signed a clinical trial agreement with the NCI DCP for the clinical development of Levulan(R) PDT for the treatment of oral cavity dysplasia. During 2005, DUSA and the NCI DCP collaborated to develop the protocol for a Phase I study in subjects with oral leukoplakia (a premalignant lesion) using NCI's Phase I/II Cancer Prevention Clinical Trials Consortia to perform the studies. As of the end of 2005, the NCI DCP had selected consortia for consideration as clinical trial sites. DUSA also expects this study to begin during 2006.

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

      In December 2002, we entered into a License and Development Agreement with photonamic GmbH & Co. KG, a subsidiary of medac GmbH, a German pharmaceutical company. This agreement provides for the licensing to us of photonamic's proprietary technology related to ALA for systemic dosing in the field of brain cancer. The technology provides DUSA with access to a systemic formulation of ALA, and a significant amount of pre-clinical data, both of which could be useful and are licensed to DUSA for certain other indications, including Barrett's esophagus dysplasia. photonamic completed its European Phase III clinical trial in which ALA-induced fluorescence was used to guide surgical tumor resection in patients suffering from glioblastoma multiforme. DUSA believes that the European Phase III clinical trial results, although they might meet the primary efficacy parameters of the protocol as written, might require the support of additional clinical trials which would take years to complete in order to meet the regulatory requirements for approval in the United States. We do not intend, at this time, to repeat this study or to carry out additional studies in this indication in the United States. However, we have agreed to accompany photonamics to the FDA should it wish to request a Pre-IND meeting with the FDA for this indication. See section entitled "Business - Licenses".

THIRD-PARTY REIMBURSEMENT

      We have continued to support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American

Academy of Dermatology Association, or AADA, on matters related to the PDT procedure fee and the separate drug reimbursement fee. Doctors can also bill for any applicable visit fees. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan(R) PDT for AKs' Ambulatory Patient Classifications code ("APC code") was increased. The APC code is used by many hospitals. The CMS Current Procedural Terminology code ("CPT code"), which is used by private physician clinics using Levulan(R) PDT for treating AKs was not increased for 2006 (i.e. it will be unchanged from 2005 levels). DUSA had expected reimbursement under the CPT code to increase on January 1, 2006; however, we now believe that the increase will not be effective until January 1, 2007 based on information from CMS and the AADA. We are aware that some physicians believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices. We believe that the issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption in the past. DUSA continues to support ongoing efforts that might lead to further increases in reimbursement in the future; and intends to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face.

      Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

SUPPLY PARTNERS

      National Biological Corporation. In November 1998, we entered into a purchase and supply agreement with National Biological Corporation, or NBC, for the manufacture of some of our light sources, including the BLU-U(R). We agreed to order from NBC all of our supply needs of these light sources for the United States and Canada, and NBC agreed to supply us with the quantities we order. If an opportunity arises, the parties have agreed to negotiate the terms under which NBC would supply us with light sources for sale in countries other than the current territories. On June 21, 2004, DUSA signed an Amended and Restated Purchase and Supply Agreement with NBC, which provides for the elimination of certain exclusivity clauses, permits DUSA to order on a purchase order basis without minimums, grants DUSA an exclusive irrevocable worldwide and fully-paid up license to manufacture, or have the BLU-U(R) manufactured by any third party subcontractor, and other modifications which provide both parties greater flexibility related to the development and manufacture of light sources, and the associated technology within the field of PDT. The agreement maintains the original term, which will expire in November 2008, subject to earlier termination for breach or insolvency or for convenience. However, a termination for convenience requires 12 months' prior written notice.

      Sochinaz SA. Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan(R) from its FDA approved facility in Switzerland. The agreement expires on December 31, 2009. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.

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

LICENSES

      PARTEQ Research and Development Innovations. We license (or, in the case of the patents in Australia, were assigned) the patents underlying our Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, which became effective August 27, 1991, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ's patent rights, to make, have made, use and sell products which are precursors of PpIX, including ALA. The agreement also covers any improvements discovered, developed or acquired by or for PARTEQ, or Queen's University, to which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen's University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third-parties.

      When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $85,793 as of December 31, 2005) in order to retain the license. For 2005, royalties exceeded this minimum. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice. See "Note 13(a) to the Company's Notes to the Consolidated Financial Statements".

      Together with PARTEQ and Draxis Health, Inc., our former parent, we entered into an agreement, known as the ALA Assignment Agreement, effective October 7, 1991. According to the terms of this agreement we assigned to Draxis our rights and obligations under the PARTEQ license agreement to the extent they relate to Canada. On February 24, 2004, we reacquired these rights and agreed to pay an upfront fee and a 10% royalty on sales of the Levulan(R) Kerastick(R) in Canada over a five-year term following the first commercial sale in Canada. We are now responsible for any royalties which would be due to PARTEQ for Canadian sales. Draxis also agreed to assign to us the Canadian regulatory approvals for the Levulan(R) Kerastick(R) with PDT for AKs. We also hold Canadian regulatory approval for the BLU-U(R). During 2004, we appointed a Canadian distributor who launched our Levulan(R) Kerastick(R) and BLU-U(R) in Canada. See sections entitled "Distribution" and "Note 13(b) to the Company's Notes to the Consolidated Financial Statements".

      photonamic GmbH & Co. KG. In December 2002, we entered into a license and development agreement with photonamic GmbH & Co. KG, a subsidiary of medac GmbH, a German pharmaceutical company. This agreement provides for the licensing to us of photonamic's proprietary technology related to aminolevulinic acid (ALA), the compound we use in our Levulan(R) PDT and photodetection (PD).

      Under the terms of the agreement, we received a license for the United States and several other countries, to use photonamic's technology, including pre-clinical and clinical data, related to ALA for systemic dosing in the field of brain cancer, and for indications which the parties may jointly develop during the term of their collaboration. Additionally, we are entitled to use the pre-clinical data for indications which we may develop on our own. See section entitled "Our Products". We paid a $500,000 up-front license fee, and will be obligated to pay certain regulatory milestones of $1,250,000 upon FDA acceptance of a registration application for a brain cancer product in the United States, an additional

$1,250,000 upon registration of the product, and royalties of 12.5% on net sales under the terms of the license and development agreement and royalties on net sales of any brain cancer product which utilizes the photonamic technology. Although we do not believe that the results from medac's European Phase III clinical study will be acceptable to the FDA, we have agreed to ask FDA for a pre-IND meeting if medac determines that it wishes to proceed. Should photonamic's clinical study be acceptable to the FDA, we will be obligated to proceed with development of the product in the United States in order to retain the license for the use of the technology in the treatment of brain cancer. The agreement has a term of 10 years from the date of first approval of a product using photonamic's technology, subject to earlier termination rights, as well as one-year renewal terms.

      We have also entered into a clinical trial agreement with photonamic to fund an independent investigator study using oral Levulan(R) for the treatment of psoriasis. A protocol for this study was established in 2005.

      Stiefel Laboratories, Inc. On January 12, 2006, we entered into an exclusive marketing, distribution and supply agreement with Stiefel Laboratories, Inc. The agreement covers current and future uses of our Levulan(R) Kerastick(R) PDT in dermatology. The agreement, which has an initial term of ten years, grants Stiefel the right to market and distribute our product in Mexico, Central and South America. We have completed the portion of the Brazilian regulatory submission for the use of Levulan PDT for actinic keratoses. Stiefel will complete final integration and submission of the data to the Brazilian regulatory agency with market launch expected in late 2006 or early 2007. Stiefel will prepare and file the regulatory applications in other countries in the territory subject to the terms of the Agreement, perhaps first launching in a country other than Brazil. All regulatory filings and registrations for approval will be owned by DUSA, unless otherwise agreed by DUSA. Stiefel will make up to $3,000,000 in milestone payments, based upon receipt of final pricing approval of the product from Brazilian regulatory authorities and achievement of certain minimum purchase levels in the territory, subject to certain terms and conditions. We will manufacture the Kerastick(R) for Stiefel in our manufacturing facility in Wilmington, Massachusetts. Stiefel will pay to DUSA a percentage of Stiefel's final selling price to third-parties subject to a certain minimum purchase price per unit and to other terms and conditions. Steifel has certain minimum purchase obligations. The parties have certain rights to terminate the Agreement prior to the end of the initial term, and Stiefel has an option to extend the term for an additional ten years on mutually agreeable terms and conditions.

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

      Under the license agreement with PARTEQ, we hold an exclusive worldwide license to certain patent rights in the United States and a limited number of foreign countries. See section entitled "Business - Licenses". All United States patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents. Method of treatment patents limit direct infringement to users of the methods of treatment covered by the patents. We currently have patents and/or pending patent applications in the United States and in a number of foreign countries covering unique physical forms of ALA, compositions containing ALA, as well as ALA applicators, light sources for use with ALA, and other technology. We cannot guarantee that any pending patent applications will mature into issued patents.

      We have limited patent protection outside the United States, which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counterparts in only six foreign countries and under the European Patent Convention. See sections entitled "Risk Factors - Risks Related to DUSA" and "Legal Proceedings".

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

      We seek registration of trademarks in the United States, and other countries where we may market our products. To date, we have been issued 27 trademark registrations, and other applications are pending.

MANUFACTURING

      On July 14, 2003, we received approval from the FDA to manufacture the Levulan(R) Kerastick(R) at our Wilmington, Massachusetts manufacturing facility. In February 2004, we began commercial production of our Levulan(R) Kerastick(R) after having terminated the former third-party contract manufacturing arrangement. We plan to maintain a reasonable level of Kerastick(R) inventory based on sales projections. During the third quarter of 2005, we received FDA approval to manufacture our BLU-U(R) brand light source in our Wilmington, Massachusetts facility. However, at this time, we expect to utilize our own facility only as a back-up to our current third-party manufacturer or for repairs. Our drug, Levulan(R), and the BLU-U(R) brand light source are each manufactured by single third-party suppliers.

DISTRIBUTION

      We have been a direct distributor of the BLU-U(R) since its launch. Effective January 1, 2006, we have increased our own distribution capacity and have become the sole distributor for our Levulan(R) Kerastick(R) in the United States. In March 2004, we signed an exclusive Canadian marketing and distribution agreement for the Levulan(R) Kerastick(R) and BLU-U(R) with Coherent-AMT Inc., or Coherent, a leading Canadian medical device and laser distribution company. Coherent began marketing the BLU-U(R) in April 2004 and the Kerastick(R) in June 2004, following receipt of the applicable regulatory approval from Health Canada. The agreement has a three-year term, which can be automatically renewed for additional one-year terms, unless either party notifies the other party prior to a term expiration that it does not intend to renew the agreement. Coherent has the right for a period of time following termination of its agreement to return inventory of product.

      In January 2006, we entered into a marketing and distribution agreement for the Levulan(R) Kerastick(R) with Stiefel Laboratories, Inc. Under the agreement, Stiefel was granted an exclusive right to distribute Levulan(R) Kerastick(R) in Mexico, Central and South America. The Agreement has an initial term of ten years. DUSA has completed its portion of the Brazilian regulatory submission for the use of Levulan PDT for actinic keratoses. Effective with the signing of the Agreement, Stiefel will complete final integration and submission of the data to the Brazilian regulatory agency with market launch expected in late 2006 or early 2007. Stiefel may launch the product in Mexico or other countries in the territory prior to a launch in Brazil. See section entitled "Business - Licenses, Stiefel Laboratories, Inc."

MARKETING AND SALES

      DUSA markets its approved dermatology products in the United States. We have appointed Coherent-AMT as marketing partner for our products in Canada and Stiefel for our Levulan(R) Kerastick(R) in Mexico, Central and South America.

      As a result of reacquiring our product rights in late 2002 from a former marketing partner, we commenced marketing and sales activities for our products in 2003, including the launch of our sales force in October 2003. Initially the sales force was comprised of six direct representatives, various independent representatives, and an independent sales distributor, designed to focus on most of our key geographic markets in the United States. During 2005, we continued our efforts to penetrate the market by expanding our sales coverage in key geographic locations. As of December 31, 2005, we have further increased the size of our sales force to 24 sales representatives deployed nationally.

      Following the receipt of marketing approval from the Health Protection Branch - Canada in June 2004, we started to market and sell the Levulan(R) Kerastick(R) with PDT using the BLU-U(R) for AKs of the face or scalp in Canada through Coherent-AMT. We anticipate that Stiefel will complete final integration and submission of the data to the Brazilian regulatory agency with market launch expected in late 2006 or early 2007 and perhaps sooner in other countries in its territory. See sections entitled "Business - Licenses and Distribution".

COMPETITION

      Commercial development of PDT agents other than Levulan(R) is currently being pursued by a number of companies. These include: QLT Inc. (Canada); Axcan Pharma Inc. (United States); Miravant, Inc. (United States); Pharmacyclics, Inc. (United States); PhotoTherapeutics, Inc. (U.K.); medac GmbH and photonamic GmbH & Co. KG (Germany); and PhotoCure ASA (Norway) who entered into a marketing agreement with Galderma S.A. for countries outside of Nordic countries for certain dermatology indications. Several of these companies are also commercializing and/or conducting research with ALA or ALA-related compounds.

      PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AK and basal cell carcinoma, called BCC, in the European Union, New Zealand, Australia, and countries in Scandinavia. In July 2004, PhotoCure received FDA approval in the United States for its AK therapy. However, in December 2004 the FDA notified PhotoCure that its new drug application, or NDA, for BCC was not approvable. If PhotoCure enters into the marketplace with its AK therapy, its product will directly compete with our products. In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen's University at Kingston, Ontario, alleging that one of the patents covered by our agreement with PARTEQ, Australian Patent No. 624985, relating to ALA, was invalid. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. In April 2005, the Federal Court of Australia ruled that the Australian patent assigned to DUSA by Queen's University which relates to DUSA's aminolevulinic acid photodynamic therapy is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product, Metvix, does not infringe the claims in the Australian patent. We have been negotiating a settlement with PhotoCure pertaining to certain of our patents and we expect the agreement to be finalized in the first half of 2006. See section entitled "Legal Proceedings".

      In August 2003, Axcan Pharma Inc. received FDA approval for the use of its product, PHOTOFRIN(R)(3), for photodynamic therapy in the treatment of high grade dysplasia associated with Barrett's esophagus. This approval enabled Axcan to be the first company to market a PDT therapy for this indication which we are also pursuing.

      There are also non-PDT products for the treatment of AKs, including cryotherapy with liquid nitrogen, 5-fluorouracil (Efudex(R))(4), diclofenac sodium (Solaraze(R))(5), and imiquimod (ALDARA(TM))(6). Other

----------
(3)   PHOTOFRIN(R) is a registered trademark of Axcan Pharma Inc.

(4)   Efudex(R) is a registered trademark of Valeant Pharmaceuticals
      International.

(5)   Solaraze(R) is a registered trademark of SkyePharma PLC.

(6)   ALDARA(TM) is a trademark of 3M Company.

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

      DUSA also markets the BLU-U(R) without Levulan(R) for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions. Our competition for the BLU-U(R) without Levulan(R) for moderate inflammatory acne vulgaris is primarily oral antibiotics, topical antibiotics and other topical prescription drugs, as well as various laser and non-laser light sources. As blue light alone for acne is still a relatively new therapy compared to existing therapies, reimbursement has not been established by private insurance companies, which may also affect our competitive position versus traditional therapies which are reimbursed.

      Our principal method of competition with existing therapies of AKs and moderate inflammatory acne vulgaris is patient benefits, including rapid healing and excellent cosmetic results. See section entitled "Business - Dermatology Indications, Actinic Keratoses; Acne".

GOVERNMENT REGULATION

      The manufacture and sale of pharmaceuticals and medical devices in the United States are governed by a variety of statutes and regulations. These laws require, among other things:

      o approval of manufacturing facilities, including adherence to current good manufacturing practices, laboratory and clinical practices during production and storage known as cGMP, QSR, GLP and GCP,

      o     controlled research and testing of products,

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

      Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage with the approved labeling. Adverse experiences with the product must be reported to the FDA. In addition, the FDA may impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur or are discovered after the product reaches the market. After a product is approved for a given indication, subsequent new indications, dosage forms, or dosage levels for the same product must be reviewed by the FDA after the filing and upon approval of a supplemental NDA. The supplement deals primarily with safety and effectiveness data related to the new indication or dosage. Finally, the FDA requires reporting of certain safety and other information, often referred to as "adverse events" that become known to a manufacturer of an approved drug. Safety information collected through this process can result in changes to a product's labeling or withdrawal of a product from the market. If an active ingredient of a drug product has been previously approved, drug applications can be filed that may be less time-consuming and costly.

      On December 3, 1999, the FDA approved the marketing of our Levulan(R) Kerastick(R) 20% Topical Solution with PDT for treatment of AKs of the face or scalp. The commercial version of our BLU-U(R), used together with the Kerastick(R) to provide PDT for the treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp, was approved on September 26, 2000. In September 2003, we received clearance from the FDA to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

      Other than the FDA-approved use of the Levulan(R) Kerastick(R) with PDT for treatment of AKs, and the FDA clearance to market the BLU-U for moderate inflammatory acne and other dermatologic conditions, our other potential products still require significant development, including additional preclinical and/or clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no guarantee that the use of Levulan(R) in any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals.

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

      Medical products containing a combination of drugs, including biologic drugs, or devices may be regulated as "combination products". A combination product generally is defined as a product comprised of components from 2 or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.). In December 2002, the FDA established the Office of Combination Products, or OCP, whose responsibilities, according to the FDA, will cover the entire regulatory life cycle of combination products, including jurisdiction decisions as well as the timeliness and effectiveness of pre-market review, and the consistency and appropriateness of post-market regulation.

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

      The United States Drug Price Competition and Patent Term Restoration Act of 1984 known as the Hatch-Waxman Act establishes a 5-year period of marketing exclusivity from the date of NDA approval for new chemical entities approved after September 24, 1984. Levulan(R) is a new chemical entity and market exclusivity under this law expired on December 3, 2004. During this Hatch-Waxman marketing exclusivity period, the FDA will not approve another application submitted by a third-party for approval of a drug product which has the same reference listed drug as Levulan(R), i.e., ALA as its active ingredient. After the expiration of the Hatch-Waxman exclusivity period, any third-party who submits an application for approval for a drug product containing ALA must provide a certification that (i) no patent information has been filed; (ii) that such patent has expired; (iii) marketing will not commence until the patent(s) has expired; or (iv) that the patent is invalid or will not be infringed by the manufacture, use, or sale of the third-party applicant.

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

      In 2004, DUSA began marketing and selling our products in Canada. Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country. Prior to marketing a product in other countries, approval by that nation's regulatory authorities must be obtained. Our former marketing partner had been responsible for applying for marketing approvals outside the United States for Levulan(R) PDT for dermatology uses and did file applications for approval in Austria, Australia, South Africa and Brazil. However, our focus has been primarily on the North American markets initially, and therefore we authorized our former partner to withdraw the applications for regulatory approval of Levulan(R) PDT in Australia, Austria and South Africa. In 2003, we also advised our former partner to withdraw the applications for the Levulan(R) Kerastick(R) and BLU-U(R) in Brazil, even though the Kerastick(R) had already been approved, as it was determined that such rights cannot be transferred to us. We, together with Stiefel under our recently completed agreement, are in the process of reapplying for approval in Brazil, but have not determined if we will reapply in any of the other countries at this time.

      With the enactment of the Drug Export Amendments Act of the United States in 1986, products not yet approved by the FDA may be exported to certain foreign markets if the product is approved by the importing nation and approved for export by the United States government. We can provide no assurance that we will be able to get approval for any of our potential products from any importing nations' regulatory authorities or be able to participate in the foreign pharmaceutical market.

      Our research and development activities have involved the controlled use of certain hazardous materials, such as mercury in fluorescent tubes. We are subject to various laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. During the design, construction and validation phases of our Kerastick(R) facility, we have taken steps to ensure that appropriate environmental controls associated with the facility comply with environmental laws and standards. We can provide no assurance that we will not have to make significant additional expenditures in order to comply with environmental laws and regulations in the future. Furthermore, we cannot assure that current or future environmental laws or regulations will not materially adversely effect our operations, business or assets. Although we believe that our safety procedures for the handling and disposal of such hazardous materials comply with the standards prescribed by current environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

EMPLOYEES

      At the end of 2005, we had 64 full-time employees and two part-time employees, which was an increase over the 2004 levels. We also retain numerous independent consultants and temporary employees to support our business needs.

      We have employment agreements with all of our key executive officers.

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

ITEM 1A. RISK FACTORS

      You should carefully consider and evaluate all of the information in, or incorporated by reference in, this annual report on Form 10-K. The following are among the risks we face related to our business, assets and operations. They are not the only ones we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the value of the securities being offered by this report.

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

                              RISKS RELATED TO DUSA

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BE PROFITABLE IN THE FUTURE UNLESS WE CAN SUCCESSFULLY MARKET AND SELL SIGNIFICANTLY HIGHER QUANTITIES OF OUR APPROVED PRODUCTS, THE LEVULAN(R) KERASTICK(R) WITH THE BLU-U(R) BRAND LIGHT SOURCE FOR THE TREATMENT OF AKS OF THE FACE OR SCALP, AND THE BLU-U(R) WITHOUT LEVULAN(R) FOR THE TREATMENT OF MODERATE INFLAMMATORY ACNE.

      WE HAVE ONLY LIMITED EXPERIENCE MARKETING AND SELLING PHARMACEUTICAL PRODUCTS AND, AS A RESULT, OUR REVENUES FROM PRODUCT SALES MAY SUFFER.

      If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our approved dermatology products in the United States and the rest of the world, except Canada, and Mexico and Central and South America, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. Acquiring and retaining marketing and sales force capabilities involves significant expense, and current sales levels are not offsetting the expenses related to these efforts. If our sales and marketing efforts fail, then sales of the Kerastick(R) and the BLU-U(R) will be adversely affected.

      IF WE CANNOT IMPROVE PHYSICIAN REIMBURSEMENT AND/OR CONVINCE MORE PRIVATE INSURANCE CARRIERS TO ADEQUATELY REIMBURSE PHYSICIANS FOR OUR THERAPY, SALES OF OUR LEVULAN(R) KERASTICK(R) FOR AKS MAY SUFFER.

      Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan(R) Kerastick(R) for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, adoption of our therapy and sales of our products could be negatively impacted. Although 2005 reimbursement changes related to AK were made, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.

      SINCE WE NOW OPERATE THE ONLY FDA APPROVED MANUFACTURING FACILITY FOR THE KERASTICK(R) AND CONTINUE TO RELY HEAVILY ON SOLE SUPPLIERS FOR THE MANUFACTURE OF LEVULAN(R) AND THE BLU-U(R), ANY SUPPLY OR MANUFACTURING PROBLEMS COULD NEGATIVELY IMPACT OUR SALES.

      If we experience problems producing Kerastick(R) units in our facility, or if either of our contract suppliers fail to supply DUSA's requirements of Levulan(R) or the BLU-U(R), our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U(R) in our Wilmington, Massachusetts facility, at this time we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.

      Manufacturers and their subcontractors often encounter difficulties when commercial quantities of products are manufactured for the first time, or large quantities of new products are manufactured, including problems involving:

      o     product yields,

      o     quality control,

      o     component and service availability,

      o     compliance with FDA regulations, and

      o the need for further FDA approval if manufacturers make material changes to manufacturing processes and/or facilities.

      We cannot guarantee that problems will not arise with production yields, costs or quality as we and our suppliers seek to increase production. Any manufacturing problems could delay or limit our supplies which would hinder our marketing and sales efforts.

      If our facility, any facility of our contract manufacturers, or any equipment in those facilities is damaged or destroyed, we may not be able to quickly or inexpensively replace it. Likewise, if there are any quality or supply problems with any components or materials needed to manufacturer our products, we may not be able to quickly remedy the problem(s). Any of these problems could cause our sales to suffer.

      ANY FAILURE TO COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS IN THE UNITED STATES AND ELSEWHERE WILL LIMIT OUR ABILITY TO MARKET OUR PRODUCTS.

      Both the manufacture and marketing of our products, the Levulan(R) Kerastick(R) with the BLU-U(R) for AKs and the BLU-U(R) without Levulan(R) to treat moderate inflammatory acne, are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:

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

      o     refuse to permit exports of our products from the United States,

      o     require us to recall products,

      o require us to notify physicians of labeling changes and/or product related problems,

      o     impose restrictions on our operations, and/or

      o     criminally prosecute us.

      We and our manufacturers must continue to comply with the FDA's Good Manufacturing Practice, commonly known as cGMP, and Quality System Regulation, or QSR, and equivalent foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we and our third-party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements.

      As part of our FDA approval for the Levulan(R) Kerastick(R) for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA could request additional information and/or studies. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur.

      Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick(R) facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have an adverse effect on our financial condition and operations.

      IF PRODUCT SALES DO NOT INCREASE SIGNIFICANTLY WE MAY NOT BE ABLE TO ADVANCE DEVELOPMENT OF OUR OTHER POTENTIAL PRODUCTS AS QUICKLY AS WE WOULD LIKE TO, WHICH WOULD DELAY THE APPROVAL PROCESS AND MARKETING OF NEW POTENTIAL PRODUCTS.

      If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon some or all of our product development programs. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition. Without sufficient product sales, we might be required to seek additional funding. There is no guarantee that adequate funding sources could be found to continue the development of all our potential products. We might be required to commit substantially greater capital than we have available to research and development of such products and we may not have sufficient funds to complete all or any of our development programs.

      THE COMMERCIAL SUCCESS OF ANY PRODUCTS THAT WE MAY DEVELOP WILL DEPEND UPON THE DEGREE OF MARKET ACCEPTANCE OF OUR PRODUCTS AMONG PHYSICIANS, PATIENTS, HEALTH CARE PAYORS, PRIVATE HEALTH INSURERS AND THE MEDICAL COMMUNITY.

      Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

      o the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

      o the existence of any significant side effects, as well as their severity in comparison to any competing products;

      o     potential advantages over alternative treatments;

      o     the ability to offer our products for sale at competitive prices;

      o     relative convenience and ease of administration;

      o     the strength of marketing and distribution support; and

      o     sufficient third-party coverage or reimbursement.

      WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

      We have a history of operating losses. We expect to have continued losses through at least 2006 as we attempt to increase sales of our approved products in the marketplace and continue research and development of potential new products. We incurred net losses of $15,628,980 for the year ended December 31, 2004 and net losses of $14,998,709 for the year ended December 31, 2005. As of December 31, 2005, our accumulated deficit was approximately $89,537,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, TRADE SECRETS OR KNOW-HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

      WE HAVE LIMITED PATENT PROTECTION AND IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, COMPETITORS MIGHT BE ABLE TO DEVELOP SIMILAR PRODUCTS TO COMPETE WITH OUR PRODUCTS AND TECHNOLOGY.

      Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no compound patent protection for our Levulan(R) brand of the compound ALA. Our basic patents are for methods of detecting and treating various diseased tissues using ALA (or related compounds called precursors), in combination with light. We own or exclusively license patents and patent applications related to the following:

      o methods of using ALA and its unique physical forms in combination with light,

      o     compositions and apparatus for those methods, and

      o     unique physical forms of ALA.

      We have limited patent protection outside the United States, which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counterparts in only six foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

      In 2002, we received notice of a lawsuit filed in Australia by PhotoCure ASA alleging that Australian Patent No. 624985, which is one of the patents licensed to us by PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University at Kingston, Ontario, relating to our ALA technology, is invalid. As a consequence of this action, Queen's University assigned the Australian patent to DUSA so that we could participate directly in the litigation. On April 6, 2005, the Federal Court of Australia ruled that the patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product does not infringe the claims in the Australian patent. The parties signed a Mediation Agreement in August 2004 to attempt to settle their disputes and those discussions are ongoing. If the parties are unable to amicably resolve matters, patent litigation could ensue in the United States and there can be no guarantee that we would prevail.

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

      Additionally, if a third-party were to file a United States patent application in the United States, or be issued a patent claiming technology also claimed by us in a pending United States application(s), we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the priority of the invention. A third-party could also request the declaration of a patent interference between one of our issued United States patents and one of its patent applications. Any interference proceedings likely would require participation by us and/or PARTEQ, could involve substantial legal fees and result in a loss or lessening of our patent protection.

      During 2005 and into 2006, we filed several lawsuits against compounding pharmacies and physicians alleging violations of patent law. While we have been successful in obtaining a default judgment against one compounding pharmacy and have obtained consent judgments from several physicians, we do not know whether these lawsuits will prevent others from infringing our patents or whether we will be successful in stopping these activities which we believe are negatively affecting our revenues.

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

      We do not know if the Levulan(R) Kerastick(R) or the BLU-U(R) products will ever be commercially successful. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for DUSA's two approved therapies, all of our other potential Levulan(R) and BLU-U(R) products are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

      o     delays in product development, clinical testing or manufacturing,

      o unplanned expenditures in product development, clinical testing or manufacturing,

      o failure in clinical trials or failure to receive regulatory approvals,

      o     emergence of superior or equivalent products,

      o inability to market products due to third-party proprietary rights, and

      o     failure to achieve market acceptance.

      We cannot predict how long the development of our investigational stage products will take or whether they will be medically effective. We cannot be sure that a successful market will continue to develop for our Levulan(R) drug technology.

      WE MUST RECEIVE SEPARATE APPROVAL FOR EACH OF OUR POTENTIAL PRODUCTS BEFORE WE CAN SELL THEM COMMERCIALLY IN THE UNITED STATES OR ABROAD.

      All of our potential Levulan(R) products will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals for these products our revenues will be limited. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually 1 to 3 years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan(R) PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only 3 drugs for use in photodynamic therapy, including Levulan(R). This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.

      We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan(R) PDT or photodetection, known as PD, is safe and effective for any new use we are studying. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. During September 2005, the FDA issued guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. As a result, it is likely that the costs and time to approval associated with seeking regulatory approval of this indication will be increased. The FDA may issue additional guidance in the future, which may result on additional costs and delays. We must also obtain foreign regulatory clearances before we can market any potential products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.

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

      Dependent on the extent of available funding, we may delay, reduce in scope or eliminate some of our research and development programs. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH ACQUISITIONS.

      On December 30, 2005 we entered into a Merger Agreement with Sirius Laboratories, Inc. The transaction is expected to close during the first quarter of 2006, subject to the terms and conditions in the Merger Agreement. We may in the future make other acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

      o difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

      o     diversion of management's attention from other operational matters;

      o     the potential loss of key employees;

      o     the potential loss of key collaborators;

      o lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

      o acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company;

      o     the potential for unexpected liabilities; and

      o     use of cash which could be difficult to replace on reasonable terms.

      Mergers and acquisitions are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

      We are a small company with only 66 employees, including 2 part-time employees as of December 31, 2005. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

OUR COLLABORATIONS WITH OUTSIDE SCIENTISTS MAY BE SUBJECT TO RESTRICTION AND CHANGE.

      We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These scientists and advisors are not our employees and may have other commitments that limit their availability to us. Although our advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

      Well-known pharmaceutical, biotechnology and medical device companies are marketing well-established therapies for the treatment of many of the same conditions that we are seeking to treat, including AKs, acne, photodamaged skin and Barrett's esophagus. Doctors may prefer to use familiar methods, rather than trying our products. Reimbursement issues affect the economic competitiveness of our products as compared to other more traditional therapies.

      If PhotoCure enters the United States marketplace with its PDT product, our sales revenues may decline.

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

OUR PRODUCTS MAY LOSE MARKET SHARE IF NEW MANUFACTURERS BEGIN PRODUCING COMPETING PRODUCTS THAT ARE ABLE TO PENETRATE OUR MARKET.

      WE HAVE LEARNED THAT COMPOUNDING PHARMACIES ARE PRODUCING A FORM OF AMINOLEVULINIC ACID HCL AND ARE MARKETING IT TO THE MEDICAL COMMUNITY.

      We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan(R) product. On January 31, 2005, we filed a lawsuit in the United States District Court for the District of Arizona against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement and of United States patent law. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,700. Also, on December 27, 2004, we filed a lawsuit in United States District Court for the District of Massachusetts against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of United States patent law. New England Compounding Pharmacy has filed an answer, including a defense alleging invalidity of our patents, and several counterclaims against us, and we have filed our response. The parties are now in the discovery stage of this litigation and we have been unable to predict the outcome of the lawsuit at this time. A tentative trial date has been set by the court for January 2007. We cannot be certain whether we will be successful in defending such counterclaims, however, we have not accrued any amounts for settlement at this time. While we believe that certain actions of these pharmacies go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these pharmacies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

      OUR PDT/PD COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE BETTER PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING EXPERTISE.

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

      PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. In July 2004, PhotoCure received FDA approval in the United States for its AK therapy. If PhotoCure enters into the marketplace based on receiving approval, its product will represent direct competition for our products.

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

      As of March 1, 2006 there were outstanding options and warrants to purchase 2,867,875 shares of common stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR SPECIALTY PHARMACEUTICAL AND BIOTECHNOLOGY STOCKS COULD RESULT IN SUDDEN CHANGES IN THE MARKET VALUE OF OUR STOCK.

      The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2005 to March 1, 2006, the price of our stock has ranged from a low of $6.57 to a high of $16.30. Factors that contributed to the volatility of our stock during the last 12 months included:

      o     quarterly levels of product sales;

      o     clinical trial results;

      o     general market conditions;

      o     increased marketing activities; and

      o     changes in third-party payor reimbursement for our therapy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      In May 1999, we entered into a five year lease for 16,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. In December 2001 we entered into a 15 year lease covering the entire building through November 2016. We have the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least 7 and one-half months prior to the date on which the termination would be effective. In October 2002, we entered into a five-year lease commitment for approximately 2,000 sq. ft., for our wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., replacing the space DUSA previously occupied.

Commencing in August 2002, we entered into a five year lease for office space for our Toronto location which accommodates the Toronto office of our Chief Executive Officer and shareholder services representative. See "Note 12(c) to the Company's Notes to the Consolidated Financial Statements".

ITEM 3. LEGAL PROCEEDINGS

      In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen's University at Kingston, Ontario, alleging that Australian Patent No. 624985 was invalid. Australian Patent No. 624985 is one of the patents covered by our agreement with PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University, relating to 5-aminolevulinic acid technology. PhotoCure instituted this proceeding on April 12, 2002 in the Federal Court of Australia, Victoria District Registry. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. On April 6, 2005, the Federal Court of Australia ruled that the patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product does not infringe the claims in the Australian patent. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, we do not expect that this decision is determinative of the validity of any other patents licensed by us from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. None of the parties have appealed the decision and the date to do so has expired. The parties, including PhotoCure's marketing partner, Galderma S.A., signed a Mediation Agreement in August 2004 to attempt to settle their disputes. The parties are negotiating a settlement agreement which is expected to be finalized in the first half of 2006.

      In December 2004, we filed a lawsuit against New England Compounding Center of Framingham, Massachusetts alleging violations of United States patent law in the United States Federal District Court in Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and several counterclaims against us, and we filed our response on April 5, 2005. The parties are now in the discovery stage of this litigation. A tentative trial date has been set by the court for January 2007. We are seeking injunctive relief, monetary damages and costs.

      In January 2005, we filed a lawsuit against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement, and of United States patent law in the United States District Court for the District of Arizona. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,700.

      In November of 2005 and January of 2006, we filed lawsuits against physicians in several states to prevent their continued use of versions of our Levulan (R) brand of aminolevulinic acid HCl (ALA) produced by compounding pharmacies, for use in our patented photodynamic therapy (PDT) treatment for actinic keratosis, basal cell carcinoma, acne and other dermatological conditions. The suits allege that ALA obtained from sources other than DUSA is being used by these physicians for patient treatments that are covered under patents exclusively licensed by DUSA, resulting in direct infringement of these patent(s). Additionally, some doctors are also being sued for misuse of DUSA's trademarks and for violations of the Lanham Act for using the Levulan (R) brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. Most of the physicians have entered Consent Judgments in which they admit the infringement and provide DUSA with the right to review their books and records. Two lawsuits are currently on-going.

      For other patent matters, see section entitled "Risk Factors - If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is traded on the NASDAQ National Market under the symbol "DUSA." The following are the high and low sales prices for the common stock reported for the quarterly periods shown.

Price range per common share by quarter, 2004:

            First      Second     Third      Fourth
           -------    -------    -------    -------
NASDAQ
High       $ 14.87    $ 13.50    $ 12.20    $ 14.41
Low           5.02       8.46       8.23       9.95

Price range per common share by quarter, 2005:

            First      Second     Third      Fourth
           -------    -------    -------    -------
NASDAQ
High       $ 16.30    $ 11.68    $ 11.33    $ 10.80
Low           8.70       8.33       8.50       8.67

      On March 1, 2006, the closing price of our common stock was $7.42 per share on the NASDAQ National Market. On March 1, 2006, there were 634 holders of record of our common stock.

      We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data set forth below has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF
OPERATIONS DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           2005             2004            2003         2002 (1)          2001
                                                       -------------   -------------   -------------   ------------   -------------
Revenues (1)                                           $ 11,337,461    $  7,987,656    $    970,109    $ 25,483,238   $  5,390,736
Net income (loss)                                       (14,998,709)    (15,628,980)    (14,826,854)      5,762,518     (7,358,096)
Basic and diluted net income (loss) per
   common share                                        $      (0.89)   $      (0.96)   $      (1.06)   $       0.42   $      (0.53)

CONSOLIDATED BALANCE SHEETS
DATA

                                                                                     AS OF DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           2005             2004            2003           2002           2001
                                                       -------------   -------------   -------------   ------------   -------------
Total assets                                           $  42,330,631   $  56,650,888   $  44,697,488   $ 60,949,973   $  75,864,221
Long-term obligations                                              -               -       1,247,500      1,517,500               -
Shareholders' equity                                      38,028,728      52,507,018      40,232,049     56,057,730      49,834,537

----------
(1) 2002 includes the recognition of approximately $20,990,000 in revenues, $2,638,000 in cost of product sales and $639,000 in research and development costs as a result of the termination of our former dermatology collaboration arrangement. These amounts were previously deferred and were being amortized into operations over periods ranging from 1 to 12.5 years.

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

OVERVIEW

      DUSA is a pharmaceutical company engaged primarily in the research, development and marketing of our first drug in combination with light devices to treat or detect a variety of conditions in processes known as photodynamic therapy or photodetection. Our drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, is being used with light, for use in a broad range of medical conditions. When we use Levulan(R) and follow it with exposure to light to treat a medical condition, it is known as Levulan(R) photodynamic therapy, or Levulan(R) PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions it is known as Levulan(R) photodetection, or Levulan(R) PD.

      Our products, the Levulan(R) Kerastick(R) 20% Topical Solution with PDT and the BLU-U(R) brand light source were launched in the United States, or U.S., in September 2000 for the treatment of actinic keratoses, or AKs, of the face or scalp under a former dermatology collaboration. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the United States Food and Drug Administration, or FDA, to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

      We are a vertically integrated company, primarily responsible for regulatory, sales, marketing, customer service, manufacturing of our Kerastick(R), and other related product activities. Our objectives include increasing the sales of our products in the United States and Canada, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe and/or other countries outside of the United States and Canada and Latin America and continuing our clinical development programs for our facial photodamage and moderate to severe acne indications. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. During 2004 we signed clinical trial agreements with the National Cancer Institute, or NCI, Division of Cancer Prevention, or DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia, or HGD, within Barrett's Esophagus, or BE, and oral cavity dysplasia treatment, and are working with the NCI DCP to advance the development of these programs. In addition, we continue to support independent investigator trials to advance research in the use and applicability of Levulan(R) PDT for other indications in dermatology, and selected internal indications. See sections entitled "Business
- Internal Indications" and "Business - Distribution".

      We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA(R), DUSA Pharmaceuticals, Inc.(R), Levulan(R), Kerastick(R) and BLU-U(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending. See sections entitled "Business - Licenses; and - Patents and Trademarks".

      On December 30, 2005, we entered into a merger agreement to acquire all of the common stock of Sirius Laboratories, Inc. of Vernon Hills, Illinois in exchange for cash and common stock of DUSA worth up to $30,000,000. The transaction is expected to close during the first quarter of 2006, subject to the terms and conditions in the Merger Agreement. Of the up to $30,000,000, $8,000,000 less certain expenses will be paid in cash upon closing, $17,000,000 was paid in shares of DUSA's common stock also upon closing, and up to $5,000,000 in cash or common stock, as DUSA determines, may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. The products acquired in this transaction, called the Sirius Merger, focus primarily on the treatment of acne vulgaris and acne rosacea. The DUSA shares are expected to be issued pursuant to Regulation D. The number of shares to be paid will be equal to $17,000,000 divided by the lesser of $10.10 or the average closing price of DUSA's shares on the NASDAQ Stock Market for the twenty (20) trading days prior to closing date.

      The closing is subject to certain closing conditions as previously disclosed which if not met, would provide a party the right to terminate the Merger Agreement. See section entitled "Business - General." If the Merger Agreement is terminated, a break-up fee in the amount of $250,000 might be due from one party to the other. In addition, DUSA has incurred approximately $800,000 of direct acquisition related costs which will affect the statement of operations if the transaction does not close. We cannot be certain that the merger will close.

      Historically, we devoted most of our resources to fund research and development efforts in order to advance the Levulan(R) PDT/PD technology platform. More recently, we have also devoted significant resources to our sales and marketing efforts. As a result, we have experienced significant operating losses. During the quarter ended September 30, 2005, the Company eliminated 14 staff positions, representing 16% of the workforce, to align headcount more closely with management's assessment of its resource requirements at that time. These workforce reductions were made across all functions of the Company. As a result of these actions the Company recorded a restructuring charge of approximately $150,000. As of December 31, 2005, the Company had paid all of its obligations under the restructuring plan. As of December 31, 2005, we had an accumulated deficit of approximately $89,537,000. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our therapy by the medical and consumer constituencies, and our ability to develop and/or acquire new profitable products.

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

      Marketing and sales activities since the October 2003 launch of our sales force have resulted in significant additional revenues as well as expenses. Kerastick(R) unit sales to end-users were 100,668 and 76,482 for the twelve months ended December 31, 2005 and 2004, respectively, consisting of 87,210 and 69,870 units sold in the U.S., and 13,458 and 6,612 units sold in Canada, in 2005 and 2004 respectively. A summary of quarterly Kerastick(R) unit sales to end users during the periods ended December 31, 2005 and 2004 is indicated below:

                                       2005
                 -----------------------------------------------
                   Q1        Q2        Q3        Q4       TOTAL
                 ------    ------    ------    ------    -------
UNITED STATES    24,900    16,506    17,766    28,038     87,210

CANADA            3,804     3,666     2,520     3,468     13,458

                 ------    ------    ------    ------    -------
     TOTAL       28,704    20,172    20,286    31,506    100,668

                 ======    ======    ======    ======    =======

                                      2004
                 ----------------------------------------------
                   Q1        Q2        Q3        Q4       TOTAL
                 ------    ------    ------    ------    ------
UNITED STATES    12,054    16,002    18,870    22,944    69,870

CANADA                -     1,908     1,326     3,378     6,612

                 ------    ------    ------    ------    ------
     TOTAL       12,054    17,910    20,196    26,322    76,482

                 ======    ======    ======    ======    ======

      The net number of BLU-U(R) units placed in doctors' offices during the twelve months ended December 31, 2005 and 2004 was 423 and 508, respectively, including 94 and 101 placed in Canada in 2005 and 2004, respectively. As of December 31, 2005 and 2004 there were 1,337 and 914 units in doctor's offices, consisting of 1,142 and 813 in the U.S. and 195 and 101 in Canada in 2005 and 2004,
respectively. In addition, during 2005 we began a BLU-U marketing effort to allow prospective customers to evaluate a BLU-U for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated useful life for the equipment of 3 years.

      We have continued our efforts to penetrate the market by expanding our sales coverage in key geographic locations. See section entitled "Management's Discussion and Analysis - Results of Operations, Marketing and Sales Costs". We are encouraged with the year-over-year increase in sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan PDT should become a routine part of standard dermatological practice. We are currently exploring opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and/or other countries outside of the United States and Canada following our recently completed agreement with Stiefel Laboratories, Inc. We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near term.

      We believe that the issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption in the past. We have continued to support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology, or AAD, on matters related to the PDT procedure fee and the separate drug reimbursement fee. Doctors can also bill for any applicable visit fees. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan(R) PDT for AK's Ambulatory Patient Classifications code ("APC code") was increased. The APC code is used by many hospitals. The CMS Current Procedural Terminology code ("CPT code"), which is used by private physician clinics using Levulan(R) PDT for treating AKs was not increased for 2006 (i.e. it will be unchanged from 2005 levels). DUSA had expected reimbursement under the CPT code to increase on January 1, 2006; however, we now believe that the increase will not be effective until January 1, 2007 based on information from CMS and the AAD. We are aware that some physicians believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices. We continue to support ongoing efforts that might lead to further increases in reimbursement in the future; and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face.

      Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

      We have been encouraged by the positive response from many physicians and patients who have used our therapy, but we recognize that we have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. While our financial position is strong, we cannot predict when product sales may offset the costs associated with these efforts. We are aware that physicians have been using Levulan(R) with the BLU-U(R) using short incubation, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called `off-label' uses, we believe that these activities are positively affecting the sales of our products.

      We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. We believe that these activities are negatively impacting our sales growth. Therefore in December 2004 and in January 2005, we filed lawsuits against two compounding pharmacies and several physicians. See section entitled "Legal Proceedings".

      As of December 31, 2005, we had a staff of 64 full-time employees and 2 part-time employee, as compared to 65 full-time employees and 4 part-time employees at the end of 2004, including marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. During 2005, we increased the size of our sales force to 26 from 22 at the end of 2004. During 2005 we eliminated 14 positions through a restructuring action, representing 16% of our workforce, to align headcount more closely with our assessment of our resource requirements at this time. These workforce reductions were made across all functions of the Company. We anticipate that this reduction in staff will reduce our future operating costs by $1,400,000 on an annualized basis. We may add and/or replace employees during 2006 as business circumstances deem necessary.

2005 TRANSACTIONS

      During 2005 and early 2006, DUSA entered into a number of transactions, all designed to foster future growth of its Levulan(R) PDT and early 2006 platform.

      ENTERED INTO EXCLUSIVE MARKETING, DISTRIBUTION AND SUPPLY AGREEMENT WITH STIEFEL LABORATORIES - In January, 2006, we announced that we had entered into an exclusive Marketing, Distribution and Supply Agreement (the "Agreement") with Stiefel Laboratories, Inc. ("Stiefel") covering current and future uses of DUSA's proprietary Levulan(R) Kerastick(R) for photodynamic therapy (PDT) in dermatology. The Agreement, grants Stiefel an exclusive right to distribute, promote and sell the Levulan(R) Kerastick(R) in the western hemisphere from south of and including Mexico and all other countries in the Caribbean, excluding United States territories (collectively, the "Territory"). DUSA will manufacture and supply to Stiefel on an exclusive basis in the Territory all of Stiefel's reasonable requirements for the product. The Agreement, which has an initial term of ten years, will expand the distribution of Levulan(R) beyond the North American market for the first time into Mexico, Central and South America. DUSA has completed its portion of the Brazilian regulatory submission for the use of Levulan PDT for actinic keratoses. Effective with the signing of the Agreement, Stiefel will complete final integration and submission of the data to the Brazilian regulatory agency with market launch expected in late 2006 or early 2007. Stiefel will prepare and file the regulatory applications in other countries in the Territory subject to the terms of the Agreement. The parties have certain rights to terminate the Agreement prior to the end of the initial term, and Stiefel has an option to extend the term for an additional ten years on mutually agreeable terms and conditions.

      SIGNED MERGER AGREEMENT TO ACQUIRE SIRIUS LABORATORIES, INC. - In December, 2005, we signed a definitive Merger Agreement to acquire all of the common stock of Sirius Laboratories Inc. of Vernon Hills, Illinois in exchange for cash and common stock worth up to $30,000,000. Sirius is a privately held dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Closing of the transaction is expected in the first quarter of 2006, subject to the terms and conditions in the Merger Agreement. Of the up to $30,000,000, $8,000,000 less certain expenses will be paid in cash upon closing, $17,000,000 will be paid in shares of DUSA's common stock also upon closing in a private placement, and up to $5,000,000 in cash or common stock may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products.

      LAWSUITS FILED FOR INFRINGEMENT OF OUR LEVULAN(R) PHOTODYNAMIC THERAPY PATENTS- In November 2005, we filed lawsuits against physicians in California, Florida, and Tennessee to prevent their continued use of versions of its Levulan(R) brand of aminolevulinic acid HCl (ALA) produced by compounding pharmacies, for use in DUSA's patented photodynamic therapy (PDT) treatment for actinic keratosis, basal cell carcinoma, acne and other dermatological conditions. Additionally, some doctors were sued for misuse of DUSA's trademarks and for violations of the Latham Act for using the Levulan(R) brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. We also sued two compounding pharmacies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods and that can significantly affect our financial position and results of operations. Our accounting policies are disclosed in Note 2 to the Consolidated Financial Statements. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We consider the following policies and estimates to be critical to our financial statements.

      REVENUE RECOGNITION - Revenues on product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is reasonable expectation of collection. Product sales made through distributors have been recorded as deferred revenue until the product is sold by our distributors to the end user. Although we make every effort to assure the reasonableness of our estimates, significant unanticipated changes in our estimates due to business, economic, or industry events could have a material impact on our results of operations.

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

      VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and
(iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At December 31, 2005 and 2004, respectively, total property, plant and equipment had a net carrying value of $2,972,000 and $3,482,000 including $2,233,000 at December 31, 2005 associated with our manufacturing facility. As of December 31, 2005 and 2004, respectively, we had intangible assets totaling $150,000 and $197,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to a light source supplier related to an amendment to our agreement and to a licensor related to the reacquisition of our product rights in Canada.

      STOCK-BASED COMPENSATION - Prior to January 1, 2006, we used the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion ("APB") No. 25, and to provide disclosures based on the fair value method in the Notes to the Consolidated Financial Statements as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, as amended. Stock or other equity-based compensation for non-employees is accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period which, in the case of stock options, is generally the vesting period.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS Statement No. 123. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006 will be required to measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in its financial statements if the requisite service to earn the award is provided. The pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The adoption of SFAS No. 123(R) will not affect the Company's cash flow, but it will materially increase the Company's net loss and basic and diluted loss per common share. In accordance with SFAS 123R, the Company will recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005.

      For 2006, total stock-based compensation expense is estimated to be in the range of $1,500,000 to $2,500,000. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions including, among other items, projected option grants, volatility measures using a combination of historical and current and historical implied volatility, and expected life estimates for officer and non-officer employee groups. The amount of the 2006 grants, if any, have not yet been determined and could result in a change to the amounts included in the range reflected above. Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over approximately two years, amounted to $3,300,000 at December 31, 2005 net of forfeitures.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO 2004

      REVENUES - Total revenues for the year ended December 31, 2005 were $11,337,000, as compared to $7,988,000 in 2004 and were comprised of the following:

                                       2005             2004           INCREASE
                                   ------------     ------------     ------------
KERASTICK(R) REVENUES
         United States             $  7,957,000     $  5,450,000     $  2,507,000
         Canada                         935,000          401,000          534,000
                                   ------------     ------------     ------------
                Total              $  8,892,000     $  5,851,000     $  3,041,000

BLU-U(R) REVENUES
         United States             $  1,930,000     $  1,795,000     $    135,000
         Canada                         515,000          342,000          173,000
                                   ------------     ------------     ------------
                Total              $  2,445,000     $  2,137,000     $    308,000

                                   ------------     ------------     ------------
           Total product sales     $ 11,337,000     $  7,988,000     $  3,349,000
                                   ============     ============     ============

      For the year ended December 31, 2005, overall Kerastick(R) unit sales to end-users were 100,668, including 87,210 sold in the United States and 13,458 sold in Canada by Coherent-AMT, our Canadian marketing and distribution partner. This represents an increase from 76,482 Kerastick(R) units sold in the year ended December 31, 2004, including 69,870 sold in the United States, and 6,612 sold in Canada by Coherent-AMT. The increase in Kerastick(R) revenues for 2005 compared with 2004 is attributable to increased sales volumes, an increase in our average unit selling price, increased levels of our direct distribution to customers and a reduction in our overall sales volume discount programs. Our average net selling price for the Kerastick(R) increased to $88.33 for 2005 from $76.50 in 2004. Our average net selling price for the Kerastick(R) includes sales made directly to our end-user customers, as well as sales made to our distributors, both in the United States and Canada.

      The increase in 2005 BLU-U(R) revenue was driven by an increase in our average selling price, which increased to $6,542 in 2005 from $4,368 in 2004. During 2005, there were 368 units sold versus 489 units in 2004. The 2005 total consists of 276 units sold in the United States and 92 units sold in Canada by Coherent-AMT. The 2004 total consists of 398 sold in the United States and 91 sold in Canada. The decrease in BLU-U(R) units sold in 2005 compared to 2004 is due primarily to the implementation of a more focused sales strategy aimed at increasing Kerastick(R) sales volumes in existing accounts; as well as a decrease in BLU-U(R) discounting programs. During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At December 31, 2005, there were 80 units in the field pursuant to this evaluation program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years. Revenues pursuant to the evaluation program were not significant in 2005.

      The increase of both Kerastick(R) and BLU-U(R) revenues during 2005 is a result of the increased efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices, increased our direct selling and distribution efforts, while still maintaining the services of one external distributor, and reduced our overall sales volume discount programs, all of which have had a positive impact on our average selling prices during 2005. Sales must increase significantly from these levels in order for us to become profitable. We remain confident that we are in a good position to exploit our therapy and that sales will continue to increase through increased consumption of the Kerastick(R) by our existing customers as well as the addition of new customers.

      COST OF PRODUCT SALES AND ROYALTIES - Cost of product sales and royalties for the year ended December 31, 2005 were $6,214,000, as compared to $3,875,000 in 2004. The components of cost of product sales and royalties for the years ended December 31, 2005 and 2004, including direct and indirect costs to support our product are provided below:

                                                                                                                          INCREASE
KERASTICK(R) COST OF PRODUCT REVENUES AND ROYALTIES                                           2005           2004        (DECREASE)
                                                                                           ----------     ----------     ----------
Direct Kerastick Product Costs                                                             $1,771,000     $1,478,000     $  293,000
Other Kerastick(R) Product costs including internal costs assigned
  to support products                                                                       1,357,000        261,000      1,096,000
Royalty and Supply fees (1)                                                                   456,000        285,000        171,000
                                                                                           ----------     ----------     ----------
              Total Kerastick(R) cost of  product revenues and royalties                   $3,584,000     $2,024,000     $1,560,000
                                                                                           ==========     ==========     ==========

                                                                                                                          INCREASE/
BLU-U(R) COST OF PRODUCT REVENUES                                                             2005           2004        (DECREASE)
                                                                                           ----------     ----------     ----------
Direct BLU-U(R) Product costs (2)                                                          $1,249,000     $       -      $1,249,000
Other BLU-U(R) Product costs including internal costs
  assigned to support products; as well as costs
  incurred to ship, install and service the BLU-U(R)
  in physicians offices                                                                     1,381,000      1,851,000       (470,000)
                                                                                           ----------     ----------     ----------
Total BLU-U(R)  cost of product revenues                                                   $2,630,000     $1,851,000     $  779,000
                                                                                           ----------     ----------     ----------
TOTAL COST OF PRODUCT REVENUES AND ROYALTIES                                               $6,214,000     $3,875,000     $2,339,000
                                                                                           ==========     ==========     ==========

----------
1) Royalty and supply fees are paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and starting in 2004, amortization of an upfront fee and a royalty are paid to Draxis, DUSA's former parent, on sales of the Levulan(R) Kerastick(R) in Canada.

2) Although there were direct BLU-U(R) product revenues in 2004, there were no related direct BLU-U(R) product costs as these units had a zero book value due to inventory impairment charges recorded during 2002.

      MARGINS - Total product margins for the year ended December 31, 2005, were $5,124,000 as compared to $4,113,000 for the year ended December 31, 2004, as shown below:

                                                                       INCREASE/
                                 2005                  2004            (DECREASE)
                          ------------------     ----------------     ------------
Kerastick(R)              $ 5,308,000   60%      $ 3,827,000  65%     $ 1,481,000
BLU-U(R)                     (184,000)  (8)%         286,000  13%        (470,000)
                          -----------            -----------          -----------
         Total Margin     $ 5,124,000   45%      $ 4,113,000  51%     $ 1,011,000
                          ===========            ===========          ===========

      Kerastick(R) margins for the year ended December 31, 2005, were 60% compared to 65% for the year ended December 31, 2004. The decrease in the Kerastick(R) margin percentage for the year ended December 31, 2005 is due primarily to an increase in unabsorbed manufacturing expenses incurred in 2005. In general, we have been operating our Kerastick(R) manufacturing plant well below capacity, resulting in underutilization charges, which have negatively impacted margins. Due to this situation, we are realizing fluctuations in our margins as a result of both the timing of production and unabsorbed expenses. This has been somewhat offset by an increase in the overall selling price per unit. Our long-term goal is to achieve higher margins on Kerastick(R) sales, which is significantly dependent on increased volume.

      BLU-U(R) margins for the year ended December 31, 2005, were (8)% compared with 13% for the year ended December 31, 2004. The erosion on margin is directly attributable to the fact that in 2005 we sold newly purchased units with an associated production cost, whereas during 2004 period, we sold units which had a zero net book value due to inventory impairment charges recorded during 2002 following termination of an agreement with a marketing partner. The margin erosion is somewhat offset by an increase in the overall selling price per unit and a decrease in Other BLU-U(R) Product costs. Our short-term strategy is to break-even on device sales in an effort to drive Kerastick(R) sales volumes. However, our longer term goal is to move towards a reasonable profit margin on all device sales.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs for the year ended December 31, 2005 and 2004 were $5,588,000 as compared to $6,490,000 in 2004.

      Contributing to the decrease in spending in 2005 compared with 2004 is the receipt of a refund from the FDA for our 2003 and 2004 product and registration fees in the amount of approximately $530,000.

                                                                                            INCREASE/
                                                             2005             2004         (DECREASE)
                                                         ------------     -----------     ------------
Research & Development costs incurred                    $ 6,118,000      $ 6,490,000     $  (372,000)
Refund of FDA product and registration fees                 (530,000)               -        (530,000)
                                                         -----------      -----------     -----------
              Total Research and Development Expense     $ 5,588,000      $ 6,490,000     $  (902,000)
                                                         ===========      ===========     ===========


      During the fourth quarter of 2004, we initiated a DUSA-sponsored Phase II study which we recently completed. This 72 patient, investigator blinded study was designed to examine various safety and efficacy parameters as a function of varying Levulan/vehicle incubation times, namely 15, 60 and 120 minutes. Patients were randomized within each incubation group so that 18 subjects received 'Levulan BLU-U' and six received `BLU-U alone'. There were no formal placebo arms in this study. Up to four PDT treatments were given at 2-week intervals. The primary efficacy parameters were the percent change in total acne lesion count for inflammatory, non-inflammatory, and total lesions at 4 and 8 weeks after the final PDT session. Acne severity scores (grades 0 - 4) were also assessed. Safety and tolerability were also followed throughout the study. The results of the study indicate that both `Levulan BLU-U' and `BLU-U alone' appear to effectively reduce the number of both inflammatory and non-inflammatory acne lesions. Given the higher than anticipated `BLU-U alone' response rate using this protocol, the study was not powered (sized) to discern differences between these arms. Using an intent-to-treat analysis, at the Week 8 time point, the median percent decrease in total lesion count, (inflammatory plus non-inflammatory) for Levulan BLU-U and BU-U alone was 61% and 80%, respectively. In the overall Acne Severity Assessment at the Week 8 time point, the Levulan BLU-U group showed 7/18 (39%) of subjects had at least 2 grades of improvement in their acne, compared with 4/6 (67%) in the BLU-U alone group.

In the group of 28 patients with the most severe (Grade 4) acne, which included those with the highest number of inflammatory lesions at baseline (> or = 60 lesions), the total lesion count at Week 8 decreased in the Levulan BLU-U group, whereas total lesion count at Week 8 increased in the BLU-U alone group. Treatment was well tolerated in both arms of the study with no unanticipated adverse events being reported. Side effects were minimal. In the 15-minute Levulan BLU-U group, no PDT treatments were discontinued due to pain, and at the Week 8 time-point, there were no significant differences between the groups in erythema, edema or hyperpigmentation. The results of this study suggest that for future development of the acne indication for Levulan PDT, those patients with the most severe form(s) of acne should receive the greatest benefit.

      In February 2006, we reported the interim analysis results from our 80 patient, multi-center Phase II split-face clinical study of PDT in the treatment of photodamaged skin using the Levulan(R) (aminolevulinic acid HCl, ALA) Kerastick(R) in combination with either the Company's BLU-U(R), an Intense Pulsed Light, or IPL, or a Long Pulsed Dye Laser, or LPDL, Each patient served as his or her own control, using a 'split-face' design. Following skin cleansing with an acetone solution, and approximately 60 minutes of drug and/or vehicle incubation, light treatment with a fixed dose was given using one of the three light sources. Up to 3 treatments were given, 3 weeks apart. Interim results were assessed at Weeks 9 and 12. The protocol includes additional follow-up visits scheduled for Weeks 26 and 52.

      The goal of the study was to guide selection of light source(s) for future development in the treatment of photodamaged skin, using the Company's proprietary Levulan PDT technology. The study was not designed to detect differences between the light sources.

      At Week 12, Levulan PDT with BLU-U light demonstrated material improvement in photodamaged skin, in comparison to BLU-U and vehicle. Statistical significance in net changes from baseline scores was achieved in 2 parameters of photodamage, namely mottled pigmentation (p=0.0348) and tactile roughness (p=0.0455). In addition, the trend toward improvement in a number of parameters was notably greater at Week 12 than Week 9, without any additional treatments with Levulan, which suggests that other parameters may also reach statistical significance over time. Specifically, Levulan with BLU-U showed greater improvements in mottled pigmentation, tactile roughness, fine wrinkling, sallowness and Global Photodamage Score (i.e. all the parameters that were measured except for telangiectasia (small blood vessels in the skin)), compared with areas treated with BLU-U and vehicle. BLU-U by itself is not known to have any effects on photodamaged skin.

      These results support the conclusions of a prior independent study by Touma et al (2004), using Levulan with BLU-U versus BLU-U alone, that achieved statistical significance with the addition of Levulan in all photodamage parameters measured, other than deep wrinkles. In that study, the investigators treated more severely sun-damaged patients, each with a minimum of 4 actinic keratoses. They also used twice the dose of blue light compared to the current study (10 vs. 5 Joules/cm2), and drug incubation times ranging from 1-3 hours.

      IPL by itself has previously been shown in independent studies to significantly improve photodamage, predominantly by targeting brown discoloration and red blood vessels. Therefore, as would be expected, at Week 12, significant improvement in photodamage was seen with IPL and vehicle, especially with respect to mottled pigmentation and telangiectasia. With the addition of Levulan, there was a trend toward even greater improvement in all parameters of photodamage except for mottled pigmentation, although these trends did not achieve statistical significance. However, similar to the BLU-U results, the trend toward improvement was notably greater at Week 12 than Week 9 without any additional treatments with Levulan, and additional follow up is scheduled at weeks 26 and 52.

      These results support the conclusions of prior independent studies by Dover et al (2005), Alster et al (2005), and Gold et al (in press) using Levulan with IPL versus IPL alone for photodamage. All of these studies reported significant benefits from the addition of Levulan to IPL, especially in patients with significant photodamage. In addition, although IPL itself does not treat pre-cancerous cell damage, such as actinic keratoses, when combined with Levulan
(ALA) to produce a PDT effect, IPL has been reported to effectively remove these lesions (Avram and Goldman, 2004, Ruiz-Rodrigues, 2002).

      With LPDL, as would be expected, there was significant improvement in photodamaged skin with LPDL and vehicle, especially with respect to telangiectasia, the primary target of this device. However, with LPDL, the addition of Levulan for the treatment of photodamage did not lead to any discernable differences in photodamage parameters between the two groups, as suggested by the results of an earlier study (Smith et al, 2004).

      In general, safety was excellent in all groups, but treatment using Levulan with BLU-U was better tolerated than treatment with IPL or LPDL (with or without Levulan) i.e. the frequency and severity of stinging and burning during treatment was greater with IPL and LPDL (with or without Levulan) compared to Levulan with BLU-U, and for BLU-U with vehicle. Levulan with BLU-U was also easy to use and less operator dependent.

      During September 2005, the FDA issued a new draft guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. As a result of the issuance of this guidance, in combination with the results of our Phase II study, we believe that additional Phase II work will be required before we commence Phase III acne trials. As our Phase II clinical trials proceed, and especially at such time as we may commence Phase III trials in these indications, research and development expenses are expected to increase significantly. We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which could cause research and development expenses to increase.

      On September 27, 2004, DUSA signed a clinical trial agreement with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia within Barrett's Esophagus. In addition, to further our objectives concerning treatment of internal indications using Levulan(R) photodynamic therapy ("PDT"), on November 4, 2004, we signed an additional clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare overall clinical development plans for Levulan(R) PDT in these indications, starting with Phase I/II trials, and continuing through Phase III studies, if appropriate. DUSA and the NCI DCP have prepared outlines of clinical studies in both indications. The NCI DCP is currently working with, DUSA and investigators to finalize the clinical trial designs. The NCI DCP will use its resources to file its own Investigational New Drug applications with the FDA. Our costs related to these studies will be limited to providing Levulan(R), device(s) and the necessary training for the investigators involved. All other costs of these studies will be the responsibility of the NCI DCP. We will maintain full ownership of our existing intellectual property, have options on new intellectual property and, subject to successful Phase II and III clinical trial results, intend to seek FDA approvals in due course. In preparation for new Phase II clinical trials for the treatment of high-grade dysplasia associated Barrett's esophagus, our small single-center pilot Phase II clinical trial using our new proprietary endoscopic light delivery device is continuing.

      We have entered into a series of agreements for our research projects and clinical studies. As of December 31, 2005, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $1,775,000 for 2006. This amount does not include any amounts which may become due to photonamic GmbH & Co. KG under the terms of our License and Development Agreement. See Note 13(f) to the Notes to the Consolidated Financial Statements. We expect research and development costs to increase in 2006 as compared to 2005 as we continue to invest in our clinical programs.

      MARKETING AND SALES COSTS -- Marketing and sales costs for the year ended December 31, 2005 were $9,069,000 as compared to $7,622,000 for 2004. These costs consist of overhead expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $6,934,000 in 2005 and $5,268,000 in 2004. These increases were mainly attributable to the expansion of our sales force during 2005 and related marketing activities. The remaining expenses consist of trade shows, miscellaneous marketing expenses and outside consultants totaling $2,135,000 in 2005 and $2,354,000 in 2004. For 2006, we expect marketing and sales costs will increase from 2005 levels reflecting our increased efforts to generate higher sales volumes; as well as, a full year impact of our sales force expansion that took place during 2005.

      GENERAL AND ADMINISTRATIVE COSTS -- General and administrative expenses for the year ended December 31, 2005, decreased to $6,703,000 as compared to $7,210,000 for 2004. The increase/decrease is mainly attributable to lower legal expenses of $1,902,000 as compared to $3,144,000 in the comparable period in 2004, due to the absence of patent litigation costs in Australia as the final hearing in the PhotoCure litigation described below was held in 2004. The savings related to the Australian litigation is partially offset by patent litigation costs against compounding pharmacies and physicians, as described below. Additionally, general corporate expenses, including increased personnel related costs, have increased as our business has expanded. For 2006, we expect general and administrative costs to be relatively consistent with 2005 levels. General and administrative costs are highly dependent on our legal expenses, which are difficult to predict.

      OTHER INCOME, NET -- Other income for the year ended December 31, 2005, decreased to $1,388,000, as compared to $1,580,000 in 2004. This decrease reflects a reduction in our average investable cash balances during 2005 as we used cash to support our operating activities. We expect other income, net will decrease in 2006 as we continue to use cash in support of our operations, our capital requirements and corporate transactions, particularly upon the expected closing of the merger with Sirius Laboratories, Inc.

      INCOME TAXES -- There is no provision for income taxes due to ongoing operating losses. As of December 31, 2005, we had net operating loss carryforwards of approximately $79,261,000 and tax credit carryforwards of approximately $2,521,000 for Federal reporting purposes. These amounts expire at various times through 2024. See Note 8 to the Notes to the Consolidated Financial Statements. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2005 and 2004.

      NET LOSS -- For the year ended December 31, 2005, we recognized a net loss of $14,999,000, or $0.89 per share, as compared to $15,629,000, or $0.96 per share, for the year ended 2004. Net losses are expected to continue until product sales to physicians offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.

      YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO 2003

      REVENUES -- Total revenues for the year ended December 31, 2004, were $7,988,000, as compared to $970,000 in 2003 and were comprised of the following:

                                     2004               2003            INCREASE
                                   ----------         --------         ----------
KERASTICK(R) PRODUCT REVENUES
      United States                $5,450,000         $901,000         $4,549,000
      Canada                          401,000                -            401,000
                                   ----------         --------         ----------
          Total                    $5,851,000         $901,000         $4,950,000

BLU-U(R) PRODUCT REVENUES
      United States                $1,795,000         $ 69,000         $1,726,000
      Canada                          342,000                -            342,000
                                   ----------         --------         ----------
          Total                    $2,137,000         $ 69,000         $2,068,000
                                   ----------         --------         ----------
        Total Product Revenues     $7,988,000         $970,000         $7,018,000
                                   ==========         ========         ==========

      The increase in 2004 product revenues reflects sales to physicians of 76,482 Kerastick(R) units, as compared to 11,172 Kerastick(R) units in 2003, and an increase in the BLU-U(R) units in place in physician's offices of 914 units as of December 31, 2004, up from 406 units at December 31, 2004. With respect to U.S. Kerastick(R) sales, we increased our direct selling and distribution efforts, while still maintaining the services of one external distributor.

      On March 31, 2004, DUSA signed an exclusive marketing and distribution agreement for the Kerastick(R) and BLU-U(R) in Canada with Coherent-AMT Inc. ("Coherent"), a leading Canadian medical device and laser distribution company. Following receipt of regulatory approval from Health Canada, Coherent began marketing the BLU-U(R) for moderate inflammatory acne in April 2004, and the Kerastick(R) for the PDT treatment of non-hyperkeratotic actinic keratoses, or AKs, in June 2004. DUSA recognizes product sales when Coherent sells the Kerastick(R) and/or the BLU-U(R) to the end-user, as the price is fixed and final at that point. Kerastick(R) product sales through our Canadian distributor for the year ended December 31, 2004 were 6,612, and there were 101 BLU-U(R) units in physician's offices as of December 31, 2004.

      The increase of Kerastick(R) and BLU-U(R) revenues in the U.S. during 2004 is a result of the efforts of a larger sales force, and related marketing and sales activities. In addition, the increase in BLU-U(R) placements was caused, in part, by our ability to sell the BLU-U(R) to physicians as a stand alone device for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions following FDA clearance in September 2003. BLU-U(R) sales during the quarter ended December 31, 2004 decreased as expected, compared with the prior quarter, due to a planned price increase that became effective at the beginning of the fourth quarter, and a decreased emphasis on BLU-U(R) placements by our sales-force, in light of diminishing BLU-U(R) inventory levels at that time. We ordered additional BLU-U(R) units in the fourth quarter of 2004, and started to be re-supplied during the first quarter of 2005. As we experienced a backlog until the new supply of light sources started to become available, BLU-U(R) revenues were limited during the fourth quarter of 2004, and were limited until being re-supplied during the first quarter of 2005.

      Although the level of Kerastick(R) sales to end-users for 2004 was substantially higher than the level in the prior year, we significantly increased the size of our sales force and geographic reach during 2004.

      COST OF PRODUCT REVENUES AND ROYALTIES -- Cost of product revenues and royalties for the year ended December 31, 2004 were $3,875,000, as compared to $3,481,000 in 2003. The components of cost of product revenues and royalties for the years ended December 31, 2004 and 2003, including direct and indirect costs to support our product are provided below:

KERASTICK(R) COST OF PRODUCT REVENUES AND ROYALTIES

                                                                                                              INCREASE
                                                                               2004              2003        (DECREASE)
                                                                            ----------       ----------      ----------
Direct Kerastick(R) Product Cost s(1)                                       $1,478,000         $216,000      $1,262,000
Other Kerastick Product costs including internal costs assigned to
   support products                                                            261,000        1,972,000      (1,711,000)
Royalty and supply fees (3)                                                    285,000           74,000         211,000
                                                                            ----------       ----------      ----------
        Total Kerastick(R) cost of  product revenues and royalties          $2,024,000       $2,262,000      $ (238,000)
                                                                            ==========       ==========      ==========

BLU-U(R) COST OF PRODUCT REVENUES

                                                                                                              INCREASE
                                                                               2004             2003         (DECREASE)
                                                                            ----------       ----------      ----------
Other BLU-U(R) Product costs including internal costs assigned to support products; as well as costs incurred to ship, install
   and service the BLU-U(R) in physicians offices (2)                        1,851,000        1,219,000        632,000
                                                                            ----------       ----------       --------
        Total BLU-U(R) cost of  product revenues                            $1,851,000       $1,219,000       $632,000

        TOTAL COST OF PRODUCT REVENUES AND ROYALTIES                        $3,875,000       $3,481,000       $394,000
                                                                            ==========       ==========       ========

----------
(1)The decrease in product costs for 2004 primarily reflects the capitalization of labor and overhead associated with the manufacture of Kerastick(R) units in our facility. These costs were expensed in the prior year due to the absence of production.

(2)Although there were direct BLU-U(R) product sales in 2004 and 2003, there were no related direct BLU-U(R) product costs as these units had a zero book value due to inventory impairment charges recorded during 2002.

(3) Royalty and supply fees are paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and starting in 2004, amortization of an upfront fee and a royalty are paid to Draxis, DUSA's former parent, on sales of the Levulan(R) Kerastick(R) in Canada.

      MARGINS -- Total product margins for the year ended December 31, 2004, were $4,113,000 as compared to $(2,511,000) for the year ended December 31, 2003, as shown below:

                                                                INCREASE/
                       2004              2003                  (DECREASE)
                    ----------        -----------              ----------
Kerastick(R)        $3,827,100  65%   $(1,361,000)   (151)%    $5,188,000
BLU-U(R)               286,000  13%   $(1,150,000)  (1,660)%    1,436,000
                    ----------        -----------              ----------
     Total Margin   $4,113,000  51%   $(2,511,000)   (259)%    $6,624,000
                    ==========        ===========              ==========

      Kerastick(R) margins for the year ended December 31, 2004, were 65% compared to (151)% for the year ended December 31, 2004. The increase in the Kerastick(R) margins, in terms of both dollars and percentages, for the year ended December 31, 2004 is due primarily to the capitalization of labor and overhead associated with the manufacture of Kerastick(R) units in our facility in 2004. These costs were expensed in 2003 due to the absence of production.

      BLU-U(R) margins for the year ended December 31, 2004, were 13% compared with (1,660) % for the year ended December 31, 2003. The increase in margin is directly attributable to increased BLU-U(R) revenues during 2004 with no associated direct costs, since the units being sold in both 2003 and 2004 had a zero book value due to an inventory impairment charge recorded in 2002.

      RESEARCH AND DEVELOPMENT COSTS -- Research and development costs for the year ended December 31, 2004, were $6,490,000 as compared to $5,404,000 in 2003. This increase reflects the preparation work associated with initiating the Phase II photodamaged skin trial, protocol finalization and initiation of our Phase II acne trial, and the start of our Phase II pilot study for Barrett's esophagus offset, in part, by lower third-party expenditures for our FDA mandated Phase IV clinical study of the long-term efficacy of the Kerastick(R). This FDA mandated Phase IV study was completed in late 2003 and we incurred only limited costs to file the final report with the FDA in 2004. We concentrated our dermatology development program on indications that use our approved Kerastick(R). Based on market research that was completed in 2003, we moved forward with our Phase II clinical studies for use of Levulan(R) PDT in photodamaged skin and moderate to severe acne vulgaris. We initiated the photodamaged skin study during the second quarter of 2004, and a Phase II study on Levulan(R) PDT for the treatment of acne vulgaris at the end of October 2004. In addition, 2004 expenses included compensation of $241,000 for the services of 3 consultants. These consultants originally received 30,000 fully vested stock options as compensation which were subsequently repurchased for $240,000 in December 2004 in response to new guidelines of pharmaceutical industry groups that prohibit physicians from having an ownership interest in companies with which they are affiliated.

      MARKETING AND SALES COSTS -- Marketing and sales costs for the year ended December 31, 2004, were $7,622,000 as compared to $2,494,000 for 2003. These costs consisted of overhead expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $5,268,000 in 2004 and $1,297,000 in 2003. The remaining expenses consisted of trade shows, miscellaneous marketing expenses and outside consultants totaling $2,354,000 in 2004 and $1,197,000 in 2003. These increases were mainly attributable to the launch of our direct sales force in October 2003 and related marketing and sales activities.

      As of December 31, 2004, our sales force was comprised of 22 direct sales professionals, including managers and representatives, and various independent representatives in key target markets.

      GENERAL AND ADMINISTRATIVE COSTS -- General and administrative expenses for the year ended December 31, 2004 increased to $7,210,000 as compared to $6,344,000 for 2003. Other than legal costs as described below, this increase was mainly attributable to a higher level of general corporate expenses to support our expanding business, including an increase in audit and consulting fees primarily related to Sarbanes Oxley compliance work of $285,000, an increase in personnel related costs of $335,000, and an increase in general corporate expenses of $354,000. General and administrative costs also included legal expenses incurred in 2004 of $3,144,000 and $3,253,000 in 2003, due primarily to the PhotoCure patent litigation costs in Australia. Total patent defense costs in 2004 were $2,150,000 as compared to $2,447,000 in 2003.

      OTHER INCOME, NET -- Other income for the year ended December 31, 2004, decreased to $1,580,000, as compared to $1,926,000 in 2003. This decrease reflects a reduction in our average investable cash balances during early 2004 as we used cash to support our operating activities, offset by the additional proceeds received from the private placement in March 2004. Additionally, interest income had been negatively impacted by the general decrease in interest rates which occurred during 2003 and early 2004. During 2004 and 2003, we incurred interest expense of $20,000 and $56,000, respectively, on borrowings associated with the construction of our Kerastick(R) manufacturing facility. Of these amounts,

$36,000 was capitalized in property and equipment in the Consolidated Balance Sheet in 2003. We repaid the outstanding secured term loan promissory note with Citizens Bank of Massachusetts in June 2004.

      INCOME TAXES -- There was no provision for income taxes due to ongoing operating losses. As of December 31, 2004, we had net operating loss carryforwards of approximately $74,243,000 and tax credit carryforwards of approximately $2,278,000 for Federal reporting purposes. These amounts expire at various times through 2024. See Note 8 to the Notes to the Consolidated Financial Statements. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2004 and 2003.

      NET LOSS -- For the year ended December 31, 2004, we recognized a net loss of $15,629,000, or $0.96 per share, as compared to $14,827,000, or $1.06 per share, for the year ended 2003. The decrease in net loss per share in 2004 as compared to 2003 was primarily due to an increase in the number of weighted average of common shares outstanding during 2004 as a result of our private placement earlier in 2004. The increase in total net loss in 2004 was due to the increase in operating costs offset, in part, by an increase in revenues. Net losses are expected to continue until product sales to physicians offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.

QUARTERLY RESULTS OF OPERATIONS

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004, respectively:

                                              QUARTERLY RESULTS FOR YEAR ENDED DECEMBER 31, 2005
                                      --------------------------------------------------------------
                                       MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                      ----------        ----------     ------------      -----------
Total revenues                        $3,368,614        $2,228,116      $2,392,244       $3,348,487
Loss from operations                  (4,698,611)       (5,178,714)     (3,948,670)      (2,560,692)
Net loss                              (4,331,614)       (4,826,118)     (3,608,281)      (2,232,696)
Basic and diluted loss per share      $    (0.26)       $    (0.29)     $    (0.21)      $    (0.13)

                                              QUARTERLY RESULTS FOR YEAR ENDED DECEMBER 31, 2004
                                      --------------------------------------------------------------
                                        MARCH              JUNE
                                         31                 30        SEPTEMBER 30       DECEMBER 31
                                      ----------        ----------    ------------       -----------
Total revenues                        $1,255,685        $2,176,028     $2,010,619        $2,545,324
Loss from operations                  (4,800,791)       (4,571,668)    (3,325,565)       (4,510,703)
Net loss                              (4,401,654)       (4,196,087)    (2,974,992)       (4,056,247)
Basic and diluted loss per share           (0.30)            (0.25)         (0.18)            (0.24)

LIQUIDITY AND CAPITAL RESOURCES

      We remain in a strong cash position to continue to fund increased Levulan(R) PDT sales and marketing expenses and current research and development activities for our Levulan(R) PDT/PD platform. At February 28, 2006, we had approximately $31,147,000 of total cash resources comprised of $11,681,000 of cash and cash equivalents, $19,466,000 of marketable securities.

      The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers' and provides allowances for potential credit losses, when applicable.

      On December 30, 2005, we signed a definitive Merger Agreement to acquire all of the common stock of Sirius Laboratories Inc. of Vernon Hills, Illinois in exchange for cash and common stock worth up to $30,000,000. Sirius is a privately held dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Closing of the transaction is expected in the first quarter of 2006, subject to the terms and conditions in the Merger Agreement. Of the up to $30,000,000, $8,000,000 less certain expenses will be paid in cash upon closing, $17,000,000 will be paid in shares of DUSA's common stock also upon closing in a private placement, and up to $5,000,000 in cash or common stock may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. As part of the Sirius Merger, we also expect to pay at closing certain expenses incurred by Sirius related to the acquisition and Sirius' balance on their bank line of credit, if any. We believe we have sufficient resources to finance the acquisition utilizing our existing resources.

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

Offering costs incurred in connection with the placement were $1,908,000, of which $1,708,000 consisted of the placement agent's commission and non-refundable retainer paid in the form of 155,250 shares of common stock calculated at the offering price.

      As of December 31, 2005, our working capital (total current assets minus total current liabilities) was $34,889,000 as compared to $48,799,000 as of December 31, 2004. Total current assets decreased $13,766,000 in 2005 due primarily to a decrease in marketable securities, which was used to fund our loss from operations. Total current liabilities increased $143,000 in 2005 due to an increase in accounts payable and other accrued expenses, partially offset by a decrease in deferred revenue.

      During 2005, we used $14,101,000 of cash to support our operating activities, purchased $415,000 of property, plant, and equipment, received $928,000 in exercises of stock options and received $14,874,000 of net proceeds from maturations and sales of marketable securities. During the comparable 2004 period, we used $14,070,000 of cash for operating activities, purchased $530,000 of property, plant and equipment, received $765,000 n proceeds from exercises of stock options and invested $14,037,000 of net proceeds from maturations and sales of marketable securities.

      We believe that we have sufficient capital resources to proceed with our current programs for Levulan(R) PDT, and to fund operations and capital expenditures for approximately 2 years. We have invested our funds in liquid investments, so that we have ready access to these cash reserves for funding our needs on a short-term and long-term basis. However, upon the closing of the Sirius Merger we will deplete a significant amount of our liquid assets and if product revenues do not meet our expectations, we will need to raise capital in order to continue our research and development activities as planned.

      In addition to the contemplated merger with Sirius Laboratories, Inc., we continue to seek opportunities to enhance our business by using resources to acquire by license, purchase or other arrangements, businesses, new technologies, or products, especially in dermatology-related areas in the near term. For 2006, we are focusing primarily on increasing the sales of our approved products in the U.S. and Canada, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe and/or other countries outside of the United States, Canada and Latin America, and continuing our clinical development programs for our facial photodamage and moderate to severe acne indications. In January 2006, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. We have also signed clinical trial agreements with the National Cancer Institute, or NCI, Division of Cancer Prevention, or DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia, or HGD, within Barrett's Esophagus, or BE, and oral cavity dysplasia treatment, and are working with the NCI DCP to advance the development of these programs. In addition, we continue to support independent investigator trials to advance research in the use and applicability of Levulan(R) PDT for other indications in dermatology, and selected internal indications. We and the NCI DCP have prepared outlines of clinical studies in both indications. The NCI DCP is currently working with us and investigators to finalize the clinical trial designs. The NCI DCP will use its resources to file its own Investigational New Drug applications with the FDA. Our costs related to these studies will be limited to providing Levulan(R), device(s) and the necessary training for the investigators involved. All other costs of these studies will be the responsibility of the NCI DCP.

      Full development and testing of the use of Levulan PDT for treatment of acne and facial photodamage would require additional funding. The timing of expenditures will be dependent on various factors, including:

      - the level of sales of our products including the success of our marketing programs for the dermatological uses of Levulan(R) PDT,

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at December 31, 2005:

                                                          OBLIGATIONS DUE BY PERIOD
                                       ---------------------------------------------------------------
                                                     1 YEAR OR                               AFTER 5
                                         TOTAL          LESS       2-3 YEARS    4-5 YEARS     YEARS
                                       ----------    ----------    ---------    ---------    ---------
Operating lease obligations            $2,959,000    $  470,000    $ 887,000    $ 880,000     $722,000
Purchase obligations (1, 2)            $1,934,000    $1,934,000            -            -            -
Minimum royalty obligations (3)          $667,000    $   86,000    $ 172,000    $ 172,000     $237,000

----------
1) Research and development projects include various commitments including obligations for our Phase II clinical studies for photodamaged skin and moderate to severe acne.

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

3) Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $86,000 as of December 31, 2005) through the expiration of the term of the agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted this standard beginning the first quarter of 2006 and do not believe the adoption will have a material impact on our results of operations or financial position as such costs have historically been expensed as incurred.

      In November 2005, FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of 2006. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition. The unrealized losses on the Company's investments in U.S. Treasury obligations, and direct obligations of U.S. government agencies and investment grade corporate securities were caused by interest rate increases. It is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

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

      As of December 31, 2005, the weighted average rate of return on our investments was 4.08%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2005, the fair market value of the portfolio would decline by $259,000. Declines in interest rates could, over time, reduce our interest income.

FORWARD-LOOKING STATEMENTS SAFE HARBOR

      This report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to management's goal of becoming profitable, statements regarding our strategies and core objectives for 2006, our expectations regarding our proposed merger with Sirius Laboratories, Inc. and matters relating thereto, management's beliefs regarding the unique nature of Levulan(R) and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan(R) and our other products for cancer, warts, onychomycosis, psoriasis, molluscum contagiosum, oily skin and acne rosacea, facial photodamaged skin, cystic acne, acne vulgaris, Barrett's esophagus, high-grade dysplasia, infected sweat glands (hidradenitis suppurativa) and other potential indications, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our intention to develop combination drug and light device systems, our expectations regarding new proprietary endoscopic light delivery systems and the potential use of other light devices, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding product launches, our intention to expand our sales force, hope that our products will be an AK therapy of choice and barriers to achieving that status, our beliefs regarding revenues and market opportunities from approved and potential products and Levulan's(R) competitive properties, our intention to postpone or commence clinical trials and investigator studies in 2006, beliefs regarding the clinical benefit of Levulan(R) PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations of exclusivity under the Hatch-Waxman Act and other patent laws and the potential benefits thereof, expectations regarding the confidentiality of our proprietary information, intentions to seek additional U.S. and foreign regulatory approvals, trademarks, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, the impact of a third-party's regulatory compliance and fulfillment of contractual obligations, expectations of increases in cost of product sales, expectations regarding margins on Kerastick(R) and other products, estimations as to the time it takes for a sales representative to break even in comparison to DUSA's investment, expected use of cash resources in 2006, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, beliefs regarding accounting policies and practices, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding stable general and administrative costs, expectations regarding the status of research and development costs and our efforts with respect thereto, expectations regarding increased sales and marketing costs, levels of interest income and our capital resource needs, intention to sell securities to meet capital requirements, potential for additional inspection and testing of our manufacturing facilities, beliefs regarding the adequacy of our inventory of Kerastick(R) and BLU-U(R) units, our manufacturing capabilities and the impact of inventories on revenues, belief regarding interest rate risks to our investments and effects of inflation and new and existing accounting standards and policies, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, beliefs concerning product liability insurance, intention to continue to develop an alternative BLU-U(R) light device and integrated drug and light device systems, our principal methods of competition, competition in general and competitive developments. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the reimbursement by third-parties for our treatments, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to DUSA, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm.........    F-1
Consolidated Balance Sheets.....................................    F-2
Consolidated Statements of Operations...........................    F-3
Consolidated Statements of Shareholders' Equity.................    F-4
Consolidated Statements of Cash Flows...........................    F-5
Notes to the Consolidated Financial Statements..................    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM  9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that DUSA Pharmaceuticals, Inc. and its subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 10, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2006

ITEM  9B. OTHER INFORMATION

      None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is hereby incorporated by reference to the sections entitled "Nominees," "Executive Officers who are not Directors," and "Compliance with Section 16(a) of the Exchange Act" of the Registrant's 2006 Proxy Statement.

ITEM  11. EXECUTIVE COMPENSATION

      The information required by Item 11 is hereby incorporated by reference to the sections entitled "Director Compensation," "Executive Compensation," "Board Compensation Committee Report on Executive Compensation," "Performance Graph," "Option Grants in 2005," "Aggregate Option Exercises in 2006 and Option Values at December 31, 2005," and "Other Compensation" of Registrant's 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" of the Registrant's 2006 Proxy Statement.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Registrant's 2006 Proxy Statement.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is hereby incorporated by reference to the section entitled "Ratification and Selection of Auditors" of the Registrant's 2006 Proxy Statement.

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       A.  List of Financial Statements and Schedules

           Report of Independent Registered Public Accounting Firm.....   F-1
           Consolidated Balance Sheets.................................   F-2
           Consolidated Statements of Operations.......................   F-3
           Consolidated Statements of Shareholders' Equity.............   F-4
           Consolidated Statements of Cash Flows.......................   F-5
           Notes to the Consolidated Financial Statements..............   F-6

       B.  Exhibits filed as part of this Report

2(a.1)* Merger Agreement by and among the Company, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005; and

2(a.2) First Amendment to Merger Agreement by and among the Company, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006.

3(a.1) Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

3(a.2) Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002 and is incorporated herein by reference; and

3(b) By-laws of the Registrant, filed as Exhibit 3 to the Registrant's current report on Form 8-K, filed on January 4, 2005, and is incorporated herein by reference.

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

10(b.2) Termination and Transfer Agreement between the Company and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c) Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +

10(d) Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is incorporated herein by reference; +

10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +

10(g)    1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's
         Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +

10(h)    1996 Omnibus Plan, as amended, filed as Appendix A to Registrant's
         Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +

10(h.1) 1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +

10(h.2) 1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant's Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +

10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(i.1) Amended and Restated Purchase and Supply Agreement between the Company and National Biological Corporation dated as of June 21, 2004 filed as
         Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;

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

10(j.3) Third Amendment to Supply Agreement between the Company and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

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

10(l) License and Development Agreement between the Company and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended and is incorporated herein by reference;

10(m) Supply Agreement between the Company and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended and is incorporated herein by reference;

10(n) Securities Purchase Agreement dated as of February 27, 2004, by and among the Company and certain investors, filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(o) Registration Rights Agreement dated as of February 27, 2004 by and among the Company and certain investors, filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10(p) Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant's current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10(q) License, Promotion, Distribution and Supply Agreement between the Company and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant's Quarterly Report on

         Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10(r) Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(s) Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(t) Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(t.1) First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(u) Employment Agreement of Paul A. Sowyrda dated as of July 31, 2001 filed as Exhibit 10(x) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(v) Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(w) Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(x) Employment Agreement of Gary F. Talarico dated as of February 15, 2005 filed as Exhibit 10(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(y) Severance Agreement and General Release between the Company and Peter Chakoutis dated as of February 25, 2005 filed as Exhibit 10(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(y.1) Final Agreement and General Release, between the Company and Peter Chakoutis, dated as of April 4, 2005, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2005, and is incorporated herein by reference; +

10(z) Compensation Policy Applicable to the Company's Non-Employee Directors filed as Exhibit 10(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; and +

10(aa) Marketing, Distribution and Supply Agreement between the Company and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

14(a) Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

21(a)    Subsidiaries of the Registrant.

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

+        Management contract or compensatory plan or arrangement.

      * Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts

      We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and its subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dusa Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2006

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                      -------------------------
                                                                                        2005           2004
                                                                                      -----------   -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $ 4,210,675   $ 2,928,143
    Marketable securities                                                              30,579,486    46,222,969
    Accrued interest receivable                                                           353,449       641,797
    Accounts receivable, net                                                              373,130       711,016
    Inventory                                                                           1,860,793     1,417,160
    Deferred acquisition costs                                                            831,875            --
    Prepaids and other current assets                                                     776,293       830,895
                                                                                      -----------   -----------
       TOTAL CURRENT ASSETS                                                            38,985,701    52,751,980
    Restricted cash                                                                       144,541       140,764
    Property, plant and equipment, net                                                  2,971,869     3,481,888
    Deferred charges and other assets                                                     228,520       276,256
                                                                                      -----------   -----------
TOTAL ASSETS                                                                          $42,330,631   $56,650,888
                                                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $   934,694   $   857,268
    Accrued compensation                                                                1,071,677       963,607
    Other accrued expenses                                                              1,995,679     1,901,841
    Deferred revenue                                                                       94,283       230,715
                                                                                      -----------   -----------
       TOTAL CURRENT LIABILITIES                                                        4,096,333     3,953,431
    Other liabilities                                                                     205,570       190,439
                                                                                      -----------   -----------

TOTAL LIABILITIES                                                                       4,301,903     4,143,870
                                                                                      ===========   ===========
COMMITMENTS AND CONTINGENCIES  (NOTE 12)

SHAREHOLDERS' EQUITY
    Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, 60,000,000 shares issuable in series or classes; and
      40,000 junior Series A preferred shares. Common stock shares issued
      and outstanding: 17,041,197 in 2005 and 16,876,822 in 2004, no par              125,626,163   124,698,059
    Additional paid-in capital                                                          2,035,783     2,016,339
    Accumulated deficit                                                               (89,537,470)  (74,538,761)
    Accumulated other comprehensive (loss) income                                         (95,748)      331,381
                                                                                      -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                                             38,028,728    52,507,018
                                                                                      -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $42,330,631   $56,650,888
                                                                                      ===========   ===========

      See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                              2005              2004             2003
                                                         --------------    -------------    ------------
REVENUES

   Kerastick(R) Product Revenues                         $    8,891,565    $   5,850,835    $    900,803
   BLU-U(R) Product Revenues                                  2,445,896        2,136,821          69,306
                                                         --------------    -------------    ------------
PRODUCT REVENUES                                             11,337,461        7,987,656         970,109

COST OF PRODUCT REVENUES

   Kerastick(R) Cost of Product Revenues and Royalties        3,583,650        2,023,685       2,261,749
   BLU-U(R) Cost of Product Revenues                          2,629,951        1,851,333       1,219,499
                                                         --------------    -------------    ------------
COST OF PRODUCT REVENUES AND ROYALTIES                        6,213,601        3,875,018       3,481,248
GROSS MARGIN                                                  5,123,860        4,112,638      (2,511,139)

OPERATING COSTS

   Research and Development                                   5,587,599        6,489,723       5,403,961
   Marketing and sales                                        9,068,984        7,622,106       2,494,405
   General and administrative                                 6,703,047        7,209,536       6,343,680
   Restructuring                                                150,917                -               -
                                                         --------------    -------------    ------------
TOTAL OPERATING COSTS                                        21,510,547       21,321,365      14,242,046
                                                         --------------    -------------    ------------
LOSS  FROM OPERATIONS                                       (16,386,687)     (17,208,727)    (16,753,185)
                                                         --------------    -------------    ------------

OTHER INCOME

   Interest income                                            1,387,978        1,579,747       1,926,331
                                                         --------------    -------------    ------------
NET LOSS                                                 $  (14,998,709)   $ (15,628,980)   $(14,826,854)
                                                         ==============    =============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $        (0.89)   $       (0.96)   $      (1.06)
                                                         ==============    =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         16,932,138       16,317,078      13,936,482
                                                         ==============    =============    ============

      See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK
                                          --------------------------                                   ACCUMULATED
                                                                        ADDITIONAL                        OTHER
                                          NUMBER OF                      PAID-IN      ACCUMULATED     COMPREHENSIVE
                                            SHARES        AMOUNT         CAPITAL        DEFICIT       INCOME (LOSS)       TOTAL
                                          ----------   -------------   -----------   --------------   -------------   -------------

BALANCE, JANUARY 1, 2003                  13,887,612   $  95,490,561   $ 2,015,586   $  (44,082,927)   $  2,634,510   $  56,057,730
                                          ----------   -------------   -----------   --------------   -------------   -------------

Comprehensive loss:
   Net loss for period                                                                  (14,826,854)                    (14,826,854)
   Net unrealized loss on marketable
     securities available for sale                                                                       (1,178,820)     (1,178,820)
                                                                                                                      -------------

Total comprehensive loss                                                                                                (16,005,674)
Issuance of common stock to consultants       44,416         110,000                                                        110,000
Exercises of options                          11,000          32,870                                                         32,870
Issuance of common stock to employee          23,219          37,123                                                         37,123
                                          ----------   -------------   -----------   --------------   -------------   -------------
BALANCE, DECEMBER 31, 2003                13,966,247   $  95,670,554   $ 2,015,586   $  (58,909,781)    $ 1,455,690   $  40,232,049
                                          ----------   -------------   -----------   --------------   -------------   -------------

Comprehensive loss:
   Net loss for period                                                                  (15,628,980)                    (15,628,980)
   Net unrealized loss on marketable                                                                     (1,124,309)     (1,124,309)
     securities available for sale
                                                                                                                      -------------
Total comprehensive loss                                                                                                (16,753,289)
Issuance of common stock for cash
   through a private placement, net of
   total offering costs of $1,907,952
   including 155,250 shares issued to
   placement agent                         2,742,750      28,262,298                                                     28,262,298
Exercises of options                         167,825         765,207                                                        765,207
Issuance of options to consultants                                         240,753                                          240,753
Repurchase of options issued to
   consultants                                                            (240,000)                                        (240,000)
                                          ----------   -------------   -----------   --------------   -------------   -------------
BALANCE, DECEMBER 31, 2004                16,876,822     124,698,059     2,016,339      (74,538,761)        331,381      52,507,018
Comprehensive loss
   Net loss for period                                                                  (14,998,709)                    (14,998,709)
   Net unrealized loss on marketable                                                                       (427,129)       (427,129)
     securities available for sale
                                                                                                                      -------------
Total comprehensive loss                                                                                                (15,425,838)
Exercises of options                         164,375         928,104                                                        928,104
Acceleration of vesting of stock
   options                                                                  19,444                                           19,444
                                          ----------   -------------   -----------   --------------   -------------   -------------
BALANCE, DECEMBER 31, 2005                17,041,197   $ 125,626,163   $ 2,035,783   $  (89,537,470)  $     (95,748)  $  38,028,728
                                          ==========   =============   ===========   ==============   =============   =============

      See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                    2005              2004           2003
                                                                                -------------    ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (loss)                                                                   $ (14,998,709)   $(15,628,980)   $(14,826,854)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of premiums and accretion of discounts on debt
     securities, net                                                                  416,550         225,614         100,346
     Realized gain on sale of marketable securities                                   (74,512)              -               -
     Depreciation and amortization                                                    925,185       1,299,308       1,610,848
     Stock-based compensation                                                          19,444         240,753         110,000
   Changes in other assets and liabilities impacting cash flows from operating activities:
     Accrued interest receivable                                                      288,348        (108,001)        165,868
     Accounts receivable                                                              337,886        (481,533)       (192,763)
     Inventory                                                                       (443,632)       (704,329)        475,828
     Prepaid and other current assets                                                (729,537)        169,518         (84,709)
     Deferred charges and other assets                                                      -        (276,256)              -
     Accounts payable                                                                  77,426          (2,014)        306,391
     Accrued compensation and other accrued expenses                                  201,907         906,691        (550,872)
     Deferred revenue                                                                (136,432)        100,815         124,800
     Other liabilities-non current                                                     15,131         190,439               -
                                                                                -------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (14,100,945)    (14,067,975)    (12,761,117)
                                                                                -------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchases of marketable securities                                             (58,850,356)    (58,858,323)     (4,000,000)
   Proceeds from maturities and sales of marketable securities                     73,724,674      44,821,212      15,000,000
   Restricted cash                                                                     (3,777)         (1,551)         (1,330)
   Purchases of property, plant and equipment                                        (415,168)       (529,707)       (632,654)
   Repurchase of options issued to consultants                                              -        (240,000)              -
                                                                                -------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                14,455,373     (14,808,369)     10,366,016
                                                                                -------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issuance of common stock (net of stock offering costs of $200,202)                       -      28,262,298               -
   Payment of long-term debt                                                                -      (1,517,500)       (270,000)
   Proceeds from exercise of options                                                  928,104         765,207          32,870
                                                                                -------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   928,104      27,510,005        (237,130)
                                                                                -------------    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           1,282,532      (1,366,339)     (2,632,231)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,928,143       4,294,482       6,926,713
                                                                                -------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   4,210,675    $  2,928,143    $  4,294,482
                                                                                =============    ============    ============
   Cash paid for interest                                                                        $     20,186    $     58,623
                                                                                =============    ============    ============

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

      See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      1)    NATURE OF BUSINESS

                  DUSA Pharmaceuticals, Inc. ("DUSA" or the "Company") is a
            pharmaceutical company engaged primarily in the research, development and marketing of a drug named 5-aminoluvulinic acid, or ALA, which is used in combination with light devices to treat or detect a variety of conditions in processes known as photodynamic therapy or photodetection. Our drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, is being used with light, for use in a broad range of medical conditions. When we use Levulan(R) and follow it with exposure to light to treat a medical condition, it is known as Levulan(R) photodynamic therapy, or Levulan(R) PDT. When we use Levulan(R) and follow it with exposure to light to detect medical conditions it is known as Levulan(R) photodetection, or Levulan(R) PD.

                  The Company's products, the Levulan(R) Kerastick(R) 20%
            Topical Solution with PDT and the BLU-U(R) brand light source were launched in the United States of America, or U.S., in September 2000 for the treatment of actinic keratoses, or AKs, of the face or scalp. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

      2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a) PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc. All intercompany balances and transactions have been eliminated.

            b) BASIS OF PRESENTATION AND USE OF ESTIMATES - These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            c) CASH AND CASH EQUIVALENTS - Cash equivalents include money market funds. All other investments are classified as marketable securities. In December 2001, the Company executed a short-term, renewable, irrevocable and unconditional letter of credit in lieu of a security deposit for the Company's Kerastick(R) manufacturing facility at its Wilmington, Massachusetts location. The cash in support of the letter of credit is held in a separate bank account and is recorded as restricted cash in the Consolidated Balance Sheets. At December 31, 2005, the amount of the letter of credit was $136,018, and the restricted cash balance was $144,541.

            d) MARKETABLE SECURITIES - The Company classifies all investment securities as available-for-sale and records such investments at fair market value. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders' equity. The premiums and discounts recorded on the purchase of the debt securities are amortized into interest income over the life of the securities. As the Company's marketable securities are available to fund operations and as management expects to sell a portion of its marketable securities in the next fiscal year in order to meet its working capital requirements, all marketable securities are classified as current assets.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

            e) INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory identified for research and development activities is expensed in the period in which that inventory is designated for such use. BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory in the accompanying Consolidated Balance Sheets until all revenue recognition criteria are met.

            f) DEFERRED ACQUISITION COSTS - Deferred acquisition costs are direct costs incurred by the Company through December 31, 2005, related to a pending acquisition (see Note 13). If the negotiations are unsuccessful and a determination is made that the acquisition is not likely to be consummated, the deferred acquisition costs will be expensed in the period such a determination is made.

            g) PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated lives of the related assets. Leasehold improvements are amortized over the lesser of their useful lives or the lease terms.

            h) VALUATION OF LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis.

            i) REVENUE RECOGNITION - Revenues on product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred to end-users, and there is collection is probable. Product sales made through distributors have been recorded as deferred revenue until the product is sold by the distributors to the end user. The Company has certain units held by physicians for a trial period. No revenue is recognized until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

            j) RESEARCH AND DEVELOPMENT COSTS - Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as they are incurred. Purchased technology, including the costs of licensed technology for a particular research project that do not have alternative future uses, are expensed at the time the costs are incurred.

            k) MARKETING AND SALES COSTS - The Company commenced certain marketing and sales initiatives in 2003 including the launch of its direct sales force in October 2003 and related marketing and sales activities. Costs included in marketing and sales expense consist mainly of overhead expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, as well as costs related to trade shows, miscellaneous marketing and outside consultants. All such costs are expensed as incurred.

            l) INCOME TAXES - The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences for events that have been included in the Company's financial statements or tax returns. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which these differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

            m) BASIC AND DILUTED NET LOSS PER COMMON SHARE - Basic net loss per common share is based upon the weighted average number of shares outstanding during each period. Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the periods presented in the Statement of Operations, as the effect would be antidilutive. For the years ended December 31, 2005, 2004, and 2003, stock options and warrants totaling approximately 3,150,000, 3,009,000, and 2,745,000 shares, respectively, have been excluded from the computation of diluted net loss per share.

            n) STOCK-BASED COMPENSATION - Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and to provide disclosures based on the fair value method in the Notes to the Consolidated Financial Statements as permitted by SFAS No. 123. Under the intrinsic value method, compensation expense, if any, is recognized for the difference between the exercise price of the option and the fair value of the underlying common stock as of a measurement date. The measurement date is the time when both the number of shares and the exercise price is known. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123, and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the measurement date, which is generally the grant date. The resulting compensation cost is recognized and charged to operations over the service period, which is generally the vesting period.

            As described above, prior to January 1, 2006 the Company used the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the net loss and net loss per share would have been reported as follows for the years ended December 31:

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                            2005                2004           2003
                                        -------------    -------------    -------------
Net loss: as reported                   $ (14,998,709)   $ (15,628,980)   $ (14,826,854)
                                        -------------    -------------    -------------
Add: stock-based compensation expense
included in reported net loss                  19,444                -                -
Deduct: effect on net loss
   if fair value method had been used      (1,738,275)      (2,275,678)      (3,445,951)
                                        -------------    -------------    -------------
Net loss: pro forma                     $ (16,717,540)   $ (17,904,658)   $ (18,272,805)
                                        =============    =============    =============
Basic and diluted net loss
   per common share: as reported        $       (0.89)   $       (0.96)   $       (1.06)
                                        -------------    -------------    -------------
Basic and diluted net loss
   per common share: proforma           $       (0.99)   $       (1.10)   $       (1.31)
                                        =============    =============    =============

The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31:

                           2005     2004     2003
                          -----    -----    -----
Expected life (years)         5        5        5
Risk free interest rate    3.97%    3.02%    3.02%
Expected volatility       72.05%   76.40%   80.85%
Dividend yield                -        -        -

      Using these assumptions, the weighted-average fair value per option granted during the years ended December 31, 2005, 2004, and 2003, was $6.71, $6.34, and $1.57, respectively.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS Statement No.
      123. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006 will be required to measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in its financial statements if the requisite service to earn the award is provided. The above disclosed pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The adoption of SFAS No. 123(R) will not affect the Company's cash flow, but it will materially increase the Company's net loss and basic and diluted loss per common share. In accordance with SFAS 123R, the Company will recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005.

      For 2006, total stock-based compensation expense is estimated to be in a range of $1,500,000 to $2,500,000. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions including, among other items, projected option grants, volatility measures using a combination of historical and current and historical implied volatility, and expected life estimates for officer and non-officer employee groups. The amount of the 2006 grants, if any, have not yet been determined and could result in a change to the amounts included in the range reflected above. Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over approximately two years, amounted to $3,300,000 at December 31, 2005, net of forfeitures.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      o) COMPREHENSIVE LOSS - The Company has reported comprehensive loss and its components as part of its Consolidated Statements of Shareholders' Equity. Comprehensive loss, apart from net loss, relates to net unrealized gains and losses on marketable securities.

      p) SEGMENT REPORTING - The Company presently operates in one segment, which is the development and commercialization of emerging technologies that use drugs in combination with light to treat and detect disease.

      During the years ended 2005, 2004 and 2003, the Company derived revenues from the following geographies (as a percentage of product revenues):

                  2005    2004    2003
                  ----    ----    ----
UNITED STATES       87%     91%    100%
CANADA              13%      9%      -
                  ----    ----    ----
         TOTAL     100%    100%    100%
                  ====    ====    ====

      q) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's financial assets and liabilities approximates their fair values due to their short-term nature. Marketable securities classified as available for sale are carried at fair market value.

      r) CONCENTRATION OF CREDIT RISK - The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.

      The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers' and provides allowances for potential credit losses, when applicable. Concentrations in the Company's accounts receivable as of December 31, 2005 and 2004 and in the Company's revenues for the years ended December 31, 2005, 2004, and 2003, were as follows:

                             2005                    2004               2003
                      --------------------    ---------------------   -------
                                    % OF                    % OF
                       % OF      ACCOUNTS      % OF       ACCOUNTS      % OF
                      REVENUE   RECEIVABLE    REVENUE    RECEIVABLE   REVENUE
                      -------   ----------    -------    ----------   -------
   Distributor A        16%          -          31%          27%        89%
   Distributor B         -           -          17%           -          -
   Distributor C        13%          6%          5%          34%         -
   Direct Customers     71%         94%         47%          39%        11%
                       ---         ---         ---          ---        ---
      Total            100%        100%        100%         100%       100%
                       ===         ===         ===          ===        ===

      The Company is dependent upon sole-source suppliers for a number of its products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on the Company's operating results in any given period.

      s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this standard beginning the first quarter of 2006 and does not believe the adoption will have a material impact on its results of operations or financial position as such costs have historically been expensed as incurred.

      In November 2005, FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,2005, 2004, AND 2003

      are required to adopt FSP FAS 115-1 in the first quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

3)    MARKETABLE SECURITIES

      The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available for sale. As of December 31, 2005, current yields range from 2.36% to 7.38% and maturity dates range from January 17, 2006 to June 15, 2008.

      The estimated fair value and cost of marketable securities were as follows as of December 31:

                                                                  2005
                                           -----------------------------------------------------
                                                            GROSS        GROSS
                                            AMORTIZED     UNREALIZED   UNREALIZED
                                              COST          GAINS        LOSSES      FAIR VALUE
                                           ------------   ----------   ----------   ------------
United States government debt securities   $ 19,857,171   $    3,732    $ (72,243)  $ 19,788,660
Investment grade corporate debt securities   10,818,063       15,136      (42,373)    10,790,826
                                           ------------   ----------   ----------   ------------
   Total marketable debt securities        $ 30,675,234   $   18,868    ($114,616)  $ 30,579,486
   available for sale
                                           ============   ==========   ==========   ============

                                                                  2004
                                           ----------------------------------------------------
                                                            GROSS        GROSS
                                            AMORTIZED     UNREALIZED   UNREALIZED
                                              COST          GAINS       LOSSES       FAIR VALUE
                                           ------------   ----------   ----------   -----------
United States government debt securities   $ 27,266,271   $ 389,585    ($ 15,315)   $27,640,541
Investment grade corporate debt securities   18,625,317         504      (43,393)    18,582,428
                                           ------------   ---------    ---------    -----------
   Total marketable debt securities        $ 45,891,588   $ 390,089    ($ 58,708)   $46,222,969
   available for sale
                                           ============   =========    =========    ===========

      The change in net unrealized gains and losses on such securities for the years ended December 31, 2005, 2004 and 2003 was ($427,129), ($1,124,309)
      and ($1,178,820), respectively, and has been recorded in accumulated other comprehensive income, which is reported as part of shareholders' equity in the Consolidated Balance Sheets. Realized gains on sales of marketable securities were $75,000 in 2005. There were no realized gains or losses in 2004 or 2003.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

4)    INVENTORY

      Inventory consisted of the following at December 31:

                                2005          2004
                            ----------   -----------
Finished goods              $ 1,004,772   $ 1,226,071
BLU-U(R) evaluation units       292,129             -
Work in process                  60,805        85,910
Raw materials                   503,087       105,179
                            -----------   -----------
                            $ 1,860,793   $ 1,417,160
                            ===========   ===========

      BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets.

5)    RESTRUCTURING CHARGE

      During the quarter ended September 30, 2005, the Company eliminated 14 staff positions, representing 16% of the workforce, to align headcount more closely with management's assessment of its resource requirements at that time. These workforce reductions were made across all functions of the Company. As a result of these actions the Company recorded a restructuring charge of approximately $150,000. As of December 31, 2005, the Company had paid all of its obligations under the restructuring plan.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

6)    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, at cost, consisted of the following at December 31:

                                          USEFUL LIVES
                                            (YEARS)              2005           2004
                                     ----------------------   -----------   -----------
Computer equipment and software                  3            $ 2,389,562   $ 2,226,646

BLU-U units in physicians' offices               3                      -       700,043

Furniture, fixtures and equipment                5                810,488       726,069

Manufacturing facility               Term of lease              2,204,122     2,204,122
Manufacturing equipment                          5              2,187,244     2,153,485
Leasehold improvements               Lesser of their useful
                                     Lives or term of lease       833,967       699,892
                                                              -----------   -----------

                                                                8,425,383     8,710,257
             Accumulated depreciation and amortization         (5,453,514)   (5,228,369)
                                                              $ 2,971,869   $ 3,481,888
                                                              ===========   ===========

      Depreciation and amortization totaled $925,000, $1,299,000, and $1,611,000 for 2005, 2004, and 2003, respectively.

7)    OTHER ACCRUED EXPENSES

      Other accrued expenses consisted of the following at December 31:

                                        2005          2004
                                    -----------   -----------
Research and development costs      $   347,220   $   778,926
Marketing and sales costs               173,092       153,167
Product related costs                   667,388       261,444
Legal and other professional fees       488,401       374,142
Employee benefits                       225,628       229,304
Other expenses                           93,950       104,858
                                    -----------   -----------
                                    $ 1,995,679   $ 1,901,841
                                    ===========   ===========

8)    INCOME TAXES

      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31:

                                                              2005            2004
                                                          -----------    ------------
DEFERRED TAX ASSETS
    Deferred revenue                                      $    19,000    $     93,000
    Intangible assets                                         917,000         632,000
    Accrued charges                                            60,000          51,000
    Research and development tax credit carryforwards       2,720,000       2,593,000
    Capitalized R&D                                         3,571,000               -
    Operating loss carryforwards                           31,916,000      29,463,000
    License fee                                               141,000         161,000
    Reserves                                                                        -
                                                                         ------------

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                              102,000
                                                         ------------
    Total deferred tax assets                              39,446,000      32,993,000
                                                         ------------   -------------
DEFERRED TAX LIABILITIES

    Fixed assets                                               (8,000)         (8,000)
                                                         ------------   -------------
         Total deferred tax liabilities                        (8,000)         (8,000)
                                                         ------------   -------------
    Net deferred tax assets before allowance               39,438,000      32,985,000
    Valuation allowance                                   (39,438,000)    (32,985,000)
                                                         ------------   -------------
                    Total                                $          -   $           -
                                                         ============   =============

      During the years ended December 31, 2005, 2004, and 2003, the valuation allowance was increased by approximately $6,453,000, $5,503,000, and $5,022,000, respectively, due to the uncertainty of future realization of the net deferred tax assets which were increasing.

      Included in deferred tax assets at December 31, 2005 and 2004 is $1,817,000 and $1,600,000 of future benefits attributable to the exercise of stock options which, if realized, will be credited to additional paid-in capital rather than results of operations.

      As of December 31, 2005, the Company has Federal net operating loss carryforwards for tax purposes of approximately $79,261,000 and research and development tax credits of approximately $2,521,000, both of which, if not utilized, will expire for Federal tax purposes as follows:

                         RESEARCH AND
       OPERATING LOSS   DEVELOPMENT TAX
        CARRYFORWARDS       CREDITS
       --------------   ---------------
2010    $   2,325,000   $         -
2011        6,638,000         7,000
2012        6,841,000        57,000
2013                -        66,000
2014                -        84,000
2015                -        44,000
2016                -       102,000
2017                -       235,000
2018        5,738,000       145,000
2019                -        81,000
2020                -       159,000
2021        1,772,000       343,000
2022       15,382,000       477,000
2023       12,716,000       232,000
2024        9,913,000       282,000
2025       17,936,000       207,000
         ------------   -----------
         $ 79,261,000   $ 2,521,000
         ============   ===========

      The tax loss carryforwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. The amount of the limitation, if any, has not been quantified by the Company.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      A reconciliation between the effective tax rate and the statutory Federal rate is as follows:

                                                            2005                 2004                 2003
                                                 ---------------------  ---------------------  --------------------
                                                                  %                       %                    %
                                                 ------------  -------  ------------  -------  ------------  ------
Income tax benefit at statutory rate             ($5,100,000)   (34.0)  ($5,314,000)   (34.0)  ($5,041,000)  (34.0)
State taxes                                         (939,000)    (6.3)     (979,000)    (6.3)     (930,000)   (6.3)
Tax credit carryforwards                            (234,000)    (1.6)     (435,000)    (2.8)     (329,000)   (2.2)
Change in valuation allowance including
     revisions of prior year estimates             6,233,000     41.6     6,676,000     42.7     6,268,000    42.3
Other                                                 40,000      0.3        52,000      0.4        32,000     0.2
                                                  ----------     ----    ----------     ----    ----------    ----

                                                  $        -        -    $        -        -    $        -       -
                                                  ==========     ====    ==========     ====    ==========    ====

9)    SHAREHOLDERS' EQUITY

      COMMON STOCK ISSUANCES -

      In March 2005, the vesting period for 18,875 options to purchase shares of common stock was extended beyond the original terms and the vesting of 1,250 options was accelerated upon an employee's termination. As a result of this stock option modification, the Company recorded compensation expense of approximately $19,000 during 2005. The compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. The stock compensation expense was recorded as part of general and administrative costs in the Consolidated Statement of Operations.

      On February 27, 2004, the Company completed a private placement of 2,250,000 shares of its common stock at a purchase price of $11.00 per share, resulting in gross proceeds of $24,750,000. The closing date of the private placement was March 2, 2004. The Company also granted the investors the right to purchase up to an aggregate of an additional 337,500 shares of common stock at $11.00 per share. These additional investment rights were exercised on April 14, 2004, resulting in additional gross proceeds of $3,712,500. Offering costs incurred in connection with the placement were $1,907,952, of which $1,707,750 consisted of the placement agent's commission and non-refundable retainer paid in the form of 155,250 shares of common stock calculated at the offering price.

      On March 18, 2004, the Company granted a total of 30,000 fully vested options to three consultants on its Medical Advisory Board as compensation for services. These options were valued at $240,753 and recorded as part of research and development costs in the Consolidated Statement of Operations. On December 30, 2004 the Company repurchased these options for a total cash payment of $240,000.

      On June 15, 2003, the Company granted compensation of $50,000 to Therapeutics, Inc. ("Therapeutics"), a clinical research organization, pursuant to an agreement for services. This compensation was issued in July 2003 and was comprised of 11,666 shares of common stock valued at $35,000 and $15,000 of cash. The transaction was recorded in research and development expense in the Consolidated Statements of Operations.

      On May 2, 2003, the Company granted a total of 32,750 shares of unregistered common stock to two outside consultants as compensation for services rendered. These shares were valued at approximately $75,000 and recorded as part of research and development costs in the Consolidated Statements of Operations.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      On March 13, 2003, the Company issued 23,219 shares of restricted common stock at the grant date fair value of $1.599 per share to its Chief Executive Officer, reflecting payment of the after-tax portion of his 2002 bonus compensation. This amount had been accrued in the December 31, 2002 financial statements.

10)   STOCK OPTIONS AND WARRANTS

      a) 1996 OMNIBUS PLAN - The 1996 Omnibus Plan ("Omnibus Plan"), as amended, provides for the granting of awards to purchase up to a maximum of 20% of the Company's common stock outstanding or a maximum of 3,343,874 shares. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights, restricted stock, or other securities determined by the Company, to directors, employees and consultants.

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

      The following table summarizes information about all stock options outstanding at December 31, 2005:

                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         ------------------------------------  ---------------------
                                        WEIGHTED
                            NUMBER       AVERAGE     WEIGHTED     NUMBER    WEIGHTED
                         OUTSTANDING    REMAINING     AVERAGE  EXERCISABLE   AVERAGE
                         AT DECEMBER   CONTRACTUAL   EXERCISE  AT DECEMBER  EXERCISE
RANGE OF EXERCISE PRICE    31, 2005        LIFE        PRICE    31, 2005     PRICE
-----------------------  ------------  ------------  --------  -----------  --------
$1.60 to 5.10               461,625      6.85 years  $  2.86      303,625   $  2.96
5.11 to 7.75                503,750      1.15 years     7.41      503,750      7.41
7.76 to 9.92                681,125      6.39 years     9.55      445,939      9.42
9.93 to 27.31               899,750      6.60 years    14.22      456,000     17.15
31.00 to 31.00              304,000      4.18 years    31.00      304,000     31.00
                          ---------                             ---------
                          2,850,250      5.37 years  $ 11.85    2,013,314   $ 12.95
                          =========                             =========

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

            Activity under stock option plans during the years ended December 31, 2005, 2004 and 2003 was as follows:

                                                      WEIGHTED                WEIGHTED               WEIGHTED
                                                      AVERAGE                 AVERAGE                AVERAGE
                                                      EXERCISE                EXERCISE               EXERCISE
                                            2005       PRICE         2004      PRICE       2003       PRICE
                                          ---------   -------     ---------   -------    ---------   --------
Options outstanding, beginning of year    2,708,750   $ 11.62     2,444,950   $ 11.50    2,253,075   $ 12.95
Options granted                             598,750     11.00       512,250      9.97      447,000      2.76
Options exercised                          (164,375)     5.65      (167,825)     4.50      (11,000)     2.99
Options cancelled                          (292,875)    11.46       (80,625)    12.28     (244,125)    11.21
                                          ---------   -------     ---------   -------    ---------   -------
Options outstanding, end of year          2,850,250   $ 11.85     2,708,750   $ 11.62    2,444,950   $ 11.50
                                          =========   =======     =========   =======    =========   =======
Options exercisable, end of year          2,013,314   $ 12.95     1,924,625   $ 13.46    1,771,325   $ 12.59
                                          =========   =======     =========   =======    =========   =======

      Options that were granted during 2005, 2004 and 2003 have exercise prices ranging from $9.04 to $15.90 per share, $9.05 to $12.87 per share, and $1.60 to $5.20 per share, respectively.

      Options which were exercised during 2005, 2004 and 2003 were exercised at per share prices ranging from $1.60 to $9.92, $1.60 to $7.44, and $2.90 to $3.87, respectively.

      b) WARRANTS - On January, 17, 2002, the Company extended the term of 300,000 warrants, which were previously issued to the Chief Executive Officer of the Company, from January 29, 2002 to January 29, 2007. The warrants are convertible on a one-for-one basis into Shares of Common Stock. No compensation expense resulted from the extension of these warrants as the intrinsic value of these warrants at the date of extension was zero. As of December 31, 2005, all of these warrants were outstanding. The exercise price of the warrants is CDN $6.79 (U.S. $5.82 at December 31, 2005).

11)   RETIREMENT PLAN

      Effective January 1, 1996, the Company adopted a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the "401(k) Plan"), covering all qualified employees. Participants may elect a salary deferral of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions. Effective February 1, 2003, DUSA matches a participant's contribution up to 1.25% of a participant's salary (the "Match"), subject to certain limitations of the 401(k) Plan. Participants will vest in the Match at a rate of 25% for each year of service to DUSA. The Company's matching contributions in 2005, 2004 and 2003 were $42,000, $39,000 and $33,000, respectively.

12)   COMMITMENTS AND CONTINGENCIES

      a) PARTEQ AGREEMENT - The Company licenses certain patents underlying its Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, the Company has been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell certain products, including ALA. The agreement covers certain use patent rights.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

      For the years ended December 31, 2005, 2004 and 2003, actual royalties based on product sales were approximately $340,000, $229,000, and $36,000, respectively. However, based on the annual minimum royalty requirements, the Company incurred total royalty expense of $74,000 in 2003, which has been recorded in cost of product sales and royalties. Commencing with the initial product launch, annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $86,000 as of December 31, 2005).

      The Company is also obligated to pay to PARTEQ 5% of any lump sum sublicense fees received, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. No amounts have been paid to PARTEQ as a result of sublicense fees received.

      b) DRAXIS TERMINATION AND TRANSFER AGREEMENT - On February 24, 2004, the Company reacquired the rights to the aminolevulinic acid (Levulan(R)) technology for Canada held by Draxis Health Inc. ("Draxis"). These rights were initially assigned to Draxis in 1991. The Company and Draxis terminated the assignment and DUSA agreed to pay to Draxis an upfront fee of $150,000 CDN ($114,000 USD at February 24, 2004) and a 10% royalty on sales of the Levulan(R) Kerastick(R) in Canada over a five year term commencing in June 2004 based on the first Kerastick(R) sale in Canada by Coherent, our Canadian marketing and distribution partner. The upfront fee was capitalized and is being amortized over the five year term of the arrangement. At December 31, 2005, the remaining unamortized balance of $78,000 is included in deferred charges and other assets. The Company incurred total royalty expense of $116,000 and $56,000 in 2005 and 2004, respectively, which has been recorded in cost of product sales and royalties.

      c) LEASE AGREEMENTS - The Company has entered into lease commitments for office space in Wilmington, Massachusetts, Valhalla, New York, and Toronto, Ontario. These leases generally have five or ten year terms. The minimum lease payments disclosed below include the non-cancelable terms of the leases. Future minimum lease payments are as follows:

               MINIMUM LEASE
                    PAYMENTS
               -------------
2006            $    470,000
2007                 469,000
2008                 418,000
2009                 432,000
2010                 448,000
Beyond 2010          722,000
                ------------
                $  2,959,000
                ============

      Rent expense incurred under these operating leases was approximately $477,000, $472,000, and $471,000 for the years ended December 31, 2005,
      2004, and 2003, respectively.

      d) RESEARCH AGREEMENTS - The Company has entered into various agreements for research projects and clinical studies. As of December 31, 2005, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,775,000 for 2006. Included in this future payment is a master service agreement, effective June 15, 2001, with

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of the Company's products in the field of dermatology. The agreement was renewed on June 15, 2005 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at the Company's discretion, upon each anniversary of the effective date. Therapeutics has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000 depending on the regulatory phase of development of products during Therapeutics' management.

      e) LEGAL MATTERS - In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen's University at Kingston, Ontario, alleging that Australian Patent No. 624985 was invalid. Australian Patent No. 624985 is one of the patents covered by our agreement with PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University, relating to 5-aminolevulinic acid technology. PhotoCure instituted this proceeding on April 12, 2002 in the Federal Court of Australia, Victoria District Registry. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. On April 6, 2005, the Federal Court of Australia ruled that the patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product does not infringe the claims in the Australian patent. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, we do not expect that this decision is determinative of the validity of any other patents licensed by us from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. None of the parties have appealed the decision and the date to do so has expired. The parties, including PhotoCure's marketing partner, Galderma S.A., signed a Mediation Agreement in August 2004 to attempt to settle their disputes and negotiations are on-going.

            In December 2004, we filed a lawsuit against New England Compounding Center of Framingham, Massachusetts alleging violations of U.S. patent law in the U.S. District Court in Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and several counterclaims against us, and we filed our response on April 5, 2005. The parties are now in the discovery stage of this litigation. A tentative trial date has been set by the court for January 2007. We are seeking injunctive relief, monetary damages and costs.

            In January 2005, we filed a lawsuit against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement, and of U.S. patent law in the U.S. District Court for the District of Arizona. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of $20,668.

            In November, 2005 and January, 2006 we filed lawsuits against physicians in several states to prevent their continued use of versions of our Levulan (R) brand of aminolevulinic acid HCl (ALA) produced, by third-parties for use in our patented photodynamic therapy (PDT) treatment for actinic keratosis, basal cell carcinoma, acne and other dermatological conditions. The suits allege that ALA obtained from sources other than DUSA is being used by physicians for patient treatments that are covered under patents exclusively licensed by DUSA, resulting in direct infringement of these patent(s). Additionally, some doctors are also being sued for misuse of DUSA's trademarks and for violations of the Lanham Act for using the Levulan (R) brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. Most of the physicians have entered Consent Judgments in which

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

      they admit the infringement and provide DUSA with the right to review their books and records. Two lawsuits are currently on-going.

            The Company has not accrued any amounts for these contingencies as of December 31, 2005, as these amounts are neither probable nor estimable.

      f) LICENSE AND SUPPLY AGREEMENTS - In December 2002, DUSA entered into a License and Development Agreement with photonamic GmbH & Co. KG, a subsidiary of medac GmbH, a German pharmaceutical company, and a supply agreement with medac. These agreements provide for the licensing to DUSA of photonamic's proprietary technology related to ALA for systemic dosing in the field of brain cancer. Based on the license agreement, DUSA made a non-refundable $500,000 milestone payment to photonamic in 2003. The Company may also be obligated to pay certain regulatory milestones including $1,250,000 upon FDA acceptance of a registration application for a brain cancer product in the U.S., and an additional $1,250,000 upon registration of the product and royalties of 12.5% on net sales under the terms of the License and Development Agreement. The Company will also purchase product under the supply agreement for mutually agreed upon indications. Should photonamic's clinical study be successful, DUSA will be obligated to proceed with development of the product in the U.S. in order to retain the license for the use of the technology to treat brain cancer. Such additional obligations are undeterminable at this time.

      g) AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT - On June 21, 2004, the Company signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation ("NBC"), the manufacturer of its BLU-U(R) light source. This agreement provides for the elimination of certain exclusivity clauses, permits the Company to order on a purchase order basis without minimums, and other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. The Company paid $110,000 to NBC upon execution of the agreement which will be amortized over the remaining term of the agreement, expiring November 5, 2008.

13)   PENDING TRANSACTION

            In December, 2005, we signed a definitive Merger Agreement to acquire all of the common stock of Sirius Laboratories Inc. of Vernon Hills, Illinois in exchange for cash and common stock worth up to $30,000,000. Sirius is a privately held dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Closing of the transaction is expected in the first quarter of 2006, subject to the terms and conditions in the Merger Agreement. Of the potential $30,000,000 consideration, $8,000,000 less certain expenses will be paid in cash upon closing, $17,000,000 will be paid in shares of DUSA's common stock also upon closing in a private placement, and up to $5,000,000 in cash or common stock may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. The amount of DUSA common stock to be issued in the merger agreement will depend upon the average trading price of DUSA's common stock during a 20 trading-day period just prior to the closing.

            Included in the accompanying Consolidated Balance Sheets as of December 31, 2005 are deferred acquisition costs of approximately $830,000 related to the Sirius acquisition. If the negotiations are unsuccessful and a determination is made that the acquisition is not likely to close, the deferred acquisition costs will be expensed in the period such a determination is made.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.

By (Signature and Title)       /s/D. Geoffrey Shulman
                              ------------------------
                              Chairman of the Board and Chief Executive Officer

Date: March 10, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ D. Geoffrey Shulman            Director, Chairman of the Board and       March 10, 2006
-------------------------------    Chief Executive Officer (principal
D. Geoffrey Shulman, MD,           executive officer)
FRCPC

/s/ Robert F. Doman                President, Chief Operating Officer        March 10, 2006
-------------------------------
Robert F. Doman

/s/ Richard C. Christopher         Vice President, Finance and Chief         March 10, 2006
-------------------------------    Financial Officer (principal financial
Richard C. Christopher             officer and principal accounting
                                   officer)

/s/ John H. Abeles                 Director                                  March 10, 2006
-------------------------------
John H. Abeles

/s/ David Bartash                  Director                                  March 10, 2006
-------------------------------
David Bartash

/s/ Jay M. Haft                    Vice Chairman of the Board and Lead       March 10, 2006
-------------------------------    Director
Jay M. Haft, Esq.

/s/ Richard C. Lufkin              Director                                  March 10, 2006
-------------------------------
Richard C. Lufkin

/s/ Magnus Moliteus                Director                                  March 10, 2006
-------------------------------
Magnus Moliteus

                                  EXHIBIT INDEX

2(a.1)* Merger Agreement by and among the Company, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005; and

2(a.2) First Amendment to Merger Agreement by and among the Company, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006.

3(a.1) Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

3(a.2) Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002 and is incorporated herein by reference; and

3(b) By-laws of the Registrant, filed as Exhibit 3 to the Registrant's current report on Form 8-K, filed on January 4, 2005, and is incorporated herein by reference.

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

10(b.2) Termination and Transfer Agreement between the Company and Draxis Health
        Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c) Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +

10(d) Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-2, No. 33-98030, and is incorporated herein by reference; +

10(e) Amended and Restated License Agreement between the Company and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule

        24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(f) Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant's Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +

10(g)   1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant's
        Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +

10(h)   1996 Omnibus Plan, as amended, filed as Appendix A to Registrant's
        Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +

10(h.1) 1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +

10(h.2) 1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to
        Registrant's Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +

10(i) Purchase and Supply Agreement between the Company and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant's Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(i.1) Amended and Restated Purchase and Supply Agreement between the Company and National Biological Corporation dated as of June 21, 2004 filed as
        Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;

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

10(j.3) Third Amendment to Supply Agreement between the Company and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

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

10(l) License and Development Agreement between the Company and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-

        K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended and is incorporated herein by reference;

10(m) Supply Agreement between the Company and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended and is incorporated herein by reference;

10(n) Securities Purchase Agreement dated as of February 27, 2004, by and among the Company and certain investors, filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(o) Registration Rights Agreement dated as of February 27, 2004 by and among the Company and certain investors, filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10(p) Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant's current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10(q) License, Promotion, Distribution and Supply Agreement between the Company and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10(r) Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(s) Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(t) Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(t.1) First Amendment to Employment Agreement of Mark C. Carota dated October
        31, 2001 filed as Exhibit 10(w.2) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(u) Employment Agreement of Paul A. Sowyrda dated as of July 31, 2001 filed as Exhibit 10(x) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(v) Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(w) Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(x) Employment Agreement of Gary F. Talarico dated as of February 15, 2005 filed as Exhibit 10(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(y) Severance Agreement and General Release between the Company and Peter Chakoutis dated as of February 25, 2005 filed as Exhibit 10(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(y.1) Final Agreement and General Release, between the Company and Peter
        Chakoutis, dated as of April 4, 2005, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2005, and is incorporated herein by reference; +

10(z) Compensation Policy Applicable to the Company's Non-Employee Directors filed as Exhibit 10(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; and +

10(aa) Marketing, Distribution and Supply Agreement between the Company and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

14(a) Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers filed as Exhibit 14(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

21(a)   Subsidiaries of the Registrant.

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

-------------
+ Management contract or compensatory plan or arrangement.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.