Form 10-Q
period 2006-03-31
DUSA PHARMACEUTICALS INC
filed 2006-05-10
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2006
                                      --------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number:  001-31533
                         ---------

                           DUSA PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  New Jersey                                22-3103129
---------------------------------------------   ------------------------------------
(State of Other Jurisdiction of Incorporation   (I.R.S. Employer Identification No.)
             or Organization)

25 Upton Drive, Wilmington, MA                                01887
---------------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (978) 657-7500
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]     Accelerated Filer [X]     Non-accelerated Filer [   ]




     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 8, 2006, the registrant had 19,025,300 shares of Common Stock, no par value per share, outstanding.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2006             2005
                                                                                -------------    -------------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                     $   4,282,713    $   4,210,675
   Marketable securities                                                           18,976,838       30,579,486
   Accrued interest receivable                                                        233,651          353,449
   Accounts receivable, net                                                         2,126,853          373,130
   Inventory                                                                        3,538,794        1,860,793
   Deferred acquisition costs                                                              --          831,875
   Prepaids and other current assets                                                1,159,297          776,293
                                                                                -------------    -------------
      TOTAL CURRENT ASSETS                                                         30,318,146       38,985,701
   Restricted cash                                                                    145,983          144,541
   Property, plant and equipment, net                                               3,002,981        2,971,869
   Intangible assets                                                               17,057,961               --
   Goodwill                                                                         5,772,505               --
   Deferred charges and other assets                                                  230,522          228,520
                                                                                -------------    -------------
TOTAL ASSETS                                                                    $  56,528,098    $  42,330,631
                                                                                =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $   1,221,374    $     934,694
   Accrued compensation                                                               717,616        1,071,677
   Other accrued expenses                                                           3,392,076        1,995,679
   Deferred revenue                                                                    72,111           94,283
                                                                                -------------    -------------
     TOTAL CURRENT LIABILITIES                                                      5,403,177        4,096,333
   Other liabilities                                                                  205,677          205,570
                                                                                -------------    -------------
TOTAL LIABILITIES                                                                   5,608,854        4,301,903
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY

   Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and
      40,000 junior Series A preferred shares. Issued and outstanding:
      19,448,192 and 17,041,197 shares of common stock, no par, at March 31,
      2006 and December 31, 2005, respectively                                    142,868,571      125,626,163
   Additional paid-in capital                                                       2,353,981        2,035,783
   Accumulated deficit                                                            (94,177,779)     (89,537,470)
   Accumulated other comprehensive loss                                              (125,529)         (95,748)
                                                                                -------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                                         50,919,244       38,028,728
                                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  56,528,098    $  42,330,631
                                                                                =============    =============



 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2006            2005
                                                                          ------------    ------------

Product Revenues                                                          $  4,750,520    $  3,368,614

Cost of Product Revenues and Royalties                                       1,790,759       2,003,628
                                                                          ------------    ------------
   Gross Margin                                                              2,959,761       1,364,986

Operating Costs
   Research and Development                                                  1,510,731       1,595,717
   In-process Research and Development                                       1,600,000              --
   Marketing and Sales                                                       2,690,684       2,785,402
   General and Administrative                                                2,070,291       1,682,479
                                                                          ------------    ------------
Total Operating Costs                                                        7,871,706       6,063,598
                                                                          ------------    ------------
Loss from Operations                                                        (4,911,945)     (4,698,612)
                                                                          ------------    ------------
Other Income
   Other Income, net                                                           271,636         366,997
                                                                          ------------    ------------
Net Loss                                                                  $ (4,640,309)   $ (4,331,615)
                                                                          ============    ============

Basic and Diluted Net Loss per Common Share                               $      (0.26)   $      (0.26)
                                                                          ============    ============

Weighted Average Number of Common Shares Outstanding, Basic and Diluted     17,629,292      16,908,351
                                                                          ============    ============



 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                     2006                2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                                                       $ (4,640,309)   $ (4,331,615)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of premiums and accretion of discounts marketable
       securities available for sale                                                    27,214         157,611
     Depreciation and amortization                                                     488,253         271,089
     In-process research and development charge                                      1,600,000              --
     Stock-based compensation                                                          318,195          19,444
     Gain on sale of marketable securities                                             (14,015)             --
   Changes in other assets and liabilities impacting cash flows from operations
     (net of impact of acquisition):
     Accrued interest receivable                                                       119,798          13,906
     Accounts receivable                                                               (41,555)       (104,926)
     Inventory                                                                         109,294        (573,091)
     Prepaid and other current assets                                                 (469,831)         (3,468)
     Deferred charges and other assets                                                  11,934          11,934
     Accounts payable                                                                 (316,150)       (386,982)
     Accrued compensation and other accrued expenses                                  (816,343)       (222,208)
     Deferred revenue                                                                  (22,172)         84,923
     Other liabilities                                                                     107           4,089
                                                                                  ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (3,645,580)     (5,059,294)
                                                                                  ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Cash paid for acquisition, net of cash received                                  (7,767,006)             --
   Purchases of marketable securities                                               (1,059,725)    (11,578,287)
   Proceeds from maturing and sales of marketable securities                        12,619,393      14,452,149
   Restricted cash                                                                      (1,442)           (225)
   Purchases of property, plant  and equipment                                        (112,558)       (202,309)
                                                                                  ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            3,678,662       2,671,328
                                                                                  ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from exercise of options                                                  38,956         172,660
                                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    72,038      (2,215,306)
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,210,675       2,928,143
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  4,282,713    $    712,837
                                                                                  ============    ============


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1)   BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheet as of March 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2006 and 2005 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts for 2005 have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net loss or shareholders' equity for any period presented.

2)   SIGNIFICANT ACCOUNTING POLICIES

Accounting policies newly adopted or updated since the filing of the Company's Annual Report on Form 10-K

Revenue Recognition

     PDT Drug and Device Products. Revenues on the Kerastick (R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors as of January 1, 2006. The effect of this change in estimate was to recognize additional revenue of approximately $34,000 during the three months ended March 31, 2006. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     Non-PDT Drug Products. We recognize revenue for these products in accordance with SAB No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition." Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. We recognize revenue for sales when

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers, with the exceptions described below. Revenue is recognized net of revenue reserves, which consists of allowances for discounts, returns, rebates chargebacks and fees paid to wholesalers under distribution service agreements.

     In the case of sales made to wholesalers as a result of incentives and that are in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesalers' customers on a FIFO basis.

Sales Return Accrual

     We account for sales returns in accordance with SFAS No, 48 by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.

Goodwill and Other Intangible Assets

     Goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

Stock-Based Compensation

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS Statement No. 123. We adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided.


3)   BUSINESS ACQUISITION


     On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. (Sirius) in exchange for 2,396,245 shares of unregistered DUSA common stock and $8 million in cash. Pursuant to the terms of the Merger Agreement, the actual number of shares that were issued in the transaction was derived by dividing $17 million by the average closing price of the Company's shares over the 20 trading day period prior to the close, or $7.094 per share. For accounting purposes, these shares are valued at $7.30 per share, the average market price of the Company's common stock over the 5 day period beginning two days prior and ending two days subsequent to the public announcement of the signing of the First Amendment to the Merger Agreement. Sirius is a dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. The purchase of Sirius is intended to enable DUSA to expand its product portfolio, capitalize on cross-selling and marketing opportunities, increase its sales force size; as well as, provide a pipeline of new products. The aggregate purchase price, net of cash received of $0.5 million, was approximately $26.8 million, which consisted of $17.2 million in shares of common stock, net of estimated registration costs of $0.3 million, $7.5 million in cash, $0.3 million outstanding balance on line of credit, and transaction costs of $1.8 million, which primarily consisted of fees for legal and financial advisory services. Of the 2,396,245 shares issued in the acquisition, 422,892 shares have been placed in an escrow account established to secure the indemnification obligations of the shareholders of Sirius as set forth in the Merger Agreement. The escrow account is established for a period of two years and will be used to satisfy liability claims, if any, made by the Company. No amounts may be distributed from the liability escrow account unless and until any individual claim exceeds $25,000 and cumulative claims exceed $100,000.

     The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products over the period ending 42 months from the date of close. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments earned are, as follows:


    CUMULATIVE SALES MILESTONE:                   PAYMENT EARNED:
    ---------------------------                   ---------------

         $25.0 million                             $1.5 million
          35.0 million                             $1.0 million
          45.0 million                             $1.0 million
                                                   ------------
             Total                                 $3.5 million
                                                   ============

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


     In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved.

     The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. At March 31, 2006, the maximum potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $5.0 million. If attained, a portion of the contingent consideration is payable in cash and a portion is payable in either common stock or cash, at the Company's sole discretion. Any such payments will result in increases in goodwill at time of payment.

     The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since March 10, 2006, the date of acquisition, were included in the results of the Company. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of the integration. The Company may incur costs in the future related to manufacturing concerns that were identified with the manufacturing of one of Sirius' product lines. There is also a risk that inventory of some of these products could become in short supply while such concerns are being addressed. The Company may seek indemnification for these potential costs and lost revenues through the liability escrow agreement, and may also seek indemnification from the manufacturer under the terms of the supply and development agreement. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill is not deductible for tax purposes. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expanded product portfolio, cross selling and marketing opportunities, increased sales force and a pipeline of new products.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:


                                                                       (IN THOUSANDS)
                                                                       --------------

Total consideration:
Common stock issued, net of estimated registration costs of $295,000      $ 17,203
Cash paid to stockholders                                                    8,000
Balance on line-of-credit                                                      251
Transaction costs accrued                                                      412
Transaction costs paid                                                       1,459
                                                                          --------

Total purchase consideration                                                27,325
                                                                          ========

Allocation of the purchase consideration
Current assets (including cash of $485), exclusive of inventory              2,513
Inventory                                                                    1,983
Fixed assets                                                                   109
Long-term assets                                                                14
Identifiable intangible assets                                              17,160
In-process research and development                                          1,600
Goodwill                                                                     5,772
                                                                          --------
Total assets acquired                                                       29,151

Fair value of liabilities assumed                                           (1,826)
                                                                          --------

Fair value of assets acquired and liabilities assumed                     $ 27,325
                                                                          ========



     The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:


                                                           WEIGHTED AVERAGE
                                        AMOUNT            AMORTIZATION PERIOD
                                    (IN THOUSANDS)            (IN YEARS)
                                    --------------        -------------------


Core/Developed Technology              $17,160                    3.78
In-process Research &
     Development                        $1,600                      --



     The core/developed technology, comprised of the combined value of Sirius' product lines and related patents, trademarks/trade names, as applicable, is being amortized over its useful life, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The intangible assets were valued using the income approach, specifically the excess earnings method. The key assumptions used in valuing the intangible assets are discount rates of 17% for core/developed technology and 18% for in-process research and development and an assumed tax rate of 40%. The in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to product development projects. At the date of

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The results of operations of Sirius have been included in the financial statements of the Company since March 10, 2006, the date of acquisition. The following table reflects unaudited pro forma results of operations of the Company for the three months ended March 31, 2006 and 2005 assuming that the Sirius acquisition had occurred on January 1, 2006 and January 1, 2005, respectively (in thousands, expect per share data):

                               FOR THE
                          THREE MONTHS ENDED
                               MARCH 31
                     --------------------------
                         2006           2005
                     -----------    -----------
Revenues             $ 7,668,180    $ 5,204,672

Net loss              (3,195,324)    (6,045,762)

Net loss per share   $     (0.16)   $     (0.31)



     The pro-forma net loss and net loss per share for the three months ended March 31, 2006 and 2005 excludes the impact of a of $1.6 million charge related to purchased in-process research and development from the Sirius acquisition due to its non-recurring nature.


4)   GOODWILL AND INTANGIBLE ASSETS


     Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment annually, utilizing the "fair value" methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

     The following is a summary of goodwill and intangible assets as March 31, 2006 (in thousands):


                                  GROSS
                                 CARRYING       ACCUMULATED       NET BOOK
                                  VALUE         AMORTIZATION       VALUE

Goodwill                         $ 5,773              --          $ 5,773

Amortizable intangible assets:

Core/Developed Technology         17,160            (102)          17,058
                                 -------         -------          -------
Total                            $22,933         $  (102)         $22,831



DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


     All goodwill is associated with the Non-Photodynamic Therapy (Non-PDT) Drug Products operating segment (see Note 11). Amortization expense, included in marketing and sales in the accompanying Condensed Consolidated Statements of Operations, related to intangible assets was $102,000 for the first quarter of 2006. Amortization expense related to intangible assets is expected to be approximately $1.3 million for the remainder of 2006 and approximately $2.8 million, $3.3 million, $3.4 million, $3.2 million and $1.3 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

5)   MARKETABLE SECURITIES

     The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available for sale. As of March 31, 2006, current yields range from 2.35% to 7.43% and maturity dates range from April 1, 2006 to June 15, 2008. The estimated fair value and cost of marketable securities at March 31, 2006 and December 31, 2005 are as follows:


                                                                MARCH 31, 2006
                                           ------------------------------------------------------
                                                            GROSS         GROSS
                                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                              COST          GAINS         LOSSES        VALUE
                                           -----------   -----------   -----------    -----------

United States government securities        $ 9,874,071   $       158   ($   82,774)   $ 9,791,455
Corporate securities                         9,228,296           213       (43,126)     9,185,383
                                           -----------   -----------   -----------    -----------
   Total marketable securities available
   for sale                                $19,102,367   $       371   $  (125,900)   $18,976,838
                                           ===========   ===========   ===========    ===========



                                                                DECEMBER 31, 2005
                                             ------------------------------------------------------
                                                              GROSS         GROSS
                                              AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                COST          GAINS         LOSSES        VALUE
                                             -----------   -----------   -----------    -----------
United States government debt securities     $19,857,171   $     3,732   ($   72,243)   $19,788,660
Investment grade corporate debt securities    10,818,063        15,136       (42,373)    10,790,826
                                             -----------   -----------   -----------    -----------
   Total marketable securities available
   for sale                                  $30,675,234   $    18,868   ($  114,616)   $30,579,486
                                             ===========   ===========   ===========    ===========


     Net unrealized gains and losses on such securities as of March 31, 2006 and December 31, 2005 was ($125,529) and ($95,748), respectively, and has been recorded in accumulated other comprehensive income, which is reported as part of shareholder's equity in the Condensed Consolidated Balance Sheets.

     Realized gains on sales of marketable securities were $14,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively.

     Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be maturity, the Company does not consider investments with unrealized losses to be other-than-temporarily impaired at March 31, 2006.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

6)   CONCENTRATION OF CREDIT RISK

     The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.

     The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers' and provides allowances for potential credit losses, when applicable. Concentrations of credit risk in the Company's total revenues for the three-months ended March 31, 2006 and 2005, and accounts receivable as of March 31, 2006 and December 31, 2005 are as follows:


                                         % OF REVENUE
                                 ----------------------------
                                      THREE-MONTHS ENDED            % OF ACCOUNTS RECEIVABLE
                                 ----------------------------   -------------------------------
                                   MARCH 31,       MARCH 31,      MARCH 31,       DECEMBER 31,
                                    2006            2005           2006              2005
                                 ------------    ------------   ------------    ---------------
Third-party distributor A                12%               -            49%                  -
Third-party distributor B                 8%             13%             6%                 6%
Third-party distributor C                 3%               -             9%                  -
Third-party distributor D                  -             15%              -                  -
Third-party other distributors            4%               -             8%                  -
Direct customers                         73%             72%            28%                94%
                                 ------------    ------------   ------------    ---------------
   Total                                100%            100%           100%               100%
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

7)   INVENTORY

     Inventory consisted of the following:


                             MARCH 31,   DECEMBER 31,
                               2006         2005
                            ----------   ------------
Finished goods              $2,540,918    $1,004,772
BLU-U(R) evaluation units      329,160       292,129
Work in process                197,795        60,805
Raw materials                  470,921       503,087
                            ----------    ----------
                            $3,538,794    $1,860,793
                            ==========    ==========

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated useful life for the equipment of 3 years.

8)   OTHER ACCRUED EXPENSES

     Other accrued expenses consisted of the following:

                                     MARCH 31,   DECEMBER 31,
                                       2006         2005
                                    ----------   -----------
Research and development costs      $  360,439   $  347,220
Marketing and sales costs              358,907      173,092
Product related costs                  930,408      667,388
Legal and other professional fees    1,319,795      488,401
Employee benefits                      265,331      225,628
Other expenses                         157,196       93,950
                                    ----------   ----------
                                    $3,392,076   $1,995,679
                                    ==========   ==========

9)   STOCK-BASED COMPENSATION

     Under the Company's 1996 Omnibus Plan ("Omnibus Plan"), as amended, the Company may grant stock-based awards to purchase up to a maximum of 20% of the Company's common stock outstanding or a maximum of 3,343,874 shares. The Omnibus Plan is administered by a committee ("Committee") established by the Board of Directors. The Omnibus Plan enables the Committee to grant non-qualified stock options ("NQSO"), incentive stock options ("ISO"), stock appreciation rights, restricted stock, or other securities determined by the Company, to directors, employees and consultants.

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     A summary of stock option transactions for the Omnibus Plan follows:


                                                                 WEIGHTED
                                                  NUMBER         AVERAGE
                                                 OF SHARES       EXERCISE
                                               (IN THOUSANDS)     PRICE
                                               --------------    --------

OUTSTANDING AT DECEMBER 31, 2005                 2,850,250        $11.85
   Options granted                                 255,500          6.82
   Options cancelled/forfeited/expired            (315,125)         8.18
   Options exercised                               (10,750)         3.62

OUTSTANDING AT MARCH 31, 2006                    2,779,875         11.81

EXERCISABLE AT MARCH 31, 2006                    1,930,381        $13.19


     The weighted average remaining contractual term was approximately 6.1 years for stock options outstanding and approximately 4.8 years for stock options exercisable as of March 31, 2006.

     The total intrinsic value (the excess of the market price over the exercise price) was approximately $2,030,000 and $1,554,000 for stock options outstanding and exercisable, respectively, as of March 31, 2006. The total intrinsic value for stock options exercised in 2006 was approximately $39,000. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $4,024,479, which was expected to be recognized over a weighted average period of 2.4 years.

     The amount of cash received from the exercise of stock options in 2006 was approximately $39,000 and the related tax deduction was approximately $12,000 in 2006.

     Share-Based Compensation Information under FAS 123R

     The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The Company's employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


         The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $4.71 per share using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

                                                     THREE MONTHS
                                                        ENDED
                                                    MARCH 31, 2006
                                                    --------------

        Volatility                                     63.7 %
        Risk-free interest rate                        4.69 %
        Expected dividend yield                           0 %
        Expected life-directors and officers            8.5 years
        Expected life-non-officer employees             6.3 years


     The Company used a combination of historical and implied volatility of market-traded options in the Company's stock for the expected volatility assumption input to Black-Scholes model, consistent with the guidance in FAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No.
107. Prior to the first quarter of fiscal 2006, the Company had used its historical stock price for purposes of its pro forma information. The decision to use a combination of historical and implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company's stock and the Company's assessment that this is more representative of future stock price trends than historical volatility alone.

     The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock options. The expected life is based on the Company's historical option cancellation and employee exercise information. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options for 2006, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the first quarter of 2006, departure rates, defined as the annual percentage of options forfeited or exercised early due to departure, were estimated to be approximately 2.96% for officers and directors and 10.53% for non-officer employees based on historical experience. Prior to the first quarter of 2006, the Company had used a company-wide weighted average expected life of five years for grants in 2005, 2004 and 2003 and seven years for grants in 2002.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


     Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows:


                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2005
                                                        ------------------

Cost of product revenues                                      $ 19,000
Research and development                                        81,000
Selling and Marketing                                           69,000
General & Administrative                                       149,000
                                                              --------

   Share-based compensation expense                           $318,000
                                                              --------

Net share-based compensation expense, per common share:
   Basic and diluted                                          $   0.02
                                                              ========


Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

     Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees" and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company's stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R.

     For purposes of pro forma disclosures under FAS 123 for the three months ended March 31, 2005, the estimated fair value of the stock options was amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three months ended March 31, 2005 were as follows:

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          THREE
                                                                       MONTHS ENDED
                                                                         MARCH 31,
                                                                          2005
                                                                      -------------

Net loss, as reported                                                 $ (4,331,615)
Deduct: Share-based employee compensation expense
        determined under the fair value based method for all awards       (322,173)
                                                                      -------------
Pro forma net loss                                                    $ (4,653,788)
                                                                      =============
Loss per common share:

   Basic and diluted loss per share-- as reported                     $      (0.26)
   Basic and diluted loss per share -- pro forma                      $      (0.28)


     The pro forma effects of estimated share-based compensation expense on net loss and loss per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):



Volatility                                        72.4 %
Risk-free interest rate                           4.14 %
Dividend yield                                     0.0 %
Expected life (years)                              5.0




     The Black-Scholes weighted average estimated fair value of stock options granted during the three months ended March 31, 2005 was $6.95 per share.

10)  BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the three months ended March 31, 2006, and 2005, stock options, warrants and rights totaling approximately 3,080,000 and 3,386,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into the liability escrow account, are included in the weighted average number of shares outstanding from the date of issuance, March 10, 2006.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


11)  SEGMENT REPORTING


     Beginning in the first quarter of 2006 with the acquisition of Sirius Laboratories, the Company has two reportable segments, Photodynamic Therapy
(PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Drug Products. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The table below presents the revenues, costs of revenues and gross margins attributable to these operating segments for the periods presented. The Company does not allocate selling and marketing and general and administrative expenses to its business unit segments, because these activities are managed at a corporate level.


                                                            QUARTER ENDED
                                                      -----------------------
                                                       MARCH 31,    MARCH 31,
                                                          2006        2005
                                                      ----------   ----------
REVENUES
     PDT Drug & Device Product Revenues               $3,853,000   $3,369,000

     Non-PDT Drug Product Revenues                       898,000           --
                                                      ----------   ----------

Total Revenues                                         4,751,000    3,369,000
                                                      ==========   ==========


COSTS OF REVENUES
     PDT Drug & Device Cost of Product Revenues and
          Royalties                                    1,508,000    2,004,000
     Non-PDT Drug Cost of Product Revenues
           and Royalties                                 283,000           --
                                                      ----------   ----------

Total Costs of Product Revenues and Royalties
                                                       1,791,000    2,004,000
                                                      ==========   ==========
GROSS MARGINS

     PDT Drug and Device Product Gross Margin          2,344,000    1,365,000
     Non-PDT Drug Product Gross Margin                   616,000           --
                                                      ----------   ----------

Total Gross Margins                                   $2,960,000   $1,365,000
                                                      ==========   ==========


     During the quarters ended March 31, 2006 and 2005, the Company derived revenues from the following geographies (as a percentage of product revenues):



                                   2006                 2005
                                   ----                 ----
United States                      92%                   87%
Canada                              8%                   13%
                                   ---                  ---
       Total                       100%                 100%

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     Asset information by operating segment is not reported to or reviewed by the chief operating decision makers and, therefore, we have not disclosed asset information for each operating segment.

12)  COMPREHENSIVE LOSS

     For the three months ended March 31, 2006 and 2005, comprehensive loss consisted of the following:


                                                    MARCH 31,     MARCH 31,
                                                      2006          2005
                                                   (UNAUDITED)   (UNAUDITED)
                                                  -----------    -----------

NET LOSS                                          $(4,640,309)   $(4,331,615)
   Change in net unrealized gains and losses on
      marketable securities available for sale        (29,781)      (227,816)
                                                  -----------    -----------
COMPREHENSIVE LOSS                                $(4,670,090)   $(4,559,431)
                                                  ===========    ===========


     Accumulated other comprehensive income consists of net unrealized gains and losses on marketable securities available for sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

13)  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

River's Edge

     On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. Nicomide is one of the key products DUSA acquired from Sirius in its Merger. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468. In response to a motion put forward with the filing by us, the Court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). The court has not yet ruled on this motion. An unfavorable ruling in the preliminary injunction hearing, allowing River's Edge niacinamide product to remain on the market for any significant length of time, could have a material impact on the Company's revenues, results of operations and liquidity.

     The Company has not accrued any amounts for potential contingencies as of March 31, 2006, as these amounts are neither probable nor estimable.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

14)  SUBSEQUENT EVENT

     In March 2006 the Board of Directors approved the 2006 Equity Compensation Plan (the "2006 Plan") and it has been submitted to shareholders for approval. If approved by the shareholders, the 2006 Plan will provide for the grant of incentive stock options, nonqualified stock options, stock awards, stock appreciation rights and other types of incentives to (i) our employees, consultants, and advisors; (ii) the employees, consultants, and advisors of the Company's parents, subsidiaries, and affiliates; and (iii) and the Company's non-employee directors. The maximum aggregate number of shares of the Company's common stock that may be issued under the 2006 Plan under any form of award may not exceed the lesser of: (i) 20% of the total number of shares of the Company's common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 3,888,488 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DUSA is an integrated dermatology specialty pharmaceutical company focused primarily on the development and marketing of our Levulan(R) Photodynamic Therapy (PDT) technology platform, and complementary dermatology products. Our current marketed products include Levulan(R) Kerastick(R) 20% Topical Solution with PDT, the BLU-U(R) light source, Nicomide(R), Nicomide-T(R) and the AVAR(R) line of products. We acquired Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, among others, and certain product candidates in early stages of development, which target the treatment of acne vulgaris and acne rosacea, as well as psoriasis, in connection with our recent merger with Sirius Laboratories, Inc., or Sirius, which was completed on March 10, 2006.

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

     Two of our products, Levulan(R) Kerastick(R) 20% Topical Solution with PDT and the BLU-U(R) brand light source were launched in the United States, or U.S., in September 2000 for the treatment of actinic keratoses, or AKs, of the face or scalp. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

     Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. We believe this acquisition will allow us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increase our sales force size, as well as provide a pipeline of new products.

     Nicomide(R) is an oral prescription vitamin supplement, and Nicomide-T(R) is a topical cosmetic product. Both products target the acne and acne rosacea markets. Acne rosacea is a condition that primarily affects the skin of the face and typically first appears between the ages of 30 and 60 as a transient flushing or blushing on the nose, cheeks, chin or forehead, progressing in many patients to a papulopustular form clinically similar to acne vulgaris (inflammatory acne). Given its resemblance to inflammatory acne, and the general public's limited knowledge of rosacea, the condition is frequently mistaken by patients as adult acne. If untreated, rosacea has the tendency to worsen over time, although it can also wax and wane. The AVAR line of products include a number of leave-on and cleanser formulations of sodium sulfacetamide and sulphur, a drug combination long known to have anti-acne, anti-inflammatory properties.

     We are a vertically integrated company, primarily responsible for regulatory, sales, marketing, customer service, manufacturing of our Kerastick(R), and other related product activities. Our current objectives include increasing the sales of our non-PDT products in the United States and our PDT products in the United States, Canada and Latin America, integrating the operations of Sirius, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for non-dermatology indications, and for dermatology in Europe and elsewhere, and continuing our clinical development programs for our Levulan(R) PDT facial photodamage and moderate to severe acne indications. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. During 2004 we signed clinical trial agreements with the National Cancer Institute, or NCI, Division of Cancer Prevention, or DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia, or HGD, within Barrett's Esophagus, or BE, and oral cavity dysplasia treatment, and are working with the NCI DCP to advance the development of these programs. In addition, we continue to support independent investigator trials to advance research in the use and applicability of Levulan(R) PDT for other indications in dermatology, and selected internal indications.

     We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain Levulan(R) and related processes and improvements.

     In the United States, AVAR(R), AVAR Green(R), AVAR-e(R), AVAR-e Green(R), AVAR Cleanser(R), BLU-U(R), DUSA(R), DUSA Pharmaceuticals, Inc.(R), Levulan(R), Kerastick(R), METED(R), Nicomide(R), Nicomide-T(R), Psoriacap(R) and Psoriatec(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

     Historically, we devoted most of our resources to fund research and development efforts in order to advance the Levulan(R) PDT/PD technology platform. In addition, we are continuing to evaluate and develop several potential products that we acquired in our merger with Sirius which target patients with acne.

     As of March 31, 2006, we had an accumulated deficit of approximately $94,178,000. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, increase sales of the Sirius products.

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

     Marketing and sales activities since the October 2003 launch of our sales force have resulted in significant additional revenues as well as expenses. Kerastick(R) unit sales to end-users were 32,934 and 28,704 for the three months ended March 31, 2006 and 2005, respectively, consisting of 28,080 and 24,900 units sold in the U.S., and 4,854 and 3,804 units sold in Canada, in the three months ended March 31, 2006 and 2005, respectively.

     The net number of BLU-U(R) units placed in doctors' offices during the three months ended March 31, 2006 and 2005 was 104 and 131, respectively, including 6 and 31 placed in Canada in the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005 there were 1,441 and 1,337 units in doctor's offices, consisting of 1,240 and 1,142 in the U.S. and 201 and 195 in Canada, respectively. In addition, during 2005 we began a BLU-U(R) marketing effort to allow prospective customers to evaluate a BLU-U for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated useful life for the equipment of 3 years.

     Net revenues generated by the products acquired as part of our merger with Sirius totaled $898,000 for the period March 10, 2006 through March 31, 2006. The substantial majority of these revenues were from sales of Nicomide(R).

     We have continued our efforts to penetrate the market by expanding our sales coverage in key geographic locations. We are encouraged with the year-over-year increase in sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan(R) PDT should become a routine part of standard dermatological practice. We are currently exploring opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and/or other countries outside of the United States, Canada and Latin America following our recently completed agreement with Stiefel Laboratories, Inc. We also market and sell the products acquired as part of our merger with Sirius in the United States.

     We cannot predict when product sales may offset the costs associated with our efforts to penetrate the PDT market but we expect that following integration of Sirius' operations we will approach positive cash flow from operations more quickly than we otherwise would have. We are aware that physicians have been using Levulan(R) with the BLU-U(R) using short incubation, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called 'off-label' uses, we believe that these activities are positively affecting the sales of our products.

     We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. We believe that these activities are negatively impacting our sales growth. Therefore in December 2004 and in January 2005, we filed lawsuits against two compounding pharmacies and several physicians. Most of these lawsuits have been settled favorably to us and we will continue to vigilantly protect our intellectual property, as we become aware of other infringers. See section entitled "Part II. Other Information, Item 1. Legal Proceedings".

     In connection with our merger with Sirius, we have assumed a number of key agreements relating to the manufacture and supply of the Sirius current and potential products, and relating to the development of certain product candidates. We intend to continue to use third-party manufacturers for such products. The Sirius products are distributed through several major wholesalers in the United States pursuant to customary industry arrangements. The foregoing key agreements are discussed herein under the caption "Contractual Obligations and Other Commercial Commitments."

     Certain of the Sirius products acquired in connection with the merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market. As a result of our due diligence efforts, including inspection of the third-party manufacturers, we are working with the supplier of the AVAR(R) line of products to address certain manufacturing concerns that were identified. There is a risk that inventory of some of these products could become in short supply while such concerns are being addressed.

     We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near to medium term.

     On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide is one of the key products DUSA acquired in the merger with Sirius. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468 and on April 26, 2006 we filed a Motion to Dismiss the Georgia action. In response to a motion put forward with the filing by us, the New Jersey court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). The court has not yet ruled on this motion.

     We continue to believe that issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption. We support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the

American Academy of Dermatology, or AAD, on matters related to the PDT procedure fee and the separate drug reimbursement fee. Doctors can also bill for any applicable visit fees. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan(R) PDT for AK's Ambulatory Patient Classifications code ("APC code") was increased. The APC code is used by many hospitals. The CMS Current Procedural Terminology code ("CPT code"), which is used by private physician clinics using Levulan(R) PDT for treating AKs was not increased for 2006 (i.e. it will be unchanged from 2005 levels). We had expected reimbursement under the CPT code to increase on January 1, 2006; however, we now believe that an increase will not be effective until at least January 1, 2007. We are aware that some physicians believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices. We continue to support ongoing efforts that might lead to further increases in reimbursement in the future; and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face.

     Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

     As of March 31, 2006, we had a staff of 80 full-time employees and 2 part-time employees, as compared to 64 full-time employees and 2 part-time employees at the end of 2005, including marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. During the first quarter of 2006, with the closing of the Sirius merger, we expanded our sales capacity to 33 from 26 at the end of 2005. Also, as previously reported in April 2006, William F. O'Dell joined the Company as our Executive Vice President of Sales and Marketing. We may add and/or replace employees during 2006 as business circumstances deem necessary.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our audit committee. We consider the following policies and estimates to be critical to our financial statements.

Revenue Recognition

     PDT Drug and Device Products. Revenues on the Kerastick (R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributor to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we now believe have sufficient history to reliably estimate returns from distributors. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     Non-PDT Drug Products. We recognize revenue for these products in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers, with the exceptions described below. Revenue is recognized net of revenue reserves, which consists of allowances for discounts, returns, rebates chargebacks and fees paid to wholesalers under distribution service agreements.

     In the case of sales made to wholesalers as a result of incentives and that are in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesalers' customers on a FIFO basis.

Sales Return Accrual

     We account for sales returns in accordance with SFAS No, 48 by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.

Inventory

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

Valuation of Long-Lived and Intangible Assets


     We review our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis.

     Goodwill is deemed to have an indefinite life and is no longer amortized, but is reviewed at least annually for impairment. utilizing the "fair value" methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS Statement No. 123. We adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided. The pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The adoption of SFAS No. 123(R) will not affect our net cash flow, but it will have a material negative impact on our results of operations. In accordance with SFAS 123R, we will recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005 in the accompanying condensed consolidated statements of operations.

     In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS 123R, we determined that a combination of historical and implied volatility for traded options on DUSA's stock would be a better measure of market conditions and expected volatility than historical volatility of our common stock alone. Previously, we used historical stock price volatility as it was the most reliable source of volatility data. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. In calculating the expected life of the options for 2006, we classified our grantee population into two groups, directors and officers and non-officer employees. Prior to the first quarter of 2006, we had used a company-wide weighted average expected life of five years for grants in 2005, 2004 and 2003 and seven years for grants in 2002. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience. In the first quarter of 2006, departure rates, defined as the annual percentage of options forfeited or exercised early due to departure, were estimated to be approximately 2.96% for officers and directors and 10.53% for non-officer employees.

RESULTS OF OPERATIONS -- THREE MONTHS ENDING MARCH 31, 2006 VERSUS MARCH 31,
2005


     REVENUES -- Total revenues for the three month period ended March 31, 2006 were $4,751,000 as compared to $3,369,000 in 2005, and were comprised of the following:


                                                          THREE MONTHS ENDED MARCH 31,
                                                                  (UNAUDITED)
                                                  ---------------------------------------
                                                     2006          2005         INCREASE/
                                                                               (DECREASE)
                                                  -----------   -----------   -----------
PDT DRUG & DEVICE PRODUCT REVENUES

KERASTICK(R) PRODUCT REVENUES
     United States                                $ 2,810,000   $ 2,249,000   $   561,000
     Canada                                           343,000       261,000        82,000
                                                  -----------   -----------   -----------

         Subtotal Kerastick(R) product revenues     3,153,000     2,510,000       643,000

BLU-U(R) PRODUCT REVENUES
     United States                                    669,000       686,000       (17,000)
     Canada                                            31,000       173,000      (142,000)
                                                  -----------   -----------   -----------

         Subtotal BLU-U(R) product revenues           700,000       859,000      (159,000)
                                                  -----------   -----------   -----------

    TOTAL PDT DRUG & DEVICE PRODUCT REVENUES      $ 3,853,000   $ 3,369,000   $   484,000
                                                  -----------   -----------   -----------

    TOTAL NON-PDT DRUG PRODUCT REVENUES           $   898,000          --     $   898,000
                                                  -----------   -----------   -----------

       TOTAL PRODUCT REVENUES                     $ 4,751,000   $ 3,369,000   $ 1,382,000
                                                  ===========   ===========   ===========

     For the three month period ended March 31, 2006 total PDT Drug and Device Product Revenues were $3,853,000. This represents an increase of $484,000 or 14% over the comparable 2005 total of $3,369,000. The incremental revenue was driven by increased Kerastick(R) revenues which were partially offset by decreased BLU-U(R) revenues.

     For the three month period ended March 31, 2006, Kerastick(R) revenues were $3,153,000 representing a $643,000 or 26% increase over the comparable 2005 total of $2,510,000. Overall Kerastick(R) unit sales for the period were 32,934, including 28,080 sold in the United States and 4,854 sold to Coherent-AMT, our Canadian marketing and distribution partner. This represents an increase from 28,704 Kerastick(R) units sold in the three months ended March 31, 2005, including 24,900 sold in the United States and 3,804 sold in Canada by Coherent-AMT. Our average net selling price for the Kerastick(R) increased to $95.73 in the first quarter of 2006 from

$87.44 in the first quarter of 2005. Our average net selling price for the Kerastick(R) includes sales made directly to our end-user customers, as well as sales made to our distributors, both in the United States and Canada. The increase in 2006 Kerastick(R) revenues was driven mainly by increased sales volumes, an increase in our average unit selling price, a reduction in our overall sales volume discount programs, and increased levels of direct distribution to customers. Effective January 1, 2006, DUSA became the sole US distributor of the Kerastick(R).

     For the three month period ended March 31, 2006, BLU-U(R) revenues were $700,000 representing a $159,000 or 19% decrease over the comparable 2005 total of $859,000. The decrease in 2006 BLU-U(R) revenue was driven by lower overall sales volumes which were partially offset by an increase in our average selling price. There were 92 units sold for the three months ended March 31, 2006 versus 143 units sold in the comparable 2005 period. The 2006 total consists of 86 units sold in the United States and 6 sold in Canada to Coherent-AMT. The 2005 total consists of 112 units sold in the United States and 31 sold in Canada by Coherent-AMT. Our average selling price increased to $7,496 for the three months ended March 31, 2006 from $5,977 in the comparable 2005 period. During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At March 31, 2006, there were approximately 85 units in the field pursuant to this evaluation program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years.

     Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 merger with Sirius Laboratories. Total revenues for the period March 10, 2006 through March 31, 2006 were $898,000. The substantial majority of the Non-PDT product revenues were from sales of Nicomide(R).

     The increase in our total revenues results from the acquisition of new products, as well as, the efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices, increased our direct selling efforts, became the sole US distributor of the Kerastick(R), and reduced our overall sales volume discount programs, all of which have had a positive impact on our average selling prices during 2006. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that sales should continue to increase through increased consumption of our products by our existing customers, as well as the addition of new customers. However, should one or more generic niacinamide products remain on the market for any significant length of time, our revenues of Nicomide(R) could be significantly eroded, and our achievement of profitability would be delayed.

         COST OF PRODUCT SALES AND ROYALTIES -- Cost of product sales and royalties for the three months ended March 31, 2006 were $1,791,000 as compared to $2,004,000 in 2005. A summary of the components of cost of product sales and royalties is provided below:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     (UNAUDITED)
                                                                     --------------------------------------------
  KERASTICK(R)  COST OF PRODUCT REVENUES AND ROYALTIES                   2006            2005         INCREASE/
                                                                                                      (DECREASE)
                                                                     -------------    ------------    -----------

       Direct Kerastick(R) Product Costs                                 $455,000        $580,000     ($125,000)
       Other Kerastick(R) Product costs including internal costs          312,000         272,000         40,000
       assigned to support products
       Royalty and supply fees (1)                                        160,000         128,000         32,000
                                                                     -------------    ------------    -----------
          Subtotal Kerastick(R)  Cost of Product Revenues and
              Royalties                                                  $927,000        $980,000      ($53,000)
                                                                     -------------    ------------    -----------

  BLU-U(R) COST OF PRODUCT REVENUES

       Direct BLU-U(R) Product costs                                     $313,000        $476,000     ($163,000)
       Other BLU-U(R)  Product costs including internal costs
        assigned to support products; as well as costs incurred to
        ship, install and service the BLU-U(R) in physicians offices      268,000         548,000      (280,000)
                                                                      ------------    ------------    -----------
          Total Device cost of  product revenues                         $581,000      $1,024,000     ($443,000)
                                                                      ------------    ------------    -----------

    TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES     $1,508,000      $2,004,000     ($496,000)
                                                                      ------------    ------------    -----------
    TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES (2)        $283,000               -       $283,000
                                                                      ------------    ------------    -----------
        TOTAL COST OF PRODUCT REVENUES AND ROYALTIES                   $1,791,000      $2,004,000     ($213,000)
                                                                      ============    ============    ===========


     1) Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan(R) Kerastick(R) in Canada.

     2) Non-PDT Drug Cost of Product Revenues and Royalties reflect the costs associated with the products acquired as part of our March 10, 2006 merger with Sirius.

         MARGINS -- Total product margins for the three month period ended March 31, 2006 were $2,960,000 as compared to $1,365,000 for the comparable 2005 period, as shown below:

                                                            THREE MONTHS ENDED MARCH 31,
                                                                    (UNAUDITED)
                                            -------------------------------------------------------------
                                                    2006                   2005             INCREASE/
                                                                                            (DECREASE)
                                            ---------------------- ---------------------- ---------------
Kerastick(R) Gross Margin                    $2,226,000    71%        $1,530,000   61%          $696,000
BLU-U(R) Gross Margin                           119,000    17%         (165,000)  (19%)          284,000
                                            ------------           --------------         ---------------
   Total PDT Drug & Device Gross Margin      $2,345,000    61%        $1,365,000   41%          $980,000
                                            ------------           --------------         ---------------
   Total Non-PDT Drug Gross Margin             $615,000    69%                 -    -           $615,000
                                            ------------           --------------         ---------------
     TOTAL GROSS MARGIN                      $2,960,000    62%        $1,365,000   41%        $1,595,000
                                            ============           ==============         ===============

         For the three month period ended March 31, 2006 total PDT Drug and Device Product Margins were 61% versus 41% for the comparable 2005 period. The incremental margin was driven by positive margin gains on both the Kerastick(R) and BLU-U(R).

         Kerastick(R) gross margins for the three month period ended March 31, 2006 were 71% versus 61% for the comparable 2005 period. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price, increased levels of direct distribution to customers eliminating the cost of distributors; as well as a reduction in our overall sales volume discount programs. Our long-term goal is to achieve higher gross margins on Kerastick(R) sales which will be significantly dependent on increased volume.

          BLU-U(R) margins for the three month period ended March 31, 2006 were 17% versus (19%) for the comparable 2005 period. The increase in margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick(R) sales volumes.

         Non-PDT Drug Product Margins reflect the margin generated by the products acquired as part of our March 10, 2006 merger with Sirius Laboratories. Total margin for the period March 10, 2006 through March 31, 2006 was 69%. Non-PDT Drug Product Margins were negatively impacted by fair value accounting for the inventory acquired as part of the merger. We expect the purchase accounting adjustment will continue to effect gross margins for the next two quarters, and beyond that we expect gross margins on Non-PDT Drug Products to be in the 80% to 90% range.

         RESEARCH AND DEVELOPMENT COSTS -- Research and development costs for the three month period ended March 31, 2006 were $3,111,000 including $1.6 million related to in-process research and development acquired as part of the acquisition of Sirius, as compared to $1,596,000 in 2005. The increase was caused primarily by the recording of the acquired in-process research and development. During the fourth quarter of 2004, we initiated a DUSA-sponsored Phase II study of Levulan(R) PDT for the treatment of acne, the results of which were announced in February 2006. This 72 patient, investigator blinded study was designed to examine the effects of varying Levulan/vehicle incubation times prior to light treatment, namely 15, 60 and 120 minutes. Patients were all pre-treated with an acetone wash, and 18 subjects in each group received Levulan(R) plus the BLU-U(R) and six received BLU-U(R) alone. There were no formal placebo arms in this study. Up to four PDT treatments were given at 2-week intervals. The results of the study, determined at 4 weeks post-treatment, indicate that both Levulan(R) plus BLU-U(R) and BLU-U(R) alone appear to effectively reduce the number of both inflammatory and non-inflammatory acne lesions. There was a higher than anticipated `BLU-U alone' response rate using this protocol, but the study was not sized to discern differences between the two types of treatment. At the Week 8 time point, the median percent decrease in total lesion count, for Levulan BLU-U and BLU-U alone was 61% and 80%, respectively. In the overall Acne Severity Assessment at the Week 8 time point, the Levulan plus BLU-U group showed 7/18 (39%) of subjects had at least 2 grades of improvement in their acne, compared with 4/6 (67%) in the BLU-U alone group.

         In the subset of 28 patients with the most severe (Grade 4) acne, in general, the total lesion count at Week 8 decreased in the Levulan BLU-U group, whereas total lesion count at Week 8 increased in the BLU-U alone group. Treatment was well tolerated in both arms of the study with no unanticipated adverse events being reported. Side effects were minimal. We believe that the results of this study suggest that for future development of Levulan(R) PDT for acne, those patients with the most severe form(s) of acne should receive the greatest benefit. During September 2005, the FDA issued new draft guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. As a result of the issuance of this guidance, in combination with the results of our Phase II study, we believe that additional Phase II work will be required before we commence Phase III acne trials.

         In February 2006, we reported the interim analysis results from our 80 patient, multi-center Phase II split-face clinical study of PDT in the treatment of photodamaged skin using the Company's Levulan(R) (aminolevulinic acid HCl, ALA) Kerastick(R) in combination with either our BLU-U(R), an Intense Pulsed Light, or IPL, or a Long Pulsed Dye Laser, or LPDL. The goal of the study was to guide selection of light source(s) for future PDT development in the treatment of photodamaged skin. Each patient served as his or her own control, using a 'split-face' design. Following skin cleansing with an acetone solution, and approximately 60 minutes of drug and/or vehicle incubation, light treatment with a fixed dose was given using one of the three light sources. Up to 3 treatments were given, 3 weeks apart. Interim results were assessed at Weeks 9 and 12. The protocol includes additional follow-up visits scheduled for Weeks 26 and 52.

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

         We believe that these results support the conclusions of a prior independent study by Touma et al (2004), using Levulan with BLU-U versus BLU-U alone, that achieved statistical significance with the addition of Levulan in all photodamage parameters measured, other than deep wrinkles. In that study, the investigators treated more severely sun-damaged patients than were treated in our Phase II study, each with a minimum of 4 actinic keratoses. They also used twice the dose of blue light compared to the current study (10 vs. 5 Joules/cm2), and drug incubation times ranging from 1-3 hours.

         It is well known that IPL, by itself, improves photodamage, predominantly by targeting brown discoloration and red blood vessels. As we expected, at Week 12 in our study, the results show significant improvement in photodamage with IPL and vehicle, especially with respect to mottled pigmentation and telangiectasia. With the addition of Levulan, there was a trend toward greater improvement in all parameters of photodamage except for mottled pigmentation, although these trends did not achieve statistical significance at Week 12. However, the trend toward improvement was notably greater at Week 12 than Week 9 without any additional treatments with Levulan, and additional follow up is scheduled at weeks 26 and 52.

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

         In general, safety was excellent in all groups, but treatment using Levulan(R) with BLU-U was better tolerated than treatment with IPL or LPDL (with or without Levulan(R) i.e. the frequency and severity of stinging and burning during treatment was greater with IPL and LPDL (with or without Levulan(R)) compared to Levulan(R) with BLU-U(R), and for BLU-U(R) with vehicle. Levulan(R) with BLU-U(R) was also easy to use and less operator dependent. We are continuing to evaluate data prior to deciding appropriate next steps.

         As our Phase II clinical trials proceed for acne and photodamage, and especially at such time as we may commence Phase III trials in these indications, research and development expenses are expected to increase significantly.

         On September 27, 2004, DUSA signed a clinical trial agreement with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, for the clinical development of Levulan(R) PDT for the treatment of high-grade dysplasia within Barrett's Esophagus. In addition, to further our objectives concerning treatment of internal indications using Levulan(R) PDT, on November 4, 2004, we signed an additional clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare overall clinical development plans for Levulan(R) PDT in these indications, starting with Phase I/II trials, and continuing through Phase III studies, if appropriate. DUSA and the NCI DCP have prepared protocols for the initial Phase I/II clinical studies in both indications. The NCI DCP is currently working with DUSA and investigators to finalize the clinical trial designs. The NCI DCP will use its resources to file its own Investigational New Drug applications with the FDA. Our costs related to these studies will be limited to providing Levulan(R), laser devices and our proprietary light device sheath and the necessary training for the investigators involved. All other costs of these studies will be the responsibility of the NCI DCP. We have options on new intellectual property and, subject to successful clinical trial results, intend to seek FDA approvals in due course. In preparation for new Phase II clinical trials for the treatment of high-grade dysplasia associated with Barrett's esophagus, our small single-center pilot Phase II clinical trial using our proprietary endoscopic light delivery device is continuing.

         We have entered into a series of agreements for our research projects and clinical studies. We expect research and development costs to increase in 2006 as compared to 2005 as we continue to invest in our clinical programs. We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which will also cause research and development expenses to increase.

         MARKETING AND SALES COSTS -- Marketing and sales costs for the three months ended March 31, 2006 were $2,691,000 as compared to $2,785,000 for 2005. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $1, 596,000 for the three month period ended March 31, 2006, compared to $1,837,000 in 2005. The decrease in this category is due to a lower average headcount in 2006 in comparison to 2005. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $1,097,000, including $102,000 related to amortization of developed/core technology resulting from the acquisition of Sirius, for the three month period ended March 31, 2006, compared to $948,000 in 2005. We expect that our overhead expenses will remain elevated reflecting the expansion of our sales capacity and the addition of executive sales management in the second quarter of 2006; however, these expenses should be somewhat offset by lower tradeshow spending for the remainder of the year, as the major conferences took place during the first quarter of 2006. The expected amortization expense related to the core/developed technology for the remainder of 2006 is $1.3 million. We anticipate that the level of marketing and sales expenses and related support functions will continue to increase in 2006 as we integrate the members of the Sirius sales force and seek to expand our sales coverage as a result of the initial success of our sales initiatives.

         GENERAL AND ADMINISTRATIVE COSTS -- General and administrative costs for the three months ended March 31, 2006 increased to $2,070,000 as compared to $1,682,000 for 2005. This increase is mainly attributable to $149,000 resulting from the adoption of FAS 123R, and incremental costs associated with the acquisition of Sirius, and increased professional fees.

General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period.

         OTHER INCOME, NET -- Other income for the three months ended March 31, 2006 decreased to $272,000 as compared to $367,000 during the same period in 2005. This decrease is primarily attributable to a decrease in of the balance of marketable securities as we use these resources to fund operations.

         NET LOSSES - We incurred a net loss of $4,640,000, or $0.26 per share, for the three months ended March 31, 2006, as compared to a net loss of $4,332,000 or $0.26 per share for the comparable period in 2005. Net losses are expected to continue until end-user sales offset the cost of launching our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that we have sufficient cash to continue to fund Levulan(R) PDT sales and marketing expenses at current levels, planned research and development activities for our Levulan(R) PDT/PD platform, and to fund operations and capital expenditures for the foreseeable future. However, should one or more generic niacinamide products remain on the market for any significant length of time our liquidity could be significantly impacted. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis.

         At March 31, 2006, we had approximately $23,406,000 of total cash resources, comprised of $4,283,000 of cash and cash equivalents, marketable securities available for sale totaling $18,977,000, and restricted cash of $146,000. As of March 31, 2006, these securities had yields ranging from 2.35% to 7.43% and maturity dates ranging from April 1, 2006 to June 15, 2008.

         As of March 31, 2006, working capital (total current assets minus total current liabilities) was $24,915,000, as compared to $34,889,000 as of December 31, 2005. Total current assets decreased by $8.7 million during the three months ended March 31, 2006, due primarily to a decrease in our marketable securities, and total current liabilities increased by $1.3 million during the same period due primarily to an increase in accrued expenses resulting from the acquisition of Sirius.

         As stated above, we acquired all of the outstanding common stock of Sirius in March 2006 in exchange for 2,396,245 shares of DUSA common stock and cash. At closing, we paid $8.0 million less certain expenses, in cash, and 1,973,353 unregistered shares of DUSA's common stock, no par value per share (the "Common Stock") to the shareholders of Sirius and issued an additional 422,892 unregistered shares to an escrow agent to be held for up to two years subject to certain indemnification provisions of the Merger Agreement. We have an obligation to file a registration statement covering these shares. See
Note 3 to the Notes to the Condensed Consolidated Financial Statements for the effect of purchase method accounting on the value of the acquisition. We have agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments earned are, as follows:

    CUMULATIVE SALES MILESTONE:                        PAYMENT EARNED:
    ---------------------------                        ---------------
           $25.0 million                                 $1.5 million
            35.0 million                                 $1.0 million
            45.0 million                                 $1.0 million
                                                         ------------
               Total                                     $3.5 million
                                                         ============


         In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved.

         We are still actively seeking to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2006, we are focusing primarily on increasing the sales of the Levulan(R) Kerastick(R) and the BLU-U(R), as well as the Non Photodynamic Therapy Drug Products, advancing our Phase II studies for use of Levulan(R) PDT in photodamaged skin and acne, and continuing to pursue our product development pipeline .

         DUSA has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Altana, Inc.

         In June 2005, Sirius entered into a development and product license agreement with Altana, Inc. relating to a reformulated dermatology product. According to the agreement, Sirius pays for all development costs. The agreement was assigned to us by virtue of the Sirius merger. Should development efforts be successful, Altana will manufacture the product for us and we will be obligated to pay royalties, including certain minimum royalties on net sales of the product. The agreement expires six years after the first commercial sale of the product.

Amide Pharmaceuticals, Inc.

         Under an agreement dated May 18, 2001, and amended on February 8, 2006, Sirius entered into an arrangement for the supply of Nicomide(R) with Amide Pharmaceuticals, Inc. Currently, Amide supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. The agreement was assigned to us as part of the Sirius merger.

Harmony Labs, Inc.

         Under an agreement dated September 18, 2001, and amended on February 16, 2006 and March 10, 2006, Sirius entered unto an arrangement for the manufacturing and supply of the AVAR(R) line of products and Nicomide-T(R) with Harmony Labs, Inc. The agreement was assigned to us as part of the Sirius merger. Currently, Harmony supplies all of our requirements; however, we have the right to use a second source for a significant portion of its needs if we choose to do so. The agreement expires on February 16, 2009.

L. Perrigo Company

         On October 25, 2005, Sirius entered into a supply agreement with L. Perrigo Company for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. Sirius is responsible for all development costs and for obtaining all necessary regulatory approvals. Perrigo is entitled to royalties on net sales of the product, including certain minimum royalties commencing May 1, 2006. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions. Minimum royalties to Perrigo are $250,000 per year.

Winston Laboratories, Inc.

         On or about January 30, 2006 Winston Laboratories, Inc. and Sirius entered into a license agreement relating to a Sirius product, Psoriatec(R) (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of Sirius. The 2006 agreement grants to Sirius an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. Royalties are paid on net sales of the product by Sirius, and certain minimum royalties are due each year to maintain the license. Sirius has an option to purchase the product from Winston at certain times during the two-year term of the agreement. The agreement is due to expire on January 31, 2008, subject to rights to extend or terminate the agreement earlier. This agreement was assigned to us as part of the Sirius Merger. Minimum royalties to Winston Laboratories are $300,000 per year ending January 31, 2008.

            Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at March 31, 2006:

                                       TOTAL         1 YEAR OR LESS       2-3 YEARS       4-5 YEARS       AFTER 5
                                       -----         --------------       ---------       ---------       -------
Operating lease obligations         $ 3,170,000        $ 683,758          $ 992,466       $ 887,833       $ 606,416

Purchase obligations (1, 2)         $ 1,966,660        1,966,660                  -               -               -
Minimum royalty obligations         $ 2,486,000        $ 615,167          $ 922,000       $ 672,000       $ 276,833


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

         As of March 31, 2006, the weighted average rate of return on our investments was 4.48%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2006, the fair market value of the portfolio would decline by $122,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4.  CONTROLS AND PROCEDURES

         We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

         There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, without limitation statements regarding our use of estimates and assumptions in the preparation of our financial statements and policies, including certain pro forma financial statements and the impact on us of the adoption of certain accounting standards, our obligation to make certain milestone payments to third parties, our beliefs and intent regarding the manufacture of our products and the availability of inventory of our products, the outcome and costs of litigation to which we are a party, the terms and conditions of our equity compensation plans, our beliefs regarding our recent merger with Sirius Laboratories, Inc. and the benefits, effects, impact and risks thereof, our goal of achieving profitability, our beliefs regarding our sales and marketing efforts, competition with other companies, the adoption of our products, and the outcome of such efforts, our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and changes to applicable CPT codes, our expectation regarding the margins on our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, our expectations and beliefs regarding our future expenses and losses, the sufficiency of our capital resources and our needs for additional capital, our plans for obtaining financing in the future and for pursuing certain goals and objectives, and the possibility of the holders of options and warrants to purchase our common stock exercising these securities. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our recent merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under "Risk Factors" on pages 42 through 57, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Photocure ASA

         In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen's University at Kingston, Ontario, alleging that Australian Patent No. 624985 was invalid. Australian Patent No. 624985 is one of the patents covered by our agreement with PARTEQ Research & Development Innovations, the technology transfer arm of Queen's University, relating to 5-aminolevulinic acid technology. PhotoCure instituted this proceeding on April 12, 2002 in the Federal Court of Australia, Victoria District Registry. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. On April 6, 2005, the Federal Court of Australia ruled that the patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product does not infringe the claims in the Australian patent. Since these claims are unique to the Australian patent and Australian law differs from patent law in other jurisdictions, we do not expect that this decision is determinative of the validity of any other patents licensed by us from Queen's University or of whether PhotoCure's product infringes claims in such other patents, including the United States patent. None of the parties appealed the decision. The parties, including PhotoCure's marketing partner, Galderma S.A., signed a Mediation Agreement in August 2004 to attempt to settle their disputes. We are making progress in the negotiations.

NECC

         In December 2004, we filed a lawsuit against New England Compounding Center of Framingham, Massachusetts alleging violations of U.S. patent law in the U.S. District Court in

Boston, Massachusetts. On March 17, 2005, New England Compounding Pharmacy filed an answer against us, including a defense that our patents are invalid and several counterclaims against us, and we filed our response on April 5, 2005. On April 10, 2006, we announced that we and NECC had settled our respective claims against each other. Under the terms of the settlement agreement, NECC does not admit any wrongdoing but has agreed that it will not infringe or induce others to infringe the two patents that were the subject of the lawsuit, and all claims against us were released.

Levulan(R) Suits

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

River's Edge

     On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide(R) is one of the key products DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468, and on April 26, 2006 we filed a Motion to Dismiss the Georgia action. In response to a motion put forward with the filing by us, the New Jersey court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). The court has not yet ruled on this motion.

ITEM 1A.  RISK FACTORS.

         A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1.A. of our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

         You should carefully consider and evaluate all of the information in, or incorporated by reference in, this Current Report on Form 10-Q. The following are among the risks we face related to our business, assets and operations. They are not the only ones we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the value of the securities being offered by this report.

         This section of the Quarterly Report on Form 10-Q contains forward-looking statements of our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks factors described below and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

                              Risks Related To DUSA

We Are Not Currently Profitable And May Not Be Profitable In The Future Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.

    We Have Only Limited Experience Marketing And Selling Pharmaceutical Products And, As A Result, Our Revenues From Product Sales May Suffer.

         If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our dermatology products in the United States and the rest of the world, except Canada, and Mexico and Central and South America, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. Acquiring and retaining marketing and sales force capabilities involves significant expense, and current sales levels are not offsetting the expenses related to these efforts. In addition, our sales personnel have only recently begun to sell and market the Sirius products. If our sales and marketing efforts fail, then sales of the Kerastick(R), the BLU-U(R) and the Sirius Products -- Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, METED(R), Psoriacap(R) and Psoriatec(R) will be adversely affected.

    If We Cannot Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product Sales May Suffer.

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

         If insurance companies do not cover, or stop covering products which are currently covered, our sales could be dramatically reduced.

    Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick(R) And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan(R), The BLU-U(R) and the Sirius Products -- Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, METED(R), Psoriacap(R) and Psoriatec(R), Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales.

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

         We are working with the supplier of the AVAR(R) line of products to address certain manufacturing concerns. There is a risk that inventory of some of these products could become in short supply while such concerns are being addressed and negatively affect revenues from these products.

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

    Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products.

         The manufacture and marketing of our products, the Levulan(R) Kerastick(R) with the BLU-U(R) for AKs, the BLU-U(R) without Levulan(R) to treat moderate inflammatory acne and the Sirius Products -- Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, METED(R), Psoriacap(R) and Psoriatec(R)., are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:

     o approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

     o controlled research and testing of some of these products even after approval, and

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

         Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick(R) facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacture of the AVAR(R) products, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have an adverse effect on our financial condition and operations.

         Certain of the Sirius products acquired in connection with the merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market.

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

     We Have Significant Losses And Anticipate Continued Losses For The Foreseeable Future.

         We have a history of operating losses. We expect to have continued losses through at least 2006 as we attempt to increase sales of our approved products in the marketplace and continue research and development of potential new products. We incurred net losses of $14,998,709 for the year ended December 31, 2005 and $15,628,980 for the year ended December 31, 2004. We have continued to experience net losses during the quarter ended March 31, 2006. As of March 31, 2006, our accumulated deficit was approximately $94,178,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable.

If We Are Unable To Protect Our Proprietary Technology, Trade Secrets Or Know-How, We May Not Be Able To Operate Our Business Profitably.

    We Have Limited Patent Protection And If We Are Unable To Protect Our Proprietary Rights, Competitors Might Be Able To Develop Similar Products To Compete With Our Products And Technology.

         Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no compound patent protection for our Levulan(R) brand of the compound ALA. Our basic ALA patents are for methods of detecting and treating various diseased tissues using ALA (or related compounds called precursors), in combination with light. We own or exclusively license ALA patents and patent applications related to the following:

     o methods of using ALA and its unique physical forms in combination with light,

     o    compositions and apparatus for those methods, and

     o    unique physical forms of ALA.

         We have limited ALA patent protection outside the United States, which may make it easier for third-parties to compete there. Our basic method of treatment patents and applications have counterparts in only six foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

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

          Nicomide is covered by a U.S. patent which issued in December 2005. River's Edge Pharmaceuticals LLC has filed an application with the U.S. Patent and Trademark Office for the reexamination of the patent. If the USPTO finds that the patent is invalid, River's Edge and other generics will be able to compete with Nicomide.

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

         On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. Nicomide is one of the key products DUSA acquired from Sirius in its Merger. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S.

patent 6,979,468. In response to a motion put forward with the filing by us, the Court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). If we do not prevail in our lawsuit, or the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) could decrease significantly. The court has not yet ruled on this motion.

         During 2005 and into 2006, we filed several lawsuits against compounding pharmacies and physicians alleging violations of patent law. While we have been successful in obtaining a default judgment against one compounding pharmacy, settled another suit, and have obtained consent judgments from several physicians, we do not know whether these lawsuits will prevent others from infringing our patents or whether we will be successful in stopping these activities which we believe are negatively affecting our revenues.

    We Have Only 2 Therapies That Have Received Regulatory Approval Or Clearance And We Cannot Predict Whether We Will Ever Develop Or Commercialize Any Other Products.

    Except For The Levulan(R) Kerastick(R) With The BLU-U(R) To Treat AKs, The Use Of The BLU-U(R) Alone To Treat Moderate Inflammatory Acne, and the Sirius Products -- Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, METED(R), Psoriacap(R) and Psoriatec(R), All Of Our Potential Products Are In Early Stages Of Development And May Never Result In Any Commercially Successful Products.

         We do not know if the Levulan(R) Kerastick(R), the BLU-U(R) products will ever be commercially successful. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for DUSA's 2 approved therapies, all of our other potential Levulan(R), BLU-U(R) products, and other potential product candidates which we acquired in our merger with Sirius, are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

         Certain of the Sirius products acquired in connection with the Merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market.

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

We Are Exposed To Risks Associated With Acquisitions.

         On March 10, 2006, we acquired Sirius Laboratories, Inc. We may in the future make other acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

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

         Mergers and acquisitions are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on any company that we may acquire, or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

      The merger between DUSA and Sirius Laboratories may be more difficult, costly or time consuming than expected, and we may not be able to successfully integrate our business with Sirius' business.

      Upon completion of our merger with Sirius, we began to integrate our operations with those of Sirius. Although we have not experienced significant difficulties to date, as the integration process continues, it is possible that we may face difficulties which may result in, among other things, disruptions in our ongoing operations. For example, we may experience differences in the two companies' business procedures, controls or personnel policies, and there could be problems that affect our ongoing relationships with our customers or that affect our ability to realize all anticipated benefits of the merger. Some of these difficulties include, without limitation, the loss of key employees and customers, the disruption of ongoing business relationships, and possible inconsistencies in standards, controls, procedures and policies. The success of our merger with Sirius depends on our ability to successfully merge corporate cultures and operational and financial systems, integrate and retain the customer base of the acquired business, realize cost reduction synergies; and as necessary, retain key management members and technical personnel of acquired companies. If we fail to integrate Sirius' business and operations successfully, that failure could have a material adverse effect on our business.

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

         We are a small company with only 80 employees, including 2 part-time employees as of March 31, 2006. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas

Our Collaborations With Outside Scientists May Be Subject To Restriction And Change.

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

         Well-known pharmaceutical, biotechnology and medical device companies are marketing well-established therapies for the treatment of many of the same conditions that we are seeking to treat, including AKs, acne, rosacea, photodamaged skin and Barrett's esophagus. Doctors may prefer to use familiar methods, rather than trying our products. Reimbursement issues affect the economic competitiveness of our products as compared to other more traditional therapies.

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

Our Products May Lose Market Share If New Manufacturers Begin Producing Competing Products That Are Able To Penetrate Our Market.

    We Have Learned That Compounding Pharmacies Are Producing A Form Of Aminolevulinic Acid HCl And Are Marketing It To The Medical Community.

         We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan(R) product. On January 31, 2005, we filed a lawsuit in the United States District Court for the District of Arizona against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement and of United States patent law. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,700. Also, on December 27, 2004, we filed a lawsuit in United States District Court for the District of Massachusetts against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of United States patent law which has now settled. While we believe that certain actions of compounding pharmacies go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these pharmacies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

    We have learned that River's Edge is marketing an alternative niacinamide Product.

         If generic manufacturers launch products to compete with Nicomide in spite of our patent position, they may erode our market and negatively impact our sales revenues, liquidity and operations.

   Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.

         We anticipate that we will face increased competition as the scientific development of PDT/PD and the Non-PDT Drug Products advance and new companies enter our markets. Several companies are developing PDT agents other than Levulan(R). These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). We are also aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: medac GmbH and photonamic GmbH & Co. KG (Germany); PhotoTherapeutics, Inc. (U.K.) and PhotoCure ASA (Norway) which entered into a marketing agreement with Galderma S.A. for countries outside of Nordic countries for certain dermatology indications. There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne and rosacea markets.

         PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. In July 2004, PhotoCure received FDA approval in the United States for its AK therapy. If PhotoCure enters into the marketplace based on receiving this approval, its product will represent direct competition for our products.

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

     Our primary competition in the acne and rosacea markets include oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market.

                           Risks Related To Our Stock

If Outstanding Options, Warrants And Rights Are Converted, The Value Of Those Shares Of Common Stock Outstanding Just Prior To The Conversion Will Be Diluted.

         As of March 31, 2006 there were outstanding options and warrants to purchase 3,079,875 shares of common stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

Results Of Our Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.

         The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2005 to March 31, 2006, the price of our stock has ranged from a low of $6.57 to a high of $16.30. Factors that contributed to the volatility of our stock during the last 15 months included:

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

         The price of our common stock may be affected by the amount of quarterly shipments of our products to end-users. Since our PDT products are still in the early stages of adoption, and sales volumes are still low, a number of factors could affect product sales levels and growth rates in any period. These could include the timing of medical conferences, sales promotion activities, and large volume purchases by our higher usage customers. In addition, seasonal fluctuations in the number of patients seeking treatment at various times during the year could impact sales volumes. These factors could, in turn, affect the volatility of our stock price.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


         Information relating to our issuance of unregistered securities in connection with our merger with Sirius Laboratories, Inc. was included in our Current Report on Form 8-K filed with the Commission on March 14, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6.  EXHIBITS

10(a) Supply Agreement by and between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(b) Amendment and Extension of the Supply Agreement by and between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c) Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(d) Amendment and Extension of the Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(e) Second Amendment of the Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(f) Supply Agreement by and between Sirius Laboratories, Inc. and L. Perrigo Company dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(g) 2006 Micanol License Agreement by and between Sirius Laboratories, Inc. and Winston Laboratories, Inc. effective as of January 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference; and

10(h) Development, License and Supply Agreement by and between Sirius Laboratories, Inc. and Altana Inc. dated June 13, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

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

99(a)  Press Release of the Company dated May 10, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DUSA Pharmaceuticals, Inc.

Date:  May 10, 2006            By:   /s/ D. Geoffrey Shulman
                                  --------------------------------
                                  D. Geoffrey Shulman
                                  Director, Chairman and Chief Executive Officer (principal executive officer)

Date:  May 10, 2006            By:   /s/ Richard C. Christopher
                                  --------------------------------
                                  Richard C. Christopher
                                  Vice President, Finance and Chief Financial
                                  Officer (principal financial officer)

                                  EXHIBIT INDEX




10(a) Supply Agreement by and between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(b) Amendment and Extension of the Supply Agreement by and between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c) Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, filed herewith, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(d) Amendment and Extension of the Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(e) Second Amendment of the Supply and Development Agreement by and between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(f) Supply Agreement by and between Sirius Laboratories, Inc. and L. Perrigo Company dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(g) 2006 Micanol License Agreement by and between Sirius Laboratories, Inc. and Winston Laboratories, Inc. effective as of January 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference; and

10(h) Development, License and Supply Agreement by and between Sirius Laboratories, Inc. and Altana Inc. dated June 13, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

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

99(a)  Press Release of the Company dated May 10, 2006.