Form 10-Q
period 2006-06-30
DUSA PHARMACEUTICALS INC
filed 2006-08-08
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                        Commission file number: 001-31533

                           DUSA PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               New Jersey                                22-3103129
     (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

     25 Upton Drive, Wilmington, MA                         01887
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

Yes [ ] No [X]

As of August 3, 2006, the registrant had 19,449,442 shares of Common Stock, no par value per share, outstanding.

                           DUSA PHARMACEUTICALS, INC.
                         TABLE OF CONTENTS TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3
         -   Condensed Consolidated Balance Sheets at June 30, 2006 and
             December 31, 2005 (Unaudited)
         -   Condensed Consolidated Statements of Operations for the
             three and six-month periods ended June 30, 2006 and 2005
             (Unaudited)
         -   Condensed Consolidated Statements of Cash Flows for the
             three and six-month periods ended June 30, 2006 and 2005
             (Unaudited)
         -   Notes to the Condensed Consolidated Financial Statements
             (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

Item 4.  Controls and Procedures                                            33

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  33

Item 1A. Risk Factors                                                       36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        47

Item 3.  Defaults Upon Senior Securities                                    47

Item 4.  Submission of Matters to a Vote of Security Holders                48

Item 5.  Other Information                                                  48

Item 6.  Exhibits                                                           49

         SIGNATURES                                                         50
Exhibit Index                                                               51
EX-10(a) Patent License Agreement
EX-31.1  SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2  SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1  SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2  SECTION 906 CERTIFICATION OF THE C.F.O.
EX-99    Press Release

PART I.

ITEM 1. FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  June 30,     DECEMBER 31,
                                                                                    2006           2005
                                                                                ------------   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $  5,615,118   $  4,210,675
   Marketable securities                                                          14,584,968     30,579,486
   Accrued interest receivable                                                       200,175        353,449
   Accounts receivable, net                                                        2,062,456        373,130
   Inventory                                                                       2,909,201      1,860,793
   Deferred acquisition costs                                                             --        831,875
   Prepaids and other current assets                                               1,399,989        776,293
                                                                                ------------   ------------
      TOTAL CURRENT ASSETS                                                        26,771,907     38,985,701
   Restricted cash                                                                   154,286        144,541
   Property, plant and equipment, net                                              2,857,456      2,971,869
   Intangible assets                                                              16,620,652             --
   Goodwill                                                                        5,772,505             --
   Deferred charges and other assets                                                 889,704        228,520
                                                                                ------------   ------------
TOTAL ASSETS                                                                    $ 53,066,510   $ 42,330,631
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $    522,438   $    934,694
   Accrued compensation                                                              810,410      1,071,677
   Other accrued expenses                                                          3,541,683      1,995,679
   Deferred revenue                                                                1,066,700         94,283
                                                                                ------------   ------------
      TOTAL CURRENT LIABILITIES                                                    5,941,231      4,096,333
   Other liabilities                                                                 205,785        205,570
                                                                                ------------   ------------
TOTAL LIABILITIES                                                                  6,147,016      4,301,903
                                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
   Capital Stock
      Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and
      40,000 junior Series A preferred shares. Issued and outstanding:
      19,449,442 and 17,041,197 shares of common stock, no par, at June 30,
      2006 and December 31, 2005, respectively                                   142,870,571    125,626,163
   Additional paid-in capital                                                      3,005,846      2,035,783
   Accumulated deficit                                                           (98,831,732)   (89,537,470)
   Accumulated other comprehensive loss                                             (125,191)       (95,748)
                                                                                ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                                        46,919,494     38,028,728
                                                                                ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 53,066,510   $ 42,330,631
                                                                                ============   ============

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                  2006          2005          2006          2005
                                              -----------   -----------   -----------   -----------
Product Revenues                              $ 6,619,109   $ 2,228,116   $11,369,630   $ 5,596,730
Cost of Product Revenues and Royalties          2,995,163     1,470,528     4,785,922     3,474,156
                                              -----------   -----------   -----------   -----------
   GROSS MARGIN                                 3,623,946       757,588     6,583,708     2,122,574
Operating Costs
   Research and Development                     1,527,523     1,799,149     3,038,254     3,394,866
   In-process Research and Development                 --            --     1,600,000            --
   Marketing and Sales                          3,176,523     2,295,914     5,867,207     5,081,316
   General and Administrative                   3,753,796     1,841,239     5,824,087     3,523,718
                                              -----------   -----------   -----------   -----------
TOTAL OPERATING COSTS                           8,457,842     5,936,302    16,329,548    11,999,900
                                              -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                           (4,833,896)   (5,178,714)   (9,745,840)   (9,877,326)
OTHER INCOME
   Other income, net                              179,942       352,596       451,578       719,593
                                              -----------   -----------   -----------   -----------
NET LOSS                                      $(4,653,954)  $(4,826,118)  $(9,294,262)  $(9,157,733)
                                              ===========   ===========   ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $     (0.24)  $     (0.29)  $     (0.50)  $     (0.54)
                                              ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED              19,448,824    16,921,318    18,544,084    16,914,870
                                              ===========   ===========   ===========   ===========

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------
                                                                     2006          2005
                                                                 -----------   ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                                      $(9,294,262)  $ (9,157,733)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Amortization of premiums and accretion of discounts
         on marketable securities available for sale                  44,422        306,274
      Realized gain on sale of marketable securities,
         available for sale                                          (14,015)        (6,371)
      Depreciation and amortization                                2,002,994        522,308
      In-process research and development charge                   1,600,000             --
      Stock-based compensation                                       970,064         19,444
   Changes in other assets and liabilities impacting cash
      flows from operations (net of impact of acquisition):
      Accrued interest receivable                                    153,274        135,808
      Accounts receivable                                             22,841         80,091
      Inventory                                                     (143,335)      (967,415)
      Prepaid and other current assets                              (666,173)      (310,907)
      Deferred charges and other assets                             (726,132)            --
      Accounts payable                                            (1,015,086)      (254,607)
      Accrued compensation and other accrued expenses               (539,494)      (233,683)
      Deferred revenue                                               972,417        121,569
      Other liabilities                                                  215          8,178
                                                                 -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES                             (6,632,270)    (9,737,044)
                                                                 -----------   ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Cash paid for acquisition, net of cash received                (7,767,006)            --
   Purchases of marketable securities                             (1,059,725)   (24,095,511)
   Proceeds from maturities and sales of marketable securities    16,994,393     32,554,812
   Restricted cash                                                    (9,745)          (225)
   Purchases of property, plant and equipment                       (162,160)      (391,219)
                                                                 -----------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          7,995,757      8,067,857
                                                                 -----------   ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from exercise of options                                  40,956        184,567
                                                                 -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,404,443     (1,484,620)
                                                                 -----------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,210,675      2,928,143
                                                                 -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 5,615,118   $  1,443,523
                                                                 ===========   ============

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2006, and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

2) SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES

Photodynamic Therapy (PDT) Drug and Device Products.

Revenues on the Kerastick(R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors as of January 1, 2006. This change in estimate was not material to the Company's revenues or results of operations. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

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

We evaluate inventory levels at our wholesale customers, which account for the vast majority of our sales in the Non-PDT Drug Products segment, through an analysis that considers, among other things, wholesaler purchases, wholesaler shipments to retailers, available end-user prescription data purchased from third parties and on-hand inventory data received directly from our two largest wholesale customers. We believe that our evaluation of wholesaler inventory levels, as described in the preceding sentence, allows us to make reasonable estimates for our applicable revenue related reserves. Additionally, our products are sold to wholesalers with a product shelf life that allows sufficient time for our wholesaler customers to sell our products in their inventory through to the retailers and, ultimately, to the end-user consumer prior to product expiration. We have agreements with certain wholesalers that require us to pay the wholesalers a fee based on a percentage of their net sales. These fees are contractual and are known at the time of sale. The Company records these fees at the time of sale and they are accounted for as a reduction of revenues.

Returns and allowances - Our provision for returns and allowances consists of our estimates of future sales returns, rebates and chargebacks.

     Sales Returns- We account for sales returns in accordance with SFAS No. 48 by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.

     Chargebacks and Rebates - Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since we only offer "preferred pricing" to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. Our rebate programs can generally be categorized into the following two types:
     Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of our prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant to the Company.

We offer many of our customers a 2% prompt pay discount. We evaluate the amounts accrued for prompt pay discounts by analyzing the unpaid invoices in our accounts receivable aging subject to a prompt pay discount. Prompt pay discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated based on actual and expected activity at each reporting date. The Company records these discounts at the time of sale and they are accounted for as a reduction of revenues.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS Statement No. 123. We adopted SFAS 123R effective January 1, 2006, using the modified prospective application method, and beginning in 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided.

3) BUSINESS ACQUISITION

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. (Sirius) in exchange for 2,396,245 shares of unregistered DUSA common stock and $8 million in cash. Pursuant to the terms of the Merger Agreement, the actual number of shares that were issued in the transaction was derived by dividing $17 million by the average closing price of the Company's shares over the 20 trading day period prior to the close, or $7.094 per share. For accounting purposes, these shares are valued at $7.30 per share, the average market price of the Company's common stock over the 5 day period beginning two days prior and ending two days subsequent to the public announcement of the signing of the First Amendment to the Merger Agreement. Sirius was a dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. The purchase of Sirius was intended to enable DUSA to expand its product portfolio, capitalize on cross-selling and marketing opportunities, increase its sales force size; as well as, provide a pipeline of new products. The aggregate purchase price, net of cash received of $0.5 million, was approximately $26.8 million, which consisted of $17.2 million in shares of common stock, net of estimated registration costs of $0.3 million, $7.5 million in cash, $0.3 million outstanding balance on line of credit, and transaction costs of $1.8 million, which primarily consisted of fees for legal and financial advisory services. Of the 2,396,245 shares issued in the acquisition, 422,892 shares have been placed in an escrow account established to secure the indemnification obligations of the shareholders of Sirius as set forth in the Merger Agreement. The escrow account is established for a period of two years and will be used to satisfy liability claims, if any, made by the Company. No amounts may be distributed from the liability escrow account unless and until any individual claim exceeds $25,000 and cumulative claims exceed $100,000.

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products over the period ending 42 months from the date of close. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments are, as follows:

Cumulative           Additional
Sales Milestone:   Consideration
----------------   -------------
$25.0 million       $1.5 million
 35.0 million       $1.0 million
 45.0 million       $1.0 million
                    ------------
   Total            $3.5 million
                    ============

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. As of June 30, 2006 none of the milestones had been achieved.

The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. At June 30, 2006, the maximum potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $5.0 million. If attained, a portion of the contingent consideration is payable in cash and a portion is payable in either common stock or cash, at the Company's sole discretion. Any payments will result in increases in goodwill at time of payment.

The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since March 10, 2006, the date of acquisition, were included in the results of the Company. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made when all necessary information is obtained and final allocations are made. Goodwill may change as a result of final allocations. The Company may incur costs in the future related to manufacturing concerns that were identified with the manufacturing of one of Sirius' product lines. There is also a risk that inventory of some of these products could become in short supply while such concerns are being addressed. The Company may seek indemnification for these potential costs and lost revenues through the liability escrow agreement, and may also seek indemnification from the manufacturer under the terms of the supply and development agreement. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill is not deductible for tax purposes. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expanded product portfolio, cross selling and marketing opportunities, increased sales force and a pipeline of new products.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                                       (IN THOUSANDS)
                                                                       --------------
Total consideration:

Common stock issued, net of estimated registration costs of $295,000       $17,203
Cash paid to stockholders                                                    8,000
Balance on line-of-credit                                                      251
Transaction costs accrued                                                      377
Transaction costs paid                                                       1,494
                                                                           -------
Total purchase consideration                                                27,325
                                                                           =======
Allocation of the purchase consideration
Current assets (including cash of $485), exclusive of inventory              2,513
Inventory                                                                    1,983
Fixed assets                                                                   109
Long-term assets                                                                14
Identifiable intangible assets                                              17,160
In-process research and development                                          1,600
Goodwill                                                                     5,772
                                                                           -------
Total assets acquired                                                       29,151

Fair value of liabilities assumed                                           (1,826)
                                                                           -------
Fair value of assets acquired and liabilities assumed                      $27,325
                                                                           =======

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

                                               WEIGHTED AVERAGE
                                AMOUNT       AMORTIZATION PERIOD
                            (IN THOUSANDS)        (IN YEARS)
                            --------------   -------------------
Core/Developed Technology       $17,160              3.78
In-process Research &
   Development                  $ 1,600                --

The core/developed technology, comprised of the combined value of Sirius' product lines and related patents, trademarks/trade names, as applicable, is being amortized over its useful life, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The core/developed technologies all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea" and are considered a single asset group for purposes of measuring impairment. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The intangible assets were valued using the income approach, specifically the excess earnings method. The key assumptions used in valuing the intangible assets are discount rates of 17% for core/developed technology and 18% for in-process research and development and an assumed tax rate of 40%. The in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to product development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The results of operations of Sirius have been included in the financial statements of the Company since March 10, 2006, the date of acquisition. The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2006 and 2005 assuming that the Sirius acquisition had occurred on January 1, 2005 (in thousands, expect per share data):

                         THREE MONTHS ENDED            SIX MONTHS ENDED
                              JUNE 30,                     JUNE 30,
                     -------------------------   ---------------------------
                         2006          2005          2006           2005
                     -----------   -----------   ------------   ------------
Revenues             $ 6,616,109   $ 4,923,300   $ 14,287,289   $ 10,127,972
Net loss              (3,771,736)   (4,846,106)    (6,084,841)   (10,230,698)
Net loss per share   $     (0.19)  $     (0.25)  $      (0.31)  $      (0.53)

The pro-forma net loss and net loss per share for the three and six months ended June 30, 2006 and 2005 excludes the impact of a $1.6 million charge related to purchased in-process research and development from the Sirius acquisition and increased cost of goods sold resulting from the purchase accounting fair value adjustment to inventory due to their non-recurring nature.

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

The following is a summary of goodwill and intangible assets as of June 30, 2006 (in thousands):

                                   GROSS
                                 CARRYING    ACCUMULATED   NET BOOK
                                   VALUE    AMORTIZATION     VALUE
                                 --------   ------------   --------
Goodwill                          $ 5,773         --        $ 5,773
Amortizable intangible assets:
Core/Developed Technology          17,160       (539)        16,621
                                  -------      -----        -------
Total                             $22,933      $(539)       $22,394
                                  =======      =====        =======

All goodwill is associated with the Non-PDT Drug Products operating segment (see
Note 11). Amortization expense, included in cost of product revenues and royalties in the accompanying Condensed Consolidated Statements of Operations, related to intangible assets was $437,000 and $539,000 for the three and six month periods ended June 30, 2006. Amortization expense related to intangible assets is expected to be approximately $0.9 million for the remainder of 2006 and approximately $2.8 million, $3.3 million, $3.4 million, $3.2 million and $1.3 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

5) MARKETABLE SECURITIES

The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available for sale. As of June 30, 2006, current yields range from 2.51% to 7.48% and maturity dates range from July 1, 2006 to June 15, 2008. The estimated fair value and cost of marketable securities at June 30, 2006 and December 31, 2005 are as follows:

                                                              JUNE 30, 2006
                                           ---------------------------------------------------
                                                            GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                               COST         GAINS       LOSSES        VALUE
                                           -----------   ----------   ----------   -----------
United States government securities        $ 8,606,317      $ --       ($93,276)   $ 8,513,041
Corporate securities                         6,103,842       838        (32,753)     6,071,927
                                           -----------      ----      ---------    -----------
   Total marketable securities available
      for sale                             $14,710,159      $838      ($126,029)   $14,584,968
                                           ===========      ====      =========    ===========

                                                               DECEMBER 31, 2005
                                             ---------------------------------------------------
                                                             GROSS         GROSS
                                             AMORTIZED     UNREALIZED   UNREALIZED       FAIR
                                               COST          GAINS        LOSSES        VALUE
                                             -----------   ----------   ----------   -----------
United States government debt securities     $19,857,171     $ 3,732     ($72,243)   $19,788,660
Investment grade corporate debt securities    10,818,063      15,136      (42,373)    10,790,826
                                             -----------     -------    ---------    -----------
   Total marketable securities available
      for sale                               $30,675,234     $18,868    ($114,616)   $30,579,486
                                             ===========     =======    =========    ===========

Net unrealized gains and losses on such securities for the three and six months ended June 30, 2006 were $(338) and $29,443, respectively, as compared to $(18,793) and $(246,609) for the three and six months ended June 30, 2005. These amounts have been recorded in accumulated other comprehensive income, which is reported as part of shareholder's equity in the Condensed Consolidated Balance Sheets.

Realized gains and losses on sales of marketable securities for the three and six months ended June 30, 2006 were $0 and $14,000 for the three and six months ended June 30, 2006, respectively, as compared to $(4,000) and $1,000 for the three and six months ended June 30, 2005. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be maturity, the Company does not consider investments with unrealized losses to be other-than-temporarily impaired at June 30, 2006.

6) CONCENTRATION OF CREDIT RISK

The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.

The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its customers consisting of wholesalers, distributors and direct customers. To manage credit risk, the Company performs regular credit evaluations of its customers' and provides allowances for potential credit losses, when applicable. Concentrations of credit risk in the Company's total revenues for the three and six months ended June 30, 2006 and 2005, and accounts receivable as of June 30, 2006 and December 31, 2005 are as follows:

                      % OF REVENUE          % OF REVENUE           % OF ACCOUNTS
                   THREE MONTHS ENDED     SIX MONTHS ENDED        RECEIVABLE AS OF
                  -------------------   -------------------   -----------------------
                  JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   DECEMBER 31,
                    2006       2005       2006       2005       2006         2005
                  --------   --------   --------   --------   --------   ------------
Customer A                      19%        --         16%        --           --
Customer B            7%        17%         8%        15%        11%           6%
Customer C           15%        --         10%        --         26%          --
Customer D           17%        --         15%        --         27%          --
Customer E            7%        --          5%        --         11%
Other customers      54%        64%        62%        69%        25%          94%
   Total            100%       100%       100%       100%       100%         100%

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

7) INVENTORY

Inventory consisted of the following:

                             JUNE 30,    DECEMBER 31,
                               2006          2005
                            ----------   ------------
Finished goods              $1,760,797    $1,004,772
BLU-U(R) evaluation units      219,592       292,129
Work in process                413,801        60,805
Raw materials                  515,011       503,087
                            ----------    ----------
                            $2,909,201    $1,860,793
                            ==========    ==========

BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of product revenues using an estimated useful life for the equipment of 3 years.

8) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

                                     JUNE 30,    DECEMBER 31,
                                       2006          2005
                                    ----------   ------------
Research and development costs      $  196,822    $  347,220
Marketing and sales costs              267,206       173,092
Product related costs                  954,369       667,388
Legal and other professional fees    1,633,169       488,401
Employee benefits                      363,836       225,628
Other expenses                         126,281        93,950
                                    ----------    ----------
                                    $3,541,683    $1,995,679
                                    ==========    ==========

9) STOCK-BASED COMPENSATION

Under the Company's 2006 Equity Compensation Plan (the "2006 Plan"), the Company may grant stock-based awards in amounts not to exceed the lesser of: (i) 20% of the total number of shares of the Company's common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 3,888,488 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 300,000.

The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 2006 Plan provides for the grant of incentive stock options ("ISO"), nonqualified stock options ("NSO"), stock awards, and stock appreciation rights to (i) employees, consultants, and advisors; (ii) the employees, consultants, and advisors of the Company's parents, subsidiaries, and affiliates; and (iii) and the Company's non-employee directors.

Non-Qualified Stock Options - All the NSOs granted under the 2006 Plan have an expiration period not exceeding seven years and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate. In addition, the Company initially grants each individual who agrees to become a director 15,000 NSO to purchase common stock of the Company. Thereafter, each director reelected at an Annual Meeting of Shareholders will automatically receive an additional 10,000 NSO on June 30 of each year. Grants to directors immediately vest on the date of the grant.

Incentive Stock Options - ISOs granted under the 2006 Plan have an expiration period not exceeding seven years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate.

The 2006 Plan replaced the Company's 1996 Omnibus Plan (the "1996 Plan"), which expired on June 6, 2006. A summary of stock option transactions in both the 1996 Plan and the 2006 Plan follows:

                                                          WEIGHTED
                                             NUMBER        AVERAGE
                                            OF SHARES     EXERCISE
                                         (IN THOUSANDS)     PRICE
                                         --------------   --------
OUTSTANDING AT DECEMBER 31, 2005           2,850,250       $11.85
   Options granted                           415,500         6.65
   Options cancelled/forfeited/expired      (372,312)        8.48
   Options exercised                         (12,000)        3.41
OUTSTANDING AT JUNE 30, 2006               2,881,438       $11.58
EXERCISABLE AT JUNE 30, 2006               2,002,381       $12.84

The weighted average remaining contractual term was approximately 6.12 years for stock options outstanding and approximately 4.9 years for stock options exercisable as of June 30, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $1,257,000 and $1,055,000 for stock options outstanding and exercisable, respectively, as of June 30, 2006. The total intrinsic value for stock options exercised in 2006 was approximately $45,000. At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3,900,000, which was expected to be recognized over a weighted average period of 2.3 years.

The amount of cash received from the exercise of stock options in 2006 was approximately $41,000 and the related tax deduction was approximately $14,000 in 2006.

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

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 was $4.62 per share using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

                                         SIX MONTHS
                                           ENDED
                                       JUNE 30, 2006
                                       -------------
Volatility                               63.7%
Risk-free interest rate                  5.10%
Expected dividend yield                     0%
Expected life-directors and officers      8.0 years
Expected life-non-officer employees       6.3 years

The Company used a combination of historical and implied volatility of market-traded options in the Company's stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No.
107. Prior to the first quarter of fiscal 2006, the Company had used its historical stock price for purposes of its pro forma information. The decision to use a combination of historical and implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company's stock and the Company's assessment that this is more representative of future stock price trends than historical volatility alone.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock options. The expected life is based on the Company's historical option cancellation and employee exercise information. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options for 2006, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2006, departure rates, defined as the annual percentage of options forfeited or exercised early due to departure, were estimated to be approximately 2.96% for officers and directors and 10.53% for non-officer employees based on historical experience. Prior to 2006, the Company had used a company-wide weighted average expected life of five years for grants in 2005, 2004 and 2003 and seven years for grants in 2002.

Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the three and six months ended June 30, 2006 was comprised as follows:

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30, 2006       JUNE 30, 2006
                                        ------------------   ----------------
Cost of product revenues                     $ 17,000            $ 36,000
Research and development                       81,000             162,000
Selling and marketing                          78,000             147,000
General & administrative                      476,000             625,000
                                             --------            --------
Share-based compensation expense             $652,000            $970,000
Net share-based compensation expense,
   per common share:
Basic and diluted                            $   0.03            $   0.05

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

For purposes of pro forma disclosures under FAS 123 for the three and six months ended June 30, 2005, the estimated fair value of the stock options was amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and six months ended June 30, 2005 were as follows:

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2005        JUNE 30, 2005
                                                             ------------------   ----------------
Net loss, as reported                                           $(4,826,118)        $ (9,157,733)
                                                                -----------         ------------
Add: stock-based compensation expense included in reported
   net loss                                                                               19,444
Deduct: Share-based employee compensation expense
   determined under the fair value based method for all
   awards                                                          (758,427)          (1,100,043)
                                                                -----------         ------------
Pro forma net loss                                              $(5,584,545)        $(10,238,332)
Loss per common share:                                          $     (0.29)        $      (0.54)
Basic and diluted loss per share-- as reported                  $     (0.04)        $      (0.07)
Basic and diluted loss per share -- pro forma                   $     (0.33)        $      (0.61)

The pro forma effects of estimated share-based compensation expense on net loss and loss per common share for the six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Volatility                69.4%
Risk-free interest rate   3.72%
Dividend yield             0.0%
Expected life (years)      5.0

The Black-Scholes weighted average estimated fair value of stock options granted during the six months ended June 30, 2005 was $6.73 per share.

10) BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the periods ended June 30, 2006, and 2005, stock options, warrants and rights totaling approximately 3,181,000 and 3,490,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into the liability escrow account, are included in the weighted average number of shares outstanding from the date of issuance, March 10, 2006.

11) SEGMENT REPORTING

Beginning in the first quarter of 2006 with the acquisition of Sirius Laboratories, the Company has two reportable segments, Photodynamic Therapy
(PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Drug Products. Prior to the beginning of the first quarter of 2006, the Company was a single reportable segment entity. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The table below presents the revenues, costs of revenues and gross margins attributable to these reportable segments for the periods presented. The Company does not allocate research and development, selling and marketing and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                           -----------------------   ------------------------
                                            JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                              2006         2005         2006          2005
                                           ----------   ----------   -----------   ----------
REVENUES
   PDT Drug & Device Product Revenues      $3,842,000   $2,228,000   $ 7,695,000   $5,597,000
   Non-PDT Drug Product Revenues            2,777,000           --     3,675,000           --
                                           ----------   ----------   -----------   ----------
Total Revenues                              6,619,000    2,228,000    11,370,000    5,597,000
COSTS OF REVENUES
   PDT Drug & Device Cost of Product
      Revenues and Royalties                1,220,000    1,471,000     2,728,000    3,474,000
   Non-PDT Drug Cost of Product
      Revenues and Royalties                1,775,000           --     2,058,000           --
                                           ----------   ----------   -----------   ----------
Total Costs of Product Revenues and
   Royalties                                2,995,000    1,471,000     4,786,000    3,474,000
GROSS MARGINS
PDT Drug and Device Product Gross Margin    2,622,000      758,000     4,967,000    2,123,000
Non-PDT Drug Product Gross Margin           1,002,000           --     1,617,000           --
                                           ----------   ----------   -----------   ----------
Total Gross Margins                        $3,624,000   $  758,000   $ 6,584,000   $2,123,000

During the three and six months ended June 30, 2006 and 2005, the Company derived revenues from the following geographies (as a percentage of product revenues):

                 THREE MONTHS ENDED     SIX MONTHS ENDED
                -------------------   -------------------
                JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                  2006       2005       2006       2005
                --------   --------   --------   --------
United States      94%        89%        92%        91%
Canada              6%        11%         8%         9%
                  ---        ---        ---        ---
   Total          100%       100%       100%       100%

Asset information by reportable segment is not reported to or reviewed by the chief operating decision makers and, therefore, we have not disclosed asset information for each reportable segment.

12) COMPREHENSIVE LOSS

For the three and six months ended June 30, 2006 and 2005, comprehensive loss consisted of the following:

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      -------------------------   -------------------------
                                          2006          2005          2006          2005
                                      -----------   -----------   -----------   -----------
NET LOSS                              $(4,653,954)  $(4,826,118)  $(9,294,262)  $(9,157,733)
   Change in net unrealized gains
      and losses on marketable
      securities available for sale           338       (18,793)      (29,443)     (246,609)
                                      -----------   -----------   -----------   -----------
COMPREHENSIVE LOSS                    $(4,653,616)  $(4,844,911)  $(9,323,705)  $(9,404,342)
                                      ===========   ===========   ===========   ===========

Accumulated other comprehensive income consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

13) COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

RIVER'S EDGE

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, the former Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide(R) is one of the key products DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division.

River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.

On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468, and on April 26, 2006 we filed a Motion to Dismiss the Georgia action. In response to a motion put forward with the filing by us, the New Jersey court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). On May 12, 2006, the New Jersey court granted our motion and entered an order for preliminary injunction, effective May 15, 2006, enjoining River's Edge from selling its niacinamide formula drug as a generic substitute for Nicomide(R). On June 19, 2006, the Georgia court dismissed River's Edge complaint. The parties are in the discovery stage of the New Jersey litigation, however, on July 28, 2006, we filed a Motion to Stay this litigation in light of River's Edge's pending request for reexamination of the Nicomide patent. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company's revenues, results of operations and liquidity.

The Company has not accrued any amounts for potential contingencies as of June 30, 2006, as these amounts are neither probable nor estimable.

14) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company's financial position, cash flows and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DUSA is an integrated dermatology specialty pharmaceutical company focused primarily on the development and marketing of our Levulan(R) Photodynamic Therapy (PDT) technology platform, and complementary dermatology products. Our current marketed products include Levulan(R) Kerastick(R)20% Topical Solution with PDT, the BLU-U(R) brand light source, Nicomide(R), Nicomide-T(R) and the AVAR(R) line of products. We acquired Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, among others, and certain product candidates in early stages of development, which target the treatment of acne vulgaris and acne rosacea, as well as psoriasis, in connection with our recent merger with Sirius Laboratories, Inc., or Sirius, which was completed on March 10, 2006.

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

Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. We believe this acquisition has allowed us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increased our sales force size, as well as providing a pipeline of new products.

Nicomide(R) is an oral prescription vitamin supplement, and Nicomide-T(R) is a topical cosmetic product. Both products target the acne and acne rosacea markets. Acne rosacea is a condition that primarily affects the skin of the face and typically first appears between the ages of 30 and 60 as a transient flushing or blushing on the nose, cheeks, chin or forehead, progressing in many patients to a papulopustular form clinically similar to acne vulgaris (inflammatory acne). Given its resemblance to inflammatory acne, and the general public's limited knowledge of rosacea, the condition is frequently mistaken by patients as adult acne. If untreated, rosacea has the tendency to worsen over time, although it can also wax and wane. The AVAR line of products includes a number of leave-on and cleanser formulations of sodium sulfacetamide and sulphur, a drug combination long known to have anti-acne, anti-inflammatory properties.

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

In the United States, AVAR(R), AVAR Green(R), AVAR-e(R), AVAR-e Green(R), AVAR Cleanser(R), BLU-U(R), DUSA(R), DUSA Pharmaceuticals, Inc. (R), Levulan(R), Kerastick(R), Sirius Laboratories, Inc.(R), METED(R), Nicomide(R), Nicomide-T, Psoriacap(R) and Psoriatec(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

Historically, we devoted most of our resources to fund research and development efforts in order to advance the Levulan(R)) PDT/PD technology platform. In addition, we are continuing to evaluate and develop several potential products that we acquired in our merger with Sirius which target patients with acne and rosacea.

As of June 30, 2006, we had an accumulated deficit of approximately $98,832,000. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, and increasing sales of the Sirius products.

We operate in a highly regulated and competitive environment. Our competitors include larger fully integrated pharmaceutical companies and biotechnology companies. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and sales and marketing capabilities than we do. Particularly in the field of acne and rosacea, we compete with well-established therapies, such as over-the-counter topical medications for mild cases, and prescription topical medications or oral antibiotics for mild to moderate cases, as well as various laser and non-laser light sources. The entry of new products from time to time, including as recently as the quarter ended June 30, 2006, could cause fluctuations in our product revenues in this market.

Marketing and sales activities since the October 2003 launch of our sales force have resulted in significant additional revenues as well as expenses. Kerastick(R) unit sales to end-users were 34,944 and 67,878 for the three and six-month periods ended June 30, 2006, respectively, including 5,736 and 10,590, respectively, sold in Canada. This represents an increase from 20,172 and 48,876 Kerastick(R) units sold in the three and six-month periods ended June 30, 2005, respectively, including 3,666 and 7,470, respectively, sold in Canada.

The net number of BLU-U(R) units placed in doctors' offices during the three months ended June 30, 2006 and 2005 was 38 and 72, respectively, including 10 and 24 placed in Canada, respectively. As of June 30, 2006 and December 31, 2005 there were 1,479 and 1,337 units in doctor's offices, consisting of 1,268 and 1,142 in the U.S. and 211 and 195 in Canada, respectively. In addition, during 2005 we began a BLU-U(R) marketing effort to allow prospective customers to evaluate a BLU-U for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated useful life for the equipment of 3 years.

Net revenues generated by the products acquired as part of our acquisition of Sirius totaled $2,777,000 and $3,676,000 for the three-month period ended June 30, 2006 and the period March 10, 2006 (date of acquisition) through June 30, 2006, respectively. The substantial majority of these revenues were from sales of Nicomide(R). We have continued our efforts to penetrate the market for both PDT and non-PDT products by expanding our sales coverage in key geographic locations, including areas not previously served by Sirius. We are encouraged with the year-over-year increase in sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan(R) PDT should become a routine part of standard dermatological practice. We are currently exploring opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and/or other countries outside of the United States, Canada and Latin America following our recently completed agreement with Stiefel Laboratories, Inc. We cannot predict when product sales may offset the costs associated with our efforts to penetrate the PDT market; however, based on current revenue expectations we believe that we will approach positive cash flow from operations more quickly than we otherwise would have without the Sirius acquisition. We are aware that physicians have been using Levulan(R) with the BLU-U(R) using drug incubation times shorter than our approved label specifies, with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called 'off-label' uses, we believe that these activities are positively affecting the sales of our products.

We believe that the activities of compounding pharmacies are negatively impacting our sales growth. We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. Therefore in December 2004 and in January 2005, we filed lawsuits against two compounding pharmacies and several physicians. Most of these lawsuits have been settled favorably to us. In April, we announced that we had reached a settlement with New England Compounding Center (NECC). NECC agreed that it will not infringe or induce others to infringe the patents that were the subject of the lawsuit. As part of the settlement with NECC, all claims against us were released. Recently, we filed suits against additional physicians and a chemical supplier as part of our ongoing strategy to protect our intellectual property. See section entitled "Part II. Other Information, Item 1. Legal Proceedings".

In connection with our merger with Sirius, we have assumed a number of key agreements relating to the manufacture and supply of the Sirius current and potential products, and relating to the development of certain product candidates. We intend to continue to use third-party manufacturers for such products. The Sirius products are distributed through several major wholesalers in the United States pursuant to customary industry arrangements. The foregoing agreements are discussed later in this report.

Certain of the Sirius products acquired in connection with the merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its compliance policy guide entitled, "Marketed Unapproved Drugs - Compliance Policy Guide." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market. As a result of our due diligence efforts, including inspection of the third-party manufacturers, we are working with the supplier of the AVAR(R) line of products to address certain manufacturing concerns that were identified. While we address these concerns, we expect that inventory of some of these products, which in the aggregate represented approximately 3% of net revenues for the three month period ended June 30, 2006, will be temporarily depleted, or out-of-stock, for a short period of time. We do not expect that this will have a material impact on our revenues or operating results.

We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near to medium term.

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, the former Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December,

2005 is invalid. Nicomide(R) is the key product DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division.

River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.

On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468, and on April 26, 2006 we filed a motion to dismiss the Georgia action. In response to a motion put forward with the filing by us, the New Jersey court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). On May 12, 2006, the New Jersey court granted our motion and entered an order for preliminary injunction, which was effective May 15, 2006, enjoining River's Edge from selling its niacinamide formula drug as a generic substitute for Nicomide(R). We have posted $750,000 in lieu of a performance bond with the Court which bears interest. On June 19, 2006, the Georgia court dismissed River's Edge complaint. The parties are in the discovery stage of the New Jersey litigation., however, on July 28, 2006 we filed a motion to stay this litigation in light of River' Edge's pending request for reexamination of the Nicomide patent. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company's revenues, results of operations and liquidity.

On May 30, 2006, we entered into a patent license agreement under which we granted PhotoCure ASA a non-exclusive license under the patents we license from PARTEQ for ALA esters. In addition, we granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix(R) and Metvix(R) (known in the U.S. as Metvixia(R)) for any patent we own now or in the future. PhotoCure is obligated to pay royalties on sales of its ester products to the extent they are covered by our patents in the US and certain other territories. As part of the agreement, PhotoCure paid us a prepaid royalty in the amount of $1 million, which we received during the three-month period ended June 30, 2006.

We continue to believe that issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption. We are aware that some physicians believe that current reimbursement levels do not fully reflect the efforts required to routinely execute our therapy in their practices. We support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology, or AAD, on matters related to the PDT procedure fee and the separate drug reimbursement fee. Physicians can also bill for any applicable visit fees. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan(R) PDT for AK's Ambulatory Patient Classifications code ("APC code") was increased. The APC code is used by many hospitals. The CMS Current Procedural Terminology code ("CPT code"), which is used by private physician clinics using Levulan(R) PDT for treating AKs was not increased for 2006 from 2005 levels as had originally been proposed by CMS. However, CMS recently published proposed fees for January 1, 2007, and beyond, that include increases to the CPT code used by private physician clinics using Levulan(R) PDT for treating AKs. The proposed increases will be phased in over four years, beginning January 1, 2007, and finishing January 1, 2010. We will continue to support ongoing efforts that might lead to further increases in reimbursement in the future; and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face.

Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time. As of June 30, 2006, we had a staff of 85 full-time employees and 2 part-time employees, as compared to 64 full-time employees and 2 part-time employees at the end of 2005, including marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. During 2006 we expanded our sales capacity to 40 from 26 at the end of 2005. We may add and/or replace employees during 2006 as business circumstances deem necessary.

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

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES

Photodynamic Therapy (PDT) Drug and Device Products.

Revenues on the Kerastick(R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributor to be able to reliably estimate returns. Beginning in 2006, we began recognizing revenue as product is sold to distributors because we now believe have sufficient history to reliably estimate returns from distributors. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

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

We evaluate inventory levels at our wholesale customers, which account for the vast majority of our sales in the Non-PDT Drug Products segment, through an analysis that considers, among other things, wholesaler purchases, wholesaler shipments to retailers, available end-user prescription data purchased from third parties and on-hand inventory data received directly from our two largest wholesale customers. We believe that our evaluation of wholesaler inventory levels, as described in the preceding sentence, allows us to make reasonable estimates for our applicable revenue related reserves. Additionally, our products are sold to wholesalers with a product shelf life that allows sufficient time for our wholesaler customers to sell our products in their inventory through to the retailers and, ultimately, to the end-user consumer prior to product expiration. We have agreements with certain wholesalers that require us to pay the wholesalers a fee based on a percentage of their net sales. These fees are contractual and are known at the time of sale. The Company records these fees at the time of sale and they are accounted for as a reduction of revenues and are not reserved.

A summary of activity in the Company's gross revenue reserves follows for each of the periods presented:

                                              FOR THE THREE-MONTH PERIOD
                                                 ENDED JUNE 30, 2006:
                                         ------------------------------------
                                          PROVISION    PROVISION     ACTUAL
                                          RELATED TO      FOR        RETURNS
                                          SALES MADE     SALES     OR CREDITS
                               BALANCE      IN THE      MADE IN      IN THE      BALANCE
                              AT APRIL     CURRENT       PRIOR       CURRENT     AT JUNE
                               1, 2006      PERIOD      PERIODS      PERIOD     30, 2006
                              --------   -----------   ---------   ----------   --------
Accrued Expenses:
   Returns and allowances     $630,000     $240,000        $--     $(304,000)   $566,000
Accounts receivable:
   Prompt payment discounts   $ 38,000     $ 63,000        $--     $ (75,000)   $ 26,000

                                                FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006:
                                           ------------------------------------------------------
                                                          Provision
                                             Balance     related to                      Actual
                                           acquired as   sales made                    returns or
                              Balance at     part of       in the     Provision for    credits in   Balance at
                              January 1,      Sirius       current    sales made in   the current    June 30,
                                 2006      acquisition     period     prior periods      period        2006
                              ----------   -----------   ----------   -------------   -----------   ----------
Accrued Expenses:
   Returns and allowances         $--        $671,000     $290,000         $--        $ (395,000)    $566,000
Accounts receivable:
   Prompt payment discounts       $--        $ 43,000     $ 83,000         $--        $($100,000)    $ 26,000


Our provision for returns and allowances consists of our estimates of future sales returns, rebates and chargebacks.

     Sales Returns- We account for sales returns in accordance with SFAS No. 48 by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.

     Chargebacks and Rebates - Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since we only offer "preferred pricing" to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. Our rebate programs can generally be categorized into the following two types:
     Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of our prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant to the Company. Chargebacks and rebates in the aggregate were $87,000 and $90,000, for the three and six month periods ended June 30, 2006, respectively.

We offer many of our customers a 2% prompt pay discount. We evaluate the amounts accrued for prompt pay discounts by analyzing the unpaid invoices in our accounts receivable aging subject to a prompt pay discount. Prompt pay discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated based on actual and expected activity at each reporting date. The Company records these discounts at the time of sale and they are accounted for as a reduction of revenues.

Historically, our adjustments to actual have not been material. The sensitivity of our estimates can vary by type of revenue reserve. Our estimate associated with returns and allowances is evaluated based primarily on historical returns experience relative to sales volumes, but also considers the length of time from the sale to the lapse of the return right. There have been no material adjustments to our accruals based on actual returns.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS Statement No. 123. We adopted SFAS 123R effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided. The pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The adoption of SFAS No. 123R did not affect our net cash flow, but it did have a material negative impact on our results of operations. In accordance with SFAS 123R, we recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005 in the accompanying condensed consolidated statements of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company's financial position, cash flows and results of operations.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005

REVENUES -- Total revenues for the three and six month periods ended June 30, 2006 were $6,619,000 and 11,370,000, respectively, as compared to $2,228,000 and
5,597,000 in 2005, and were comprised of the following:

                                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                ---------------------------    INCREASE/    ------------------------    INCREASE/
                                     2006         2005        (DECREASE)        2006         2005      (DECREASE)
                                  ----------   ----------     ----------    -----------   ----------   ----------
PDT DRUG & DEVICE PRODUCT
   REVENUES
KERASTICK(R) PRODUCT REVENUES
   United States                  $2,912,000   $1,510,000     $1,402,000    $ 5,722,000   $3,759,000   $1,963,000
   Canada                            420,000      256,000        164,000        763,000      517,000      246,000
                                  ----------   ----------     ----------    -----------   ----------   ----------
Subtotal Kerastick(R) product
   revenues                        3,332,000    1,766,000      1,566,000      6,485,000    4,276,000    2,209,000
BLU-U(R) PRODUCT REVENUES
   United States                     451,000      340,000        111,000      1,117,000    1,026,000       91,000
   Canada                             59,000      122,000        (63,000)        92,000      295,000     (203,000)
                                  ----------   ----------     ----------    -----------   ----------   ----------
Subtotal BLU-U(R) product
   revenues                          510,000      462,000         48,000      1,209,000    1,321,000     (112,000)
                                  ----------   ----------     ----------    -----------   ----------   ----------
   TOTAL PDT DRUG & DEVICE
      PRODUCT REVENUES             3,842,000    2,228,000      1,614,000      7,694,000    5,597,000    2,097,000

TOTAL NON-PDT DRUG PRODUCT
   REVENUES                        2,777,000           --      2,777,000      3,676,000           --    3,676,000
                                  ----------   ----------     ----------    -----------   ----------   ----------
TOTAL PRODUCT REVENUES            $6,619,000   $2,228,000     $4,391,000    $11,370,000   $5,597,000   $5,773,000
                                  ==========   ==========     ==========    ===========   ==========   ==========

For the three and six month periods ended June 30, 2006 total PDT Drug and Device Product Revenues were $3,842,000 and $7,694,000, respectively. This represents an increase of $1,614,000 or 72%, and $2,097,000 or 37% over the comparable 2005 totals of $2,228,000 and $5,597,000, respectively. The incremental revenue on a year-to-date basis was driven by increased Kerastick(R) revenues which were partially offset by decreased BLU-U(R) revenues.

For the three and six month periods ended June 30, 2006, Kerastick(R) revenues were $3,332,000 and $6,485,000, respectively, representing a $1,566,000 or 89%, and $2,209,000 or 52% increase over the comparable 2005 totals of $1,766,000 and $4,276,000, respectively. Kerastick(R) unit sales to end-users were 34,944 and 67,878 for the three and six-month periods ended June 30, 2006, respectively, including 5,736 and 10,590, respectively, sold in Canada. This represents an increase from 20,172 and 48,876 Kerastick(R) units sold in the three and six-month periods ended June 30, 2005, respectively, including 3,666 and 7,470, respectively, sold in Canada. Our average net selling price for the Kerastick(R) increased to $95.55 for the first six months of 2006 from $87.48 for the first six months of 2005.

Our average net selling price for the Kerastick(R) includes sales made directly to our end-user customers, as well as sales made to our distributors, both in the United States during 2005 and Canada during 2006 and 2005. The increase in 2006 Kerastick(R) revenues was driven mainly by increased sales volumes, an increase in our average unit selling price, a reduction in our overall sales volume discount programs, and increased levels of direct distribution to customers. Effective January 1, 2006, DUSA became the sole US distributor of the Kerastick(R).

For the three and six month periods ended June 30, 2006, BLU-U(R) revenues were $510,000 and $1,209,000, respectively, representing a $48,000, or 10%, increase and $112,000, or 8%, decrease over the comparable 2005 totals of $462,000 and $1,321,000, respectively. The increase in 2006 BLU-U(R) revenue in the second quarter of 2006 versus the comparable 2005 period was driven by an increase in our average selling price to $7,454 for the three-month period ended June 30, 2006 from $6,623 for the three-month period ended June 30, 2005. The decrease in 2006 year-to-date BLU-U(R) revenue was driven by lower overall sales volumes which were partially offset by an increase in our average selling price. In the three and six-month periods ended June 30, 2006, there were 66 and 158 units sold, respectively, versus 69 units and 212 units in the comparable 2005 periods. The 2006 total consists of 142 units sold in the United States and 16 sold in Canada by Coherent-AMT. The 2005 total consists of 159 sold in the United States and 53 sold in Canada. The decrease in BLU-U(R) units sold in the three and six-month periods ended June 30, 2006 compared to the same periods in 2005 is due primarily to the implementation of a more focused sales strategy aimed at increasing Kerastick(R) sales volumes in existing accounts; as well as, a decrease in BLU-U(R) discounting programs.

During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At June 30, 2006, there were approximately 59 units in the field pursuant to this evaluation program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years.

Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 acquisition of Sirius. Total revenues for the three months ended June 30, 2006 and for the period March 10, 2006 through June 30, 2006 were $2,777,000 and 3,676,000, respectively. The substantial majority of the Non-PDT product revenues were from sales of Nicomide(R). The products acquired from Sirius all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea."

The increase in our total revenues results from the Sirius acquisition, as well as the efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices, increased our direct selling efforts, became the sole US distributor of the Kerastick(R), and reduced our overall sales volume discount programs, all of which have had a positive impact on our average selling prices during 2006. However, we must increase sales significantly from these levels in order for us to become profitable. We expect that our marketing efforts (including our strategy to minimize the impact of compounded ALA) should cause sales to continue to increase through increased consumption of our products by our existing customers, as well as the addition of new customers. However, should one or more generic niacinamide products remain on the market for any significant length of time, our revenues of Nicomide(R) could be significantly eroded, which would make it more difficult to achieve profitability.

COST OF PRODUCT SALES AND ROYALTIES -Cost of product revenues and royalties for the three and six-month periods ended June 30, 2006 were $2,995,000 and $4,786,000, respectively, as compared to $1,471,000 and $3,474,000 in the comparable periods in 2005. A summary of the components of cost of product revenues and royalties is provided below:

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                 --------------------------------------
                                                                                             INCREASE/
                                                                    2006         2005       (DECREASE)
                                                                 ----------   ----------   ------------
KERASTICK(R)  COST OF PRODUCT REVENUES AND ROYALTIES
   Direct Kerastick(R) Product Costs                             $  484,000   $  389,000   $     95,000
   Other Kerastick(R) Product costs including internal costs
      assigned to support products                                  100,000      359,000       (259,000)
   Royalty and supply fees (1)                                      174,000       98,000         76,000
                                                                 ----------   ----------   ------------
      Subtotal Kerastick(R) Cost of Product Revenues and
         Royalties                                               $  758,000   $  846,000       ($88,000)
                                                                 ----------   ----------   ------------

BLU-U(R) COST OF PRODUCT REVENUES
   Direct BLU-U(R) Product costs                                 $  226,000   $  238,000       ($12,000)
   Other BLU-U(R) Product costs including internal
      costs assigned to support products; as well as costs
      incurred to ship, install and service the BLU-U(R) in
      physicians offices                                            236,000      387,000       (151,000)
                                                                 ----------   ----------   ------------
      Total Device cost of product revenues                      $  462,000   $  625,000      ($163,000)
                                                                 ----------   ----------   ------------

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES   $1,220,000   $1,471,000      ($251,000)
                                                                 ----------   ----------   ------------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES (2)    $1,775,000           --   $  1,775,000
                                                                 ----------   ----------   ------------
      TOTAL COST OF PRODUCT REVENUES AND ROYALTIES               $2,995,000   $1,471,000    ($1,524,000)
                                                                 ==========   ==========   ============

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------------------
                                                                                             INCREASE/
                                                                    2006         2005       (DECREASE)
                                                                 ----------   ----------   ------------
KERASTICK(R) COST OF PRODUCT REVENUES AND ROYALTIES
   Direct Kerastick(R) Product Costs                             $  938,000   $  969,000   $    (31,000)
   Other Kerastick(R) Product costs including internal costs
      assigned to support products                                  413,000      630,000       (217,000)
   Royalty and supply fees (1)                                      334,000      226,000        108,000
                                                                 ----------   ----------   ------------
      Subtotal Kerastick(R) Cost of Product Revenues and
         Royalties                                               $1,685,000   $1,825,000      ($140,000)
                                                                 ----------   ----------   ------------

BLU-U(R) COST OF PRODUCT REVENUES
   Direct BLU-U(R) Product costs                                 $  538,000   $  714,000      ($176,000)
   Other BLU-U(R) Product costs including internal costs
      assigned to support products; as well as costs incurred
      to ship, install and service the BLU-U(R) in
      physicians offices                                            505,000      935,000       (430,000)
                                                                 ----------   ----------   ------------
      Total Device cost of product revenues                      $1,043,000   $1,649,000      ($606,000)
                                                                 ----------   ----------   ------------

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES   $2,728,000   $3,474,000      ($746,000)
                                                                 ----------   ----------   ------------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES (2)    $2,058,000           --   $  2,058,000
                                                                 ----------   ----------   ------------
      TOTAL COST OF PRODUCT REVENUES AND ROYALTIES               $4,786,000   $3,474,000    ($1,312,000)
                                                                 ==========   ==========   ============

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

**** The expected amortization expense related to the core/developed technology for the remainder of 2006 is $0.9 million.

MARGINS -- Total product margins for the three and six month periods ended June 30, 2006 were $3,624,000 and $6,583,000, respectively, as compared to $758,000 and $2,123,000 for the comparable 2005 periods, as shown below:

                                                     SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------------------
                                                                                INCREASE/
                                                2006              2005         (DECREASE)
                                          ---------------   ----------------   ----------
Kerastick(R) Gross Margin                 $2,574,000   77%  $ 920,000    52%   $1,654,000
BLU-U(R) Gross Margin                         48,000    9%   (162,000)  (35%)     210,000
                                          ----------        ---------          ----------
   Total PDT Drug & Device Gross Margin   $2,622,000   68%  $ 758,000    34%   $1,864,000
                                          ----------        ---------          ----------
   Total Non-PDT Drug Gross Margin        $1,002,000   36%         --    --    $1,002,000
                                          ----------        ---------          ----------
      TOTAL GROSS MARGIN                  $3,624,000   55%  $ 758,000    34%   $2,866,000
                                          ==========        =========          ==========

                                                     THREE MONTHS ENDED JUNE 30,
                                          ------------------------------------------------
                                                                                 INCREASE/
                                                2006               2005         (DECREASE)
                                          ---------------   -----------------   ----------
Kerastick(R) Gross Margin                 $4,800,000   74%  $2,451,000    57%   $2,349,000
BLU-U(R) Gross Margin                        166,000   14%    (328,000)  (25%)     494,000
                                          ----------        ----------          ----------
   Total PDT Drug & Device Gross Margin   $4,966,000   65%  $2,123,000    38%   $2,843,000
                                          ----------        ----------          ----------
   Total Non-PDT Drug Gross Margin         1,618,000   44%          --    --    $1,618,000
                                          ----------        ----------          ----------
      TOTAL GROSS MARGIN                  $6,584,000   58%  $2,123,000    38%   $4,461,000
                                          ==========        ==========          ==========

For the three and six month periods ended June 30, 2006 total PDT Drug and Device Product Margins were 68% and 65%, respectively, versus 34% and 38% for the comparable 2005 periods. The incremental margin was driven by positive margin gains on both the Kerastick(R) and BLU-U(R)

Kerastick(R) gross margins for the three and six month periods ended June 30, 2006 were 77% and 74%, respectively, versus 52% and 57% for the comparable 2005 periods. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price, increased levels of direct distribution to customers eliminating the cost of distributors; as well as a reduction in our overall sales volume discount programs. Our long-term goal is to achieve higher gross margins on Kerastick(R) sales which will be significantly dependent on increased volume.

BLU-U(R) margins for the three and six month periods ended June 30, 2006 were 9% and 14%, respectively, versus (35)% and (25)% for the comparable 2005 periods. The increase in margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick(R) sales volumes.

Non-PDT Drug Product Margins reflect the margin generated by the products acquired as part of our March 10, 2006 merger with Sirius Laboratories. Total margin for the three-month period ended June 30, 2006 and the period March 10, 2006 (date of acquisition) through June 30, 2006 was 36% and 44%, respectively. Non-PDT Drug Product Margins were negatively impacted by fair value accounting for the inventory acquired as part of the acquisition.

RESEARCH AND DEVELOPMENT COSTS -- Research and development costs for the three and six month periods ended June 30, 2006 were $1,527,000 and 3,038,000, as compared to $1,799,000 and $3,395,000 in the comparable 2005 periods. The decrease is due to decreased spending on our clinical programs. We completed both our Phase II acne study and our interim analysis study on photodamaged skin in the first quarter of 2006.The decrease was somewhat offset by the company recording stock-based compensation expense of $81,000 and $162,000 for the three-and six month periods ended June 30, 2006, respectively, resulting from the adoption of FAS 123R.

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

As a result of the continuation of all these clinical programs, we expect research and development costs to increase in 2006 as compared to 2005. We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which will also cause research and development expenses to increase.

MARKETING AND SALES COSTS -- Marketing and sales costs for the three and six-month periods ended June 30, 2006 were $3,176,000 and $5,867,000, respectively, as compared to $2,296,000 and $5,081,000 for the comparable 2005 periods. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,416,000 and $4,012,000 for the three and six-month periods ended June 30, 2006, compared to $1,857,000 and $3,694,000 in the comparable periods in 2005. The increase in this category is due to increased headcount in 2006 in comparison to 2005, primarily as the result of the Sirius acquisition. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $763,000 and $1,855,000 for the three and six month periods ended June 30, 2006, respectively, compared to $439,000 and $1,387,000 for the comparable 2005 periods. We expect that our salary and related expenses will remain elevated during the second half of 2006 reflecting the expansion of our sales capacity and the addition of executive sales management; however, these expenses should be somewhat offset by lower tradeshow spending for the remainder of the year, as the major conferences took place during the first half of 2006. The Company also recorded compensation expense of $78,000 and $147,000 for the three-and six month periods ended June 30, 2006, respectively, resulting from the adoption of FAS 123R. We anticipate that the level of marketing and sales expenses and related support functions will continue to increase in 2006 as we integrate the members of the Sirius sales force and seek to expand our sales coverage as a result of the initial success of our sales initiatives.

GENERAL AND ADMINISTRATIVE COSTS -- General and administrative costs for the three and six-month periods ended June 30, 2006 were $3,754,000 and $5,824,000, respectively, as compared to $1,841,000 and $3,524,000 for the comparable 2005 periods. The increase is mainly attributable to compensation expense of $476,000 and $625,000 for the three-and six month periods ended June 30, 2006, resulting from the adoption of FAS 123R, incremental costs incurred since the acquisition of Sirius, and increased legal fees, primarily related to the River's Edge litigation. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property.

OTHER INCOME, NET -- Other income for the three and six-month periods ended June 30, 2006 decreased to $180,000 and $452,000, respectively, from $353,000 and $720,000 during the comparable 2005 periods. This decrease is primarily attributable to a decrease in the balance of marketable securities as we have used these resources to fund our operations and to partially fund our March 10, 2006 acquisition of Sirius.

NET LOSSES - For the three and six months ended June 30, 2006, we incurred net losses of $(4,654,000), or $(0.24) per share, and $(9,294,000), or $(0.50) per share, respectively, as compared to net losses of $(4,826,000), or $(0.29) per share, and $(9,158,000), or $(0.54) per share, for the comparable periods in 2005. Net losses are expected to continue until end-user sales offset the cost of launching our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient cash to continue to fund our sales and marketing expenses at current levels, planned research and development activities for our Levulan(R) PDT/PD platform, and to fund operations and capital expenditures for the foreseeable future. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. At June 30, 2006, we had approximately $20,190,000 of total cash resources, comprised of $5,615,000 of cash and cash equivalents and marketable securities available for sale totaling $14,585,000. As of June 30, 2006, these securities had yields ranging from 2.51% to 7.48% and maturity dates ranging from July 1, 2006 to June 15, 2008.

As of June 30, 2006, working capital (total current assets minus total current liabilities) was $20,830,000, as compared to $34,889,000 as of December 31, 2005. Total current assets decreased by $12.2 million during the six months ended June 30, 2006, due primarily to $9.3 million spent on the acquisition of Sirius, including $1.8 million of acquisition costs, as well as the continued funding of our operating loss. Total current liabilities increased by $1.8 million during the same period due primarily to an increase in accrued expenses and an increase in deferred revenue resulting from a prepaid royalty received under our patent license agreement with PhotoCure ASA pursuant to which PhotoCure will pay royalties on sales of its Metvix(R) and Hexvix(R) ester products as well as new products as long as we hold patents in the United States of America and certain other territories,

As stated above, we acquired all of the outstanding common stock of Sirius in March 2006 in exchange for 2,396,245 shares of DUSA common stock and cash. At closing, we paid $8.0 million less certain expenses, in cash, and 1,973,353 unregistered shares of DUSA's common stock, no par value per share (the "Common Stock") to the shareholders of Sirius and issued an additional 422,892 unregistered shares to an escrow agent to be held for up to two years subject to certain indemnification provisions of the Merger Agreement. We have filed a registration statement covering these shares during the quarter. See Note 3 to the Notes to the Condensed Consolidated Financial Statements for the effect of purchase method accounting on the value of the acquisition. We have agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments are, as follows:

Cumulative Sales Milestone:   Additional Consideration:
---------------------------   -------------------------
       $25.0 million                 $1.5 million
        35.0 million                 $1.0 million
        45.0 million                 $1.0 million
                                     ------------
           Total                     $3.5 million
                                     ============

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. If attained, a portion of the contingent consideration is payable in cash and a portion is payable in either common stock or cash, at the Company's sole discretion, any such payments will result in increases in goodwill at the time of the payment. As of June 30, 2006 none of these milestones had been achieved.

We are still actively seeking to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2006, we are focusing primarily on increasing the sales of the Levulan(R) Kerastick(R) and the BLU-U(R), as well as the Non Photodynamic Therapy Drug Products, advancing our Phase II studies for use of Levulan(R) PDT in photodamaged skin and acne, and continuing to pursue our product development pipeline.

DUSA has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

ALTANA, INC.

In June 2005, the former Sirius entered into a development and product license agreement with Altana, Inc. relating to a reformulated dermatology product. The agreement was assigned to us by virtue of the Sirius merger. According to the agreement, we will pay for all development costs. Should development efforts be successful, Altana will manufacture the product for us and we will be obligated to pay royalties, including certain minimum royalties on net sales of the product. The agreement expires six years after the first commercial sale of the product.

AMIDE PHARMACEUTICALS, INC.

Under an agreement dated May 18, 2001, and amended on February 8, 2006, the former Sirius entered into an arrangement for the supply of Nicomide(R) with Amide Pharmaceuticals, Inc. The agreement was assigned to us as part of the Sirius merger. Currently, Amide supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009.

HARMONY LABS, INC.

Under an agreement dated September 18, 2001, and amended on February 16, 2006 and March 10, 2006, the former Sirius entered unto an arrangement for the manufacturing and supply of the AVAR(R) line of products and Nicomide-T(R) with Harmony Labs, Inc. The agreement was assigned to us as part of the Sirius merger. Currently, Harmony supplies all of our requirements; however, we have the right to use a second source for a significant portion of its needs if we choose to do so. The agreement expires on February 16, 2009.

L. PERRIGO COMPANY

On October 25, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We are responsible for all development costs and for obtaining all necessary regulatory approvals. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties which commenced May 1, 2006 in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.

WINSTON LABORATORIES, INC.

On or about January 30, 2006 Winston Laboratories, Inc. and the former Sirius entered into a license agreement relating to a Sirius product, Psoriatec(R) (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of the former Sirius. This agreement was assigned to us as part of the Sirius Merger. The 2006 agreement grants an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. We will pay royalties on net sales of the product, and certain minimum royalties are due each year to maintain the license. We have an option to purchase the product from Winston at certain times during the two-year term of the agreement. The agreement is due to expire on January 31, 2008, subject to rights to extend or terminate the agreement earlier. Minimum royalties to Winston Laboratories are $300,000 per year ending January 31, 2008.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at June 30, 2006:

                          TOTAL     1 YEAR OR LESS   2-3 YEARS   4-5 YEARS    AFTER 5
                       ----------   --------------   ---------   ---------   --------
Operating lease
   obligations         $3,005,000     $  684,000      $935,000    $896,000   $490,000

Purchase obligations
   (1,2)                2,769,000      1,977,000       707,000      85,000         --

Minimum royalty
   obligations         $2,486,000        615,000      $922,000    $672,000   $277,000

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

As of June 30, 2006, the weighted average rate of return on our investments was 4.04%. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2006, the fair market value of the portfolio would change by $93,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, without limitation statements regarding our use of estimates and assumptions in the preparation of our financial statements and policies, including certain pro forma financial statements and the impact on us of the adoption of certain accounting standards, belief concerning the impact of compounding pharmacies, our obligation to make certain milestone and royalty payments to third parties, our beliefs and intent regarding the third-party manufacture of our products and the availability of inventory of our products and expectation for time and impact of being out-of-stock, the outcome and costs of litigation to which we are a party, our beliefs regarding our recent merger with Sirius Laboratories, Inc. and the benefits, effects, impact and risks thereof, for off-label uses, our goal of achieving profitability and the impact of potential generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, beliefs regarding attainment of positive cash flow, the adoption of our products, and the outcome of such efforts, our beliefs regarding the use of our products and technologies for off-label uses, by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations and possible need to seek FDA approval, expectations for the reexamination process of the Nicomide patent, and beliefs concerning the loss of patent protection or the River's Edge litigation, our beliefs and intentions regarding available reimbursement for our products and changes to applicable CPT codes, belief concerning adoption of our AK therapy, the possibility of adding employee, belief regarding estimates for reserves, expectation for amortization on core/developed technology, our expectation regarding the margins on our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, our expectations and beliefs regarding our future expenses and losses, the sufficiency of our capital resources and our needs for additional capital, expectations of royalties from PhotoCure, and the possibility of the holders of options and warrants to purchase our common stock exercising these securities. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our recent merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under "Risk Factors" on pages 36 through 47, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

PHOTOCURE ASA

In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen's University at Kingston, Ontario, alleging that Australian Patent No. 624985 was invalid. Australian Patent No. 624985 is one of the patents covered by our agreement with PARTEQ Research & Development Innovations, the technology transfer arm of Queen's

University, relating to 5-aminolevulinic acid technology. PhotoCure instituted this proceeding on April 12, 2002 in the Federal Court of Australia, Victoria District Registry. As a consequence of this action, Queen's University assigned the Australian patent to us so that we could participate directly in this litigation. On April 6, 2005, the Federal Court of Australia ruled that the patent is valid and remains in full force and effect. However, the Court also ruled that PhotoCure's product does not infringe the claims in the Australian patent. On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid ("ALA"). Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any patents that may issue or that we may license in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan Kerastick product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.

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

LEVULAN(R) SUITS

During 2005 and 2006, we filed lawsuits against physicians in several states to prevent their continued use of versions of our Levulan (R) brand of aminolevulinic acid HCl (ALA) produced, by third-parties for use in our patented photodynamic therapy (PDT) treatment for actinic keratosis, basal cell carcinoma, acne and other dermatological conditions. The suits allege that ALA obtained from sources other than DUSA is being used by these physicians for patient treatments that are covered under patents exclusively licensed by DUSA, resulting in direct infringement of these patent(s). Additionally, some doctors are also being sued for misuse of DUSA's trademarks and for violations of the Lanham Act for using the Levulan (R) brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. Seven of the original eight physicians originally sued have entered Consent Judgments in which they admit the infringement and provide DUSA with the right to review their books and records. One of the original lawsuits and five recently filed lawsuits are currently on-going.

More recently, we have sued a chemical supplier in United States District Court for the District of Arizona alleging that it induces physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

RIVER'S EDGE

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, the former Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide(R) is one of the key products DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division.

River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.

On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. patent 6,979,468, and on April 26, 2006 we filed a Motion to Dismiss the Georgia action. In response to a motion put forward with the filing by us, the New Jersey court granted an expedited hearing date of May 5, 2006 in order to hear arguments on a motion for preliminary injunction to enjoin River's Edge from selling its alternative product to Nicomide(R). On May 12, 2006, the New Jersey court granted our motion and entered an order for preliminary injunction, which was effective May 15, 2006, enjoining River's Edge from selling its niacinamide formula drug as a generic substitute for Nicomide(R). We have posted $750,000 in lieu of a performance bond with the Court which bears interest. On June 19, 2006, the Georgia court dismissed River's Edge complaint. The parties are in the discovery stage of the New Jersey litigation, however, on July 28, 2006 we filed a motion to stay this litigation in light of River' Edge's pending request for reexamination of the Nicomide patent. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company's revenues, results of operations and liquidity.

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

     If we experience problems producing Kerastick(R) units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U(R) and the Kerastick(R) in our Wilmington, Massachusetts facility, at this time with respect to the BLU-U, we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.

     We are working with the supplier of the AVAR(R) line of products to address certain manufacturing concerns. We now expect that inventory of some of these products will be temporarily depleted for a few months while such concerns are being addressed and could negatively affect revenues from these products which accounted for approximately 3% of revenues for the quarter ended June 30, 2006.

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

ANY FAILURE TO COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS IN THE UNITED STATES AND ELSEWHERE WILL LIMIT OUR ABILITY TO MARKET OUR PRODUCTS.

     The manufacture and marketing of our products, the Levulan(R) Kerastick(R) with the BLU-U(R) for AKs, the BLU-U(R) without Levulan(R) to treat moderate inflammatory acne and the Sirius products -- Nicomide(R), Nicomide-T(R), the AVAR(R) line of products, METED(R), Psoriacap(R) and Psoriatec(R), are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:

     - approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

     - controlled research and testing of some of these products even after approval, and

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

     -    seize our products,

     -    suspend our regulatory approvals,

     - refuse to approve pending applications or supplements to approved applications filed by us,

     -    refuse to permit exports of our products from the United States,

     -    require us to recall products,

     - require us to notify physicians of labeling changes and/or product related problems,

     -    impose restrictions on our operations, and/or

     -    criminally prosecute us.

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

     Certain of the Sirius products acquired in connection with the merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market.

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

     - the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

     - the existence of any significant side effects, as well as their severity in comparison to any competing products;

     -    potential advantages over alternative treatments;

     -    the ability to offer our products for sale at competitive prices;

     -    relative convenience and ease of administration;

     -    the strength of marketing and distribution support; and

     -    sufficient third-party coverage or reimbursement.

WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES

     We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $4,640,309 for the quarter ended March 31, 2006. We incurred net losses of $14,998,709 for the year ended December 31, 2005 and $15,628,980 for the year ended December 31, 2004. As of June 30, 2006, our accumulated deficit was approximately $98,832,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable.

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

     Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no compound patent protection for our Levulan(R) brand of the compound ALA. Our basic ALA patents are for methods of detecting and treating various diseased tissues using ALA (or related compounds called precursors), in combination with light. We own or exclusively license ALA patents and patent applications related to the following:

     - methods of using ALA and its unique physical forms in combination with light,

     -    compositions and apparatus for those methods, and

     -    unique physical forms of ALA.

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

     Some of the indications for which we are developing therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to DUSA, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third-parties conducting clinical studies with ALA in countries outside the United States where PARTEQ, the licensor of our ALA patents, does not have patent protection. In addition, a number of third-parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents but would compete with our Levulan(R) products even though they are marketed for different uses.

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

     Nicomide is covered by a U.S. patent which issued in December 2005. River's Edge Pharmaceuticals LLC has filed an application with the U.S. Patent and Trademark Office for the reexamination of the patent. If the USPTO finds that the patent is invalid, River's Edge and other generics will be able to compete with Nicomide. Recently two new products have been launched that could compete with Nicomide(R).

     PATENT LITIGATION IS EXPENSIVE, AND WE MAY NOT BE ABLE TO AFFORD THE COSTS.

     The costs of litigation or any proceeding relating to our intellectual property rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex patent litigation. For example, third-parties may infringe one or more of our patents, and we are spending significant resources to enforce our patent rights. Also, in a lawsuit against a third-party for infringement of our patents in the United States, that third-party has challenged the validity of our patent(s). We cannot guarantee that a third-party will not claim, with or without merit, that we have infringed their patent(s) or misappropriated their proprietary material. Defending this type of legal action involves considerable expense and could negatively affect our financial results.

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

     On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division which has been dismissed. Nicomide is one of the key products DUSA acquired from Sirius in its merger. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River's Edge niacinamide product infringes U.S. Patent No. 6,979,468, the patent that covers Nicomide(R). On May 12, 2006, the United States District Court issued a preliminary injunction against River's Edge enjoining River's Edge from selling its niacinamide formula drug as a generic substitute for Nicomide(R). However, if we do not ultimately prevail in our lawsuit, or the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) could decrease significantly.

     During 2005 and 2006, we filed several lawsuits against a chemical supplier, compounding pharmacies and physicians alleging violations of patent law. While we have been successful in obtaining a default judgment against one compounding pharmacy, settled another suit, and have obtained consent judgments from several physicians, we do not know whether these lawsuits will prevent others from infringing our patents or whether we will be successful in stopping these activities which we believe are negatively affecting our revenues.

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

     We do not know if the Levulan(R) Kerastick(R), the BLU-U(R) products will ever be commercially successful. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for Levulan(R) PDT for AKs, the BLU-U(R) for acne and the currently marketed Sirius products, all of our other potential Levulan(R) and other potential product candidates which we acquired in our merger with Sirius, are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

     -    delays in product development, clinical testing or manufacturing,

     - unplanned expenditures in product development, clinical testing or manufacturing,

     -    failure in clinical trials or failure to receive regulatory approvals,

     -    emergence of superior or equivalent products,

     - inability to market products due to third-party proprietary rights, and

     -    failure to achieve market acceptance.

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

     We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan(R) PDT or photodetection, known as PD, is safe and effective for any new use we are studying. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. During September 2005, the FDA issued guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. We are developing Levulan(R) PDT for acne. As a result, it is likely that the costs and time to approval associated with seeking regulatory approval of this indication will be increased. The FDA may issue additional guidance in the future, which may result on additional costs and delays. We must also obtain foreign regulatory clearances before we can market any potential products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.

     Certain of the Sirius products acquired in connection with our merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. We believe that so long as we comply with applicable manufacturing and labeling standards we will be consistent with FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market.

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

WE ARE EXPOSED TO RISKS ASSOCIATED WITH ACQUISITIONS.

     On March 10, 2006, we acquired Sirius Laboratories, Inc. We may in the future make other acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

     - difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

     -    diversion of management's attention from other operational matters;

     -    the potential loss of key employees;

     -    the potential loss of key collaborators;

     - lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

     - acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company;

     -    the potential for unexpected liabilities; and

     -    use of cash which could be difficult to replace on reasonable terms.

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

     The merger between DUSA and Sirius may be more difficult, costly or time consuming than expected, and we may not be able to successfully integrate our business with Sirius' business.

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

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

     We are a small company with only 87 employees, including 2 part-time employees as of June 30, 2006. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

     We cannot guarantee that new drugs or future developments in drug technologies will not have a material adverse effect on our business. Increased competition could result in:

     -    price reductions,

     -    lower levels of third-party reimbursements,

     -    failure to achieve market acceptance, and

     - loss of market share, any of which could adversely affect our business. Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete.

     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby DUSA granted a non-exclusive license to PhotoCure under the patents DUSA licenses from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid ("ALA"). ALA is the active ingredient in DUSA's Levulan(R) products. Furthermore, DUSA granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any DUSA patents that may issue or be licensed by DUSA in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan Kerastick product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.

OUR PRODUCTS MAY LOSE MARKET SHARE IF NEW MANUFACTURERS BEGIN PRODUCING COMPETING PRODUCTS THAT ARE ABLE TO PENETRATE OUR MARKET.

WE HAVE LEARNED THAT COMPOUNDING PHARMACIES ARE PRODUCING A FORM OF AMINOLEVULINIC ACID HCL AND ARE MARKETING IT TO THE MEDICAL COMMUNITY.

     We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan(R) product. On January 31, 2005, we filed a lawsuit in the United States District Court for the District of Arizona against The Cosmetic Pharmacy of Tucson, Arizona alleging violations of the Lanham Act for false advertising and trademark infringement and of United States patent law. A motion for default judgment was granted on July 25, 2005 in our favor for failure of The Cosmetic Pharmacy of Tucson to appear, together with injunctive relief and attorney fees and costs in the amount of approximately $20,700. On December 27, 2004, we filed a lawsuit in United States District Court for the District of Massachusetts against New England Compounding Pharmacy, Inc. of Framingham, Massachusetts alleging violations of United States patent law which has now settled. More recently, we have sued a chemical supplier, Spectrum Pharmacy Products, in United States District Court for the District of Arizona alleging that it induces physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

     We also learned that River's Edge was marketing an alternative niacinamide product and we filed a lawsuit against them alleging that the River's Edge product infringes our patent. On May 12, 2006, the United States District Court in Trenton, New Jersey, issued a preliminary injunction against River's Edge enjoining River's Edge from selling its niacinamide formula drug as a generic substitute for Nicomide(R).

     If generic manufacturers launch products to compete with Nicomide in spite of our patent position, or if a court or the United States Patent and Trademark Office determine that our patent is invalid, these manufacturers may erode our market and negatively impact our sales revenues, liquidity and operations.

OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE BETTER PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING EXPERTISE.

     We anticipate that we will face increased competition as the scientific development of PDT and PD advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan(R). These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). We are also aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: medac GmbH and photonamic GmbH & Co. KG (Germany); PhotoTherapeutics, Inc. (U.K.) and PhotoCure ASA (Norway) which entered into a marketing agreement with Galderma S.A. for countries outside of Nordic countries for certain dermatology indications. There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne and rosacea markets.

     PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. We believe that PhotoCure's marketing partner will begin to market its product in direct competition with Levulan(R) in the U.S. under the terms of our recently entered patent license agreement and we may lose market share.

     Axcan Pharma Inc. has received FDA approval for the use of its product, PHOTOFRIN(R), for PDT in the treatment of high grade dysplasia associated with Barrett's esophagus. Axcan is the first company to market a PDT therapy for this indication, which we are also pursuing.

     We expect that our principal methods of competition with other PDT companies will be based upon such factors as:

     -    the ease of administration of our method of PDT,

     -    the degree of generalized skin sensitivity to light,

     -    the number of required doses,

     - the selectivity of our drug for the target lesion or tissue of interest, and

     -    the type and cost of our light systems.

     Our primary competition in the acne and rosacea markets include oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. We are also aware of new products that were launched recently which will compete with Nicomide(R) and the AVAR(R) line of products which could negatively impact our market share.

RISKS RELATED TO OUR STOCK

IF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ARE CONVERTED, THE VALUE OF THOSE SHARES OF COMMON STOCK OUTSTANDING JUST PRIOR TO THE CONVERSION WILL BE DILUTED.

     As of June 30, 2006 there were outstanding options and warrants to purchase 3,181,438 shares of common stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR SPECIALTY PHARMACEUTICAL AND BIOTECHNOLOGY STOCKS COULD RESULT IN SUDDEN CHANGES IN THE MARKET VALUE OF OUR STOCK.

     The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2005 to August 7, 2006, the price of our stock has ranged from a low of $3.87 to a high of $16.30. Factors that contributed to the volatility of our stock during this period included:

     -    quarterly levels of product sales;

     -    clinical trial results;

     -    general market conditions;

     -    patent litigation;

     -    increased marketing activities; and

     -    changes in third-party payor reimbursement for our therapy.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Matters submitted to a vote of security holders of the Corporation at the Annual Meeting of Shareholders held June 15, 2006 included the election of eight (8) directors, and the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Corporation for 2006.

The following persons were elected to serve as directors of the Corporation:

                                       Votes Cast                 Broker
                      Votes Cast For     Against    Abstained   Non-votes
                      --------------   ----------   ---------   ---------
D. Geoffrey Shulman     14,513,075      2,310,286      -0-         -0-
John H. Abeles          14,531,329      2,292,032      -0-         -0-
David Bartash           12,117,801      4,705,560      -0-         -0-
Jay Haft                12,117,182      4,706,179      -0-         -0-
Richard C. Lufkin       14,532,106      2,291,255      -0-         -0-
Magnus Moliteus         12,117,351      4,706,010      -0-         -0-
Neal Penneys            16,754,185         69,176      -0-         -0-
Robert Doman            14,512,519      2,310,842      -0-         -0-

b) Shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Corporation for 2006 as follows:

                                         Votes Cast                 Broker
                        Votes Cast For     Against    Abstained   Non-votes
                        --------------   ----------   ---------   ---------
Deloitte & Touche LLP     16,324,811       32,493      466,057       -0-

c)   Shareholders approved the 2006 Equity Plan as follows:

                                         Votes Cast                 Broker
                        Votes Cast For     Against    Abstained   Non-votes
                        --------------   ----------   ---------   ---------
2006 Equity
   Compensation Plan       7,783,043      5,025,706     52,798    3,961,814

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10(a) Patent License Agreement between the Company and PhotoCure ASA, dated May 30,2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

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

99(a)   Press Release of the Company dated August 8, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUSA PHARMACEUTICALS, INC.


Date: August 8, 2006                    By: /s/ D. Geoffrey Shulman
                                            ------------------------------------
                                            D. Geoffrey Shulman
                                            Director, Chairman and Chief
                                            Executive Officer
                                            (principal executive officer)


Date: August 8, 2006                    By: /s/ Richard C. Christopher
                                            ------------------------------------
                                            Richard C. Christopher
                                            Vice President, Finance and Chief
                                            Financial Officer (principal
                                            financial officer)

                                  EXHIBIT INDEX

10(a) Patent License Agreement between the Company and PhotoCure ASA, dated May 30,2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

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

99(a)   Press Release of the Company dated August 8, 2006.