Form 10-Q
period 2006-09-30
DUSA PHARMACEUTICALS INC
filed 2006-11-06
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31533
DUSA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3103129

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Upton Drive, Wilmington, MA	01887

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2006, the registrant had 19,480,067 shares of Common Stock, no par value per share, outstanding.

DUSA Pharmaceuticals, Inc.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,139,183	$4,210,675
Marketable securities	13,414,499	30,579,486
Accrued interest receivable	111,952	353,449
Accounts receivable, net	1,826,197	373,130
Inventory	2,158,886	1,860,793
Deferred acquisition costs	—	831,875
Prepaids and other current assets	1,463,945	776,293

TOTAL CURRENT ASSETS	24,114,662	38,985,701
Restricted cash	160,836	144,541
Property, plant and equipment, net	2,691,425	2,971,869
Intangible assets	16,183,342	—
Goodwill	5,772,505	—
Deferred charges and other assets	956,654	228,520

TOTAL ASSETS	$49,879,424	$42,330,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$227,224	$934,694
Accrued compensation	1,277,799	1,071,677
Other accrued expenses	3,469,518	1,995,679
Deferred revenue	1,066,326	94,283

TOTAL CURRENT LIABILITIES	6,040,867	4,096,333
Other liabilities	205,893	205,570

TOTAL LIABILITIES	6,246,760	4,301,903

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 19,449,442 and 17,041,197 shares of common stock, no par, at September 30, 2006 and December 31, 2005, respectively

	142,870,571	125,626,163
Additional paid-in capital	3,448,899	2,035,783
Accumulated deficit	(102,618,371)	(89,537,470)
Accumulated other comprehensive loss	(68,435)	(95,748)

TOTAL SHAREHOLDERS’ EQUITY	43,632,664	38,028,728

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,879,424	$42,330,631

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Product Revenues	$6,062,720	$2,392,244	$17,432,350	$7,988,974
Cost of Product Revenues and Royalties	2,849,485	1,307,433	7,635,407	4,781,589

GROSS MARGIN	3,213,235	1,084,811	9,796,943	3,207,385
Operating Costs
Research and Development	1,343,880	1,414,428	4,382,134	4,809,294
In-process Research and Development	—	—	1,600,000	—
Marketing and Sales	3,246,886	1,804,439	9,114,093	6,885,755
General and Administrative	2,603,237	1,663,697	8,427,324	5,187,415
Restructuring		150,917		150,917

TOTAL OPERATING COSTS	7,194,003	5,033,481	23,523,551	17,033,381

LOSS FROM OPERATIONS	(3,980,768)	(3,948,670)	(13,726,608)	(13,825,996)
OTHER INCOME
Other income, net	194,129	340,389	645,707	1,059,982

NET LOSS	$(3,786,639)	$(3,608,281)	$(13,080,901)	$(12,766,014)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.19)	$(0.21)	$(0.77)	$(0.75)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,449,442	16,930,746	17,041,197	16,920,220

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(13,080,901)	$(12,766,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums and accretion of discounts on marketable securities available-for-sale	38,766	401,221

Realized gain on sale of marketable securities, available-for-sale	(14,015)	(72,195)
Stock-based compensation	1,413,116	19,444
In-process research and development charge	1,600,000	—
Depreciation and amortization	3,302,624	755,593
Changes in other assets and liabilities impacting cash flows from operations (net of impact of acquisition):
Accrued interest receivable	241,497	220,170
Accounts receivable	259,100	7,153
Inventory	(79,271)	(651,578)
Prepaid and other current assets	(730,129)	(611,338)
Deferred charges and other assets	(793,082)	—
Accounts payable	(1,310,300)	(291,654)
Accrued compensation and other accrued expenses	(143,590)	(180,045)
Deferred revenue	971,443	188,700
Other liabilities	323	12,267

NET CASH USED IN OPERATING ACTIVITIES	(8,324,419)	(12,968,276)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received	(7,767,006)	—
Purchases of marketable securities	(4,008,844)	(40,683,061)
Proceeds from maturities and sales of marketable securities	21,176,393	52,901,367
Restricted cash	(16,295)	(2,589)
Purchases of property, plant and equipment	(172,277)	(406,217)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,211,971	11,809,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercise of options	40,956	232,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	928,508	(926,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,210,675	2,928,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,139,183	$2,001,402

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of September 30, 2006, and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2) SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES
Photodynamic Therapy (PDT) Drug and Device Products.
Revenues on the Kerastick® and BLU-U® product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors as of January 1, 2006. This change in estimate was not material to the Company’s revenues or results of operations. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.
Non-PDT Drug Products.
We recognize revenue for these products in accordance with SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition.” Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers, with the exceptions described below. Revenue is recognized net of revenue reserves, which consist of allowances for discounts, returns, rebates, chargebacks, and fees paid to wholesalers under distribution service agreements.
In the case of sales made to wholesalers as a result of incentives and that are in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesalers’ customers on a FIFO basis.
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
Returns and allowances — Our provision for returns and allowances consists of our estimates of future sales returns, rebates and chargebacks.
Sales Returns- We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, and also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within nine months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.
Chargebacks and Rebates — Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since we only offer “preferred pricing” to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. Our rebate programs can generally be categorized into the following two types: Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of our prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant to the Company.
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
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. We adopted SFAS 123R effective January 1, 2006, using the modified prospective application method, and beginning in 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided.
3) BUSINESS ACQUISITION
On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. (“Sirius”) in exchange for 2,396,245 shares of DUSA common stock and $8 million in cash. Pursuant to the terms of the Merger Agreement, the actual number of shares that were issued in the transaction was derived by dividing $17 million by the average closing price of the Company’s shares over the 20 trading day period prior to the close, or $7.094 per share. For accounting purposes, these shares are valued at $7.30 per share, the average market price of the Company’s common stock over the 5 day period beginning two days prior and ending two days subsequent to the public announcement of the signing of the First Amendment to the Merger Agreement. Sirius was a dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. The purchase of Sirius was intended to enable DUSA to expand its product portfolio, capitalize on cross-selling and marketing opportunities, increase its sales force size; as well as, provide a pipeline of new products. The aggregate purchase price, net of cash received of $0.5 million, was approximately $26.8 million, which consisted of $17.2 million in shares of common stock, net of estimated registration costs of $0.3 million, $7.5 million in cash, $0.3 million outstanding balance on line of credit, and transaction costs of $1.8 million, which primarily consisted of fees for legal and financial advisory services. Of the 2,396,245 shares issued in the acquisition, 422,892 shares have been placed in an escrow account established to secure the indemnification obligations of the shareholders of Sirius as set forth in the Merger Agreement. The escrow account is established for a period of two years and will be used to satisfy liability claims, if any, made by the Company. No amounts may be distributed from the liability escrow account unless and until any individual claim exceeds $25,000 and cumulative claims exceed $100,000.
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

Cumulative	Additional
Sales Milestone	Consideration
$25.0 million	$1.5 million
35.0 million	$1.0 million
45.0 million	$1.0 million

Total	$3.5 million

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. As of September 30, 2006 none of the milestones had been achieved; however, we do anticipate that a milestone related to a new product launch could occur in early 2007.
The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. At September 30, 2006, the maximum potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $5.0 million. If attained, a portion of the contingent consideration is payable in cash and a portion is payable in either common stock or cash, at the Company’s sole discretion. Any payments will result in increases in goodwill at time of payment.
The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since March 10, 2006, the date of acquisition, were included in the results of the Company. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made when all necessary information is obtained and final allocations are made. Goodwill may change as a result of final allocations. The Company may incur costs in the future related to manufacturing concerns that were identified with the manufacturing of one of Sirius’ product lines. Some of these products are in short supply or back-order positions while such concerns are being addressed. The Company may seek indemnification for these potential costs and lost revenues through the liability escrow agreement, and may also seek indemnification from the manufacturer under the terms of the supply and development agreement. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill is not deductible for tax purposes.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(IN THOUSANDS)
Total consideration:

Common stock issued, net of estimated registration costs of $295,000	$17,203
Cash paid to stockholders	8,000
Balance on line-of-credit	251
Transaction costs accrued	346
Transaction costs paid	1,525

Total purchase consideration	27,325

Allocation of the purchase consideration
Current assets (including cash of $485), exclusive of inventory	2,198
Inventory	1,983
Fixed assets	109
Long-term assets	14
Identifiable intangible assets	17,160

(IN THOUSANDS)
In-process research and development	1,600
Goodwill	5,773

Total assets acquired	28,837

Fair value of liabilities assumed	(1,512)

Fair value of assets acquired and liabilities assumed	$27,325

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		WEIGHTED AVERAGE
	AMOUNT	AMORTIZATION PERIOD
	(IN THOUSANDS)	(IN YEARS)
Core/Developed Technology	$17,160	3.78
In-process Research and Development	$1,600	—
The core/developed technology, comprised of the combined value of Sirius’ product lines, which inherently includes the value of related patents, trademarks/trade names, as applicable, is being amortized over its useful life, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The core/developed technologies all belong to the same therapeutic category, “non-photodynamic therapy dermatological treatment of acne and rosacea” and are considered a single asset group for purposes of measuring impairment. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The intangible assets were valued using the income approach, specifically the excess earnings method. The key assumptions used in valuing the intangible assets are discount rates of 17% for core/developed technology and 18% for in-process research and development and an assumed tax rate of 40%. The in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to product development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.
The results of operations of Sirius have been included in the financial statements of the Company since March 10, 2006, the date of acquisition. The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 assuming that the Sirius acquisition had occurred on January 1, 2005 (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Revenues	$6,062,720	$4,603,800	$20,350,009	$14,731,772
Net loss	(3,100,781)	(4,078,334)	(9,185,622)	(14,309,032)
Net loss per share	$(0.16)	$(0.21)	$(0.47)	$(0.74)
The pro-forma net loss and net loss per share for the three and nine months ended September 30, 2006 and 2005 excludes the impact of increased cost of goods sold resulting from the purchase accounting fair value adjustment to inventory due to its non-recurring nature, and for the nine months ended September 30, 2006 and 2005 excludes a $1.6 million charge related to purchased in-process research and development.

4) GOODWILL AND INTANGIBLE ASSETS
Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are not amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.
The following is a summary of goodwill and intangible assets as of September 30, 2006 (in thousands):

	GROSS
	CARRYING	ACCUMULATED	NET BOOK
	VALUE	AMORTIZATION	VALUE

Goodwill	$5,773	—	$5,773
Amortizable intangible assets:
Core/Developed Technology	17,160	(977)	16,183

Total	$22,933	$(977)	$21,956

All goodwill is associated with the Non-PDT Drug Products operating segment (see Note 11). Amortization expense, included in cost of product revenues and royalties in the accompanying Condensed Consolidated Statements of Operations, related to intangible assets was $437,000 and $977,000 for the three and nine month periods ended September 30, 2006. Amortization expense related to intangible assets is expected to be approximately $0.4 million for the remainder of 2006 and approximately $2.8 million, $3.3 million, $3.4 million, $3.2 million and $1.3 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.
5) MARKETABLE SECURITIES
The Company’s investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available-for-sale. As of September 30, 2006, current yields range from 2.50% to 5.74% and maturity dates range from October 15, 2006 to September 15, 2010. The estimated fair value and cost of marketable securities at September 30, 2006 and December 31, 2005 are as follows:

	SEPTEMBER 30, 2006
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

United States government securities	$9,568,645	$2,061	$(56,799)	$9,513,907
Corporate securities	3,914,289	—	(13,697)	3,900,592

Total marketable securities available-for-sale	$13,482,934	$2,061	$(70,496)	$13,414,499

	DECEMBER 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

United States government debt securities	$19,857,171	$3,732	$(72,243)	$19,788,660
Investment grade corporate debt securities	10,818,063	15,136	(42,373)	10,790,826

Total marketable securities available for sale	$30,675,234	$18,868	$(114,616)	$30,579,486

Net unrealized gains and losses on such securities for the three and nine months ended September 30, 2006 were $(56,756) and $(27,313), respectively, as compared to $(166,714) and $(413,323) for the three and nine months ended September 30, 2005. These amounts have been recorded in accumulated other comprehensive loss, which is reported as part of shareholder’s equity in the Condensed Consolidated Balance Sheets.
Realized gains on sales of marketable securities for the three and nine months ended September 30, 2006 were $0 and $14,000, respectively, as compared to $66,000 and $72,000 for the three and nine months ended September 30, 2005. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be maturity, the Company does not consider investments with unrealized losses to be other-than-temporarily impaired at September 30, 2006.
6) CONCENTRATION OF CREDIT RISK
The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.
The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its customers consisting of wholesalers, distributors and direct customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations of credit risk in the Company’s total revenues for the three and nine months ended September 30, 2006 and 2005, and accounts receivable as of September 30, 2006 and December 31, 2005 are as follows:

	% OF REVENUE		% OF REVENUE		% OF ACCOUNTS
	THREE MONTHS ENDED		NINE MONTHS ENDED		RECEIVABLE AS OF

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2006	2005	2006	2005	2006	2005

Customer A		17%	—	17%	—	6%
Customer B	4%	13%	6%	14%	6%
Customer C	14%	—	11%	—	24%	—
Customer D	27%	—	19%	—	32%	—
Customer E	7%	—	6%	—	9%
Other customers	48%	70%	58%	69%	29%	94%

Total	100%	100%	100%	100%	100%	100%

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

7) INVENTORY
Inventory consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

Finished goods	$987,119	$1,004,772
BLU-U® evaluation units	183,183	292,129

Work in-process	269,112	60,805
Raw materials	719,472	503,087

	$2,158,886	$1,860,793

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of product revenues to approximate its net realizable value.
8) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

Research and development costs	$325,001	$347,220
Marketing and sales costs	256,858	173,092
Product related costs	981,481	667,388
Legal and other professional fees	1,567,629	488,401
Employee benefits	297,994	225,628
Other expenses	40,555	93,950

	$3,469,518	$1,995,679

9) STOCK-BASED COMPENSATION
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company may grant stock-based awards in amounts not to exceed the lesser of: (i) 20% of the total number of shares of the Company’s common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 3,888,488 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 300,000.
The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The 2006 Plan provides for the grant of incentive stock options (“ISO”), nonqualified stock options (“NSO”), stock awards, and stock appreciation rights to (i) employees, consultants, and advisors; (ii) the employees, consultants, and advisors of the Company’s parents, subsidiaries, and affiliates; and (iii) and the Company’s non-employee directors.
Non-Qualified Stock Options — All the NSOs granted under the 2006 Plan have an expiration period not exceeding seven years and are issued with an exercise price of not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate. In addition, the Company initially grants each individual who agrees to become a director 15,000 NSO to purchase common stock of the Company. Thereafter, each director reelected at an Annual Meeting of Shareholders will automatically receive an additional 10,000 NSO on June 30 of each year. Grants to directors immediately vest on the date of the grant.
Incentive Stock Options — ISOs granted under the 2006 Plan have an expiration period not exceeding seven years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued with an exercise price of not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate.
The 2006 Plan replaced the Company’s 1996 Omnibus Plan (the “1996 Plan”), which expired on June 6, 2006. A summary of stock option transactions in both the 1996 Plan and the 2006 Plan follows:

	WEIGHTED	WEIGHTED
	NUMBER	AVERAGE
	OF SHARES	EXERCISE
	(IN THOUSANDS)	PRICE
OUTSTANDING AT DECEMBER 31, 2005	2,850,250	$11.85
Options granted	415,500	6.65
Options cancelled/forfeited/expired	(443,437)	8.50
Options exercised	(12,000)	3.41
OUTSTANDING AT SEPTEMBER 30, 2006	2,810,313	$11.65
EXERCISABLE AT SEPTEMBER 30, 2006	1,998,318	$12.86
The weighted average remaining contractual term was approximately 3.4 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of September 30, 2006.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $592,000 and $487,000 for stock options outstanding and exercisable, respectively, as of September 30, 2006. The total intrinsic value for stock options exercised in 2006 was approximately $45,000. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3,590,000, which was expected to be recognized over a weighted average period of 2.1 years.
The amount of cash received from the exercise of stock options in 2006 was approximately $41,000 and the related tax deduction was approximately $14,000 in 2006.
The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.
The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 was $4.62 per share using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	NINE MONTHS
	ENDED
	SEPTEMBER 30, 2006
Volatility		63.7%
Risk-free interest rate		5.10%
Expected dividend yield		0%
Expected life-directors and officers	8.0	years
Expected life-non-officer employees	6.3	years
The Company used a combination of historical and implied volatility of market-traded options in the Company’s stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and the SEC’s SAB No. 107. Prior to the first quarter of fiscal 2006, the Company had used its historical stock price for purposes of its pro forma information. The decision to use a combination of historical and implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that the combination is more representative of future stock price trends than historical volatility alone.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected life is based on the Company’s historical option cancellation and employee exercise information. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options for 2006, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2006, departure rates, defined as the annual percentage of options forfeited or exercised early due to departure, were estimated to be approximately 2.96% for officers and directors and 10.53% for non-officer employees based on historical experience. Prior to 2006, the Company had used a company-wide weighted average expected life of five years for grants in 2005, 2004 and 2003 and seven years for grants in 2002.
Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006 was comprised as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2006
Cost of product revenues	$24,000	$61,000
Research and development	101,000	263,000
Selling and marketing	123,000	270,000
General & administrative	195,000	819,000

Share-based compensation expense	$443,000	$1,413,000
Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25, “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R.

For purposes of pro forma disclosures under FAS 123 for the three and nine months ended September 30, 2005, the estimated fair value of the stock options was amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and nine months ended September 30, 2005 were as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2005

Net loss, as reported	$(3,608,281)	$(12,766,014)

Add: stock-based compensation expense included in reported net loss		19,444
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards	(339,471)	(1,439,514)
Pro forma net loss	$(3,947,752)	$(14,186,084)

Loss per common share:	$(0.21)	$(0.75)

Basic and diluted loss per share— as reported	$(0.02)	$(0.09)

Basic and diluted loss per share — pro forma	$(0.23)	$(0.84)

The pro forma effects of estimated share-based compensation expense on net loss and loss per common share for the nine months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Volatility	69.4%
Risk-free interest rate	3.72%
Dividend yield	0.0%
Expected life (years)	5.0
The Black-Scholes weighted average estimated fair value of stock options granted during the nine months ended September 30, 2005 was $6.55 per share.
10) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the periods ended September 30, 2006, and 2005, stock options, warrants and rights totaling approximately 3,110,000 and 3,396,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into the liability escrow account, are included in the weighted average number of shares outstanding from the date of issuance, March 10, 2006.
11) SEGMENT REPORTING
Beginning in the first quarter of 2006 with the acquisition of Sirius, the Company has two reportable operating segments, Photodynamic Therapy (PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Drug Products. Prior to the beginning of the first quarter of 2006, the Company was a single reportable segment entity. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The table below presents the revenues, costs of revenues and gross margins attributable to these reportable operating segments for the periods presented. The Company does not allocate research and development, selling and marketing and general and administrative expenses to its reportable operating segments, because these activities are managed at a corporate level.

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005	2006	2005

REVENUES
PDT Drug & Device Product Revenues	$3,235,000	$2,392,000	$10,929,000	$7,989,000
Non-PDT Drug Product Revenues	2,828,000	—	6,503,000	—

Total Revenues	6,063,000	2,392,000	17,432,000	7,989,000
COSTS OF REVENUES
PDT Drug & Device Cost of Product
Revenues and Royalties	1,243,000	1,307,000	3,971,000	4,782,000
Non-PDT Drug Cost of Product
Revenues and Royalties	1,606,000	—	3,664,000	—

Total Costs of Product Revenues and Royalties	2,849,000	1,307,000	7,635,000	4,782,000
GROSS MARGINS
PDT Drug and Device Product Gross Margin	1,992,000	1,085,000	6,958,000	3,207,000
Non-PDT Drug Product Gross Margin	1,222,000	—	2,839,000	—

Total Gross Margins	$3,214,000	$1,085,000	$9,797,000	$3,207,000
During the three and nine months ended September 30, 2006 and 2005, the Company derived revenues from the following geographies (as a percentage of product revenues):

	Three Months Ending September 30,		Nine Months Ending September 30,

	2006	2005	2006	2005

United States	96%	87%	94%	86%
Canada	4%	13%	6%	14%

Total	100%	100%	100%	100%
Asset information by reportable segment is not reported to or reviewed by the chief operating decision makers and, therefore, we have not disclosed asset information for each reportable segment.
12) COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2006 and 2005, comprehensive loss consisted of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2006	2005	2006	2005

NET LOSS	$(3,786,639)	$(3,608,281)	$(13,080,901)	$(12,766,014)
Change in net unrealized gains and losses on marketable securities available-for-sale	(56,756)	(166,714)	(27,313)	(413,323)

COMPREHENSIVE LOSS	$(3,843,395)	$(3,774,995)	$(13,108,214)	$(13,179,337)

Accumulated other comprehensive loss consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets.
13) COMMITMENTS AND CONTINGENCIES
LEGAL MATTERS:
RIVER’S EDGE
On March 28, 2006, a lawsuit was filed by River’s Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to our merger with the former Sirius Laboratories, Inc. Sirius agreed to authorize River’s Edge to market a generic version of Nicomide®, and that the United States patent covering Nicomide® issued to Sirius in December, 2005 is invalid. Nicomide® is one of the key products DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. On June 19, 2006, the Georgia court dismissed River’s Edge complaint.
River’s Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.
On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River’s Edge niacinamide product infringes our U.S. patent 6,979,468. On May 12, 2006, the New Jersey court granted our motion and entered an order for preliminary injunction, effective May 15, 2006, enjoining River’s Edge from selling its niacinamide formula drug as a generic substitute for Nicomide®. We have posted $750,000 in lieu of a performance bond with the Court which bears interest. The parties are in the discovery stage of the New Jersey litigation. A motion to stay this litigation while the patent reexamination process takes its course was denied. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company’s revenues, results of operations and liquidity.
The Company has not accrued any amounts for potential contingencies as of September 30, 2006, as these amounts are neither probable nor estimable.
14) RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Market Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The effect of adoption on the Company’s financial position and results of operations have not been determined.
In September 2006, the SEC staff published SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB is effective for fiscal years ending after November 15, 2006. Application of this SAB will not alter previous conclusions and is not expected to impact the Company’s financial position, results of operations or cash flows.
15) SUBSEQUENT EVENT
On October 18, 2006 the Company’s Board of Directors extended the term of Two Hundred Fifty Thousand (250,000) Class B warrants, originally issued to the Company’s Chairman of the Board of Directors and Chief Executive Officer at the time of DUSA’s initial public offering, for an additional four years to January 29, 2011. An additional Fifty Thousand (50,000) of the Three Hundred Thousand (300,000) Class B warrants he currently owns will lapse if they are not exercised prior to January 29, 2007. The warrants have an exercise price of CDN $6.79 per share. No other terms of the warrants were amended. There are no other holders of the Class B warrants. The Company will record a non-cash charge to earnings of approximately $500,000 during the fourth quarter of 2006 related to the extension of the warrants.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
DUSA is a dermatology company that is developing and marketing Levulan photodynamic therapy and other products for common skin conditions. Our current marketed products include Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, Nicomide®, Nicomide-T® and the AVAR® line of products. We acquired Nicomide®, Nicomide-T®, the AVAR® line of products, among others, and certain product candidates in early stages of development, which target the treatment of acne vulgaris and acne rosacea, as well as psoriasis, in connection with our recent merger with Sirius Laboratories, Inc., or Sirius, which was completed on March 10, 2006. We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near to medium term.
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
Two of our products, Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U® brand light source were launched in the United States, or U.S., in September 2000 for the treatment of actinic keratoses, or AKs, of the face or scalp. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.
Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. We believe this acquisition has allowed us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increased our sales force size, as well as providing a pipeline of new products.
Nicomide® is an oral prescription vitamin supplement, and Nicomide-T® is a topical cosmetic product.

Both products target the acne and acne rosacea markets. Acne rosacea is a condition that primarily affects the skin of the face and typically first appears between the ages of 30 and 60 as a transient flushing or blushing on the nose, cheeks, chin or forehead, progressing in many patients to a papulopustular form clinically similar to acne vulgaris (inflammatory acne). Given its resemblance to inflammatory acne, and the general public’s limited knowledge of rosacea, the condition is frequently mistaken by patients as adult acne. If untreated, rosacea has the tendency to worsen over time, although it can also wax and wane. The AVAR line of products includes a number of leave-on and cleanser formulations of sodium sulfacetamide and sulphur, a drug combination long known to have anti-acne, anti-inflammatory properties.
We are a vertically integrated company, primarily responsible for regulatory, sales, marketing, customer service, manufacturing of our Kerastick®, and other related product activities. Our current objectives include increasing the sales of our non-PDT products in the United States and our PDT products in the United States, Canada and Latin America, continuing our efforts of exploring partnership opportunities for Levulan® PDT for non-dermatology indications, and for dermatology in Europe and elsewhere, and continuing our clinical development programs. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan® Kerastick® in Mexico, Central and South America. On October 17, 2006, we announced that regulatory approval had been obtained in Brazil. We anticipate the Brazilian launch will occur in early 2007. During 2004 we signed clinical trial agreements with the National Cancer Institute, or NCI, Division of Cancer Prevention, or DCP, for the clinical development of Levulan® PDT for the treatment of high-grade dysplasia, or HGD, within Barrett’s Esophagus, or BE, and oral cavity dysplasia treatment, and are working with the NCI DCP to advance the development of these programs. In addition, we continue to support independent investigator trials to advance research in the use and applicability of Levulan® PDT for other indications in dermatology, and selected internal indications.
We are developing Levulan® PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain Levulan® and related processes and improvements.
In the United States, AVAR®, AVAR Green®, AVAR-e ®, AVAR-e Green®, AVAR Cleanser®, BLU-U®, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, Sirius Laboratories, Inc.®, METED ® , Nicomide ®, Nicomide-T ®, Psoriacap ® and Psoriatec® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
Historically, we devoted most of our resources to fund research and development efforts in order to advance the Levulan® PDT/PD technology platform. In addition, we are continuing to evaluate and develop several potential products that we acquired in our merger with Sirius which target patients with acne and rosacea.
As of September 30, 2006, we had an accumulated deficit of approximately $102,618,000. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, and increasing sales of the products we acquired from Sirius.
We operate in a highly regulated and competitive environment. Our competitors include larger fully integrated pharmaceutical companies and biotechnology companies. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and sales and marketing capabilities than we do. Particularly in the field of acne and rosacea, we compete with well-established therapies, such as over-the-counter topical medications for mild cases, and prescription topical medications or oral antibiotics for mild to moderate cases, as well as various laser and non-laser light sources. The entry of new products from time to time, including as recently as the quarter ended September 30, 2006, could cause fluctuations in our product revenues in this market.
Marketing and sales activities since the October 2003 launch of our sales force have resulted in significant additional revenues as well as expenses. Kerastick® unit sales to end-users were 27,480 and 95,358 for the three and nine-month periods ended September 30, 2006, respectively, including 2,400 and 12,990, respectively, sold in Canada. This represents an increase from 20,286 and 69,162 Kerastick® units sold in the three and nine-month periods ended September 30, 2005, respectively, including 2,520 and 9,990, respectively, sold in Canada.
The net number of BLU-U® units placed in doctors’ offices during the three months ended September 30, 2006 and 2005 was 69 and 98, respectively, including 9 and 22 placed in Canada, respectively. As of September 30, 2006 and December 31, 2005 there were 1,548 and 1,337 units in doctor’s offices, consisting of 1,328 and 1,142 in the U.S. and 220 and 195 in Canada, respectively. During 2005 we began a BLU-U® marketing effort to allow prospective customers to evaluate a BLU-U for a short period of time prior to making a purchase decision. BLU-U® commercial light sources placed in physicians’ offices pursuant to the Company’s BLU-U® evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. The Company amortizes the cost of the evaluation units during the evaluation period to cost of product revenues to approximate its net realizable value.
Net revenues generated by the products acquired as part of our acquisition of Sirius totaled $2,828,000 and $6,503,000 for the three-month period ended September 30, 2006 and the period March 10, 2006 (date of acquisition) through September 30, 2006, respectively. The substantial majority of these revenues were from sales of Nicomide®. We have continued our efforts to penetrate the market for both PDT and non-PDT products by expanding our sales coverage in key geographic locations, including areas not previously served by Sirius. We are encouraged with the year-over-year increase in sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan® PDT should become a routine part of standard dermatological practice. We are currently exploring opportunities to develop, market, and distribute our Levulan® PDT platform in Europe and/or other countries outside of the United States, Canada and Latin America following our recently completed agreement with Stiefel Laboratories, Inc. We cannot predict when product sales may offset the costs associated with our efforts to penetrate the PDT market; however, based on current revenue expectations we believe that we will approach positive cash flow from operations more quickly than we otherwise would have without the Sirius acquisition. We are aware that physicians have been using Levulan® with the BLU-U® using drug incubation times shorter than our approved label specifies, with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called ‘off-label’ uses, we believe that these activities are positively affecting the sales of our products.
We believe that the activities of compounding pharmacies are negatively impacting our sales growth. We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. Since December 2004, we filed lawsuits against two compounding pharmacies and several physicians. All of these lawsuits have been settled favorably to us. Recently, we filed a suit against a chemical supplier as part of our ongoing strategy to protect our intellectual property. See section entitled “Part II. Other Information, Item 1. Legal Proceedings”.
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
Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. FDA is encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. FDA’s enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and FDA may bring an action against a drug or a firm when FDA concludes that such other violations exist. The contract manufacturer of Nicomide has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements and has been cited for GMP violations, however, we believe the GMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval.
As a result of our due diligence efforts, including inspection of the third-party manufacturers, we are working with the supplier of the AVAR® line of products to address certain manufacturing concerns that were identified during due diligence. Some of these products are on back-order while such concerns are being addressed. Revenues from these products are not material to the Company’s overall revenues.
On March 28, 2006, a lawsuit was filed by River’s Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to our merger with the former Sirius Laboratories, Inc. Sirius agreed to authorize River’s Edge to market a generic version of Nicomide®, and that the United States patent covering Nicomide® issued to Sirius in December, 2005 is invalid. Nicomide® is the key product DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. On June 19, 2006, the Georgia court dismissed River’s Edge complaint.
River’s Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.
On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River’s Edge niacinamide product infringes our U.S. patent 6,979,468. On May 12, 2006, the New Jersey court entered an order for preliminary injunction, which was effective May 15, 2006, enjoining River’s Edge from selling its niacinamide formula drug as a generic substitute for Nicomide®. We have posted $750,000 in lieu of a performance bond with the Court which bears interest. The parties are in the discovery stage of the New Jersey litigation. A motion to stay this litigation while the patent reexamination process takes its course was denied. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company’s revenues, results of operations and liquidity.

On May 30, 2006, we entered into a patent license agreement under which we granted PhotoCure ASA a non-exclusive license under the patents we license from PARTEQ for ALA esters. In addition, we granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent we own now or in the future. PhotoCure is obligated to pay royalties on sales of its ester products to the extent they are covered by our patents in the US and certain other territories. As part of the agreement, PhotoCure paid us a prepaid royalty in the amount of $1 million, which we received during the three-month period ended June 30, 2006.
We continue to believe that issues related to reimbursement have negatively impacted the economic competitiveness of our therapy with other AK therapies and have hindered its adoption. We are aware that some physicians believe that current reimbursement levels do not fully reflect the efforts required to routinely execute our therapy in their practices. We support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology, or AAD, on matters related to the PDT procedure fee and the separate drug reimbursement fee. Physicians can also bill for any applicable visit fees. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan® PDT for AK’s Ambulatory Patient Classifications code (“APC code”) was increased. The APC code is used by many hospitals. The CMS Current Procedural Terminology code (“CPT code”), which is used by private physician clinics using Levulan® PDT for treating AKs was not increased for 2006 from 2005 levels as had originally been proposed by CMS. However, CMS recently published proposed fees for January 1, 2007, and beyond, that include increases to the CPT code used by private physician clinics using Levulan® PDT for treating AKs. The proposed increases will be phased in over four years, beginning January 1, 2007, and completing January 1, 2010. We will continue to support ongoing efforts that might lead to further increases in reimbursement in the future; and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U® alone in the treatment of mild to moderate inflammatory acne of the face.
Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time. As of September 30, 2006, we had a staff of 78 full-time employees and 2 part-time employees, as compared to 64 full-time employees and 2 part-time employees at the end of 2005, including marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. During 2006 we expanded our sales capacity to 37 from 26 at the end of 2005. We may add and/or replace employees during 2006 as business circumstances deem necessary.
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
REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES
Photodynamic Therapy (PDT) Drug and Device Products.
Revenues on the Kerastick® and BLU-U® product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributor to be able to reliably estimate returns. Beginning in 2006, we began recognizing revenue as product is sold to distributors because we now believe have sufficient history to reliably estimate returns from distributors. Certain device units are held by physicians for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.
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
In the case of sales made to wholesalers as a result of incentives and that are in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesalers’ customers on a FIFO basis.
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
A summary of activity in the Company’s gross revenue reserves follows for each of the periods presented:

FOR THE THREE-MONTH PERIOD
ENDED SEPTEMBER 30, 2006:
		PROVISION	PROVISION	ACTUAL
		RELATED TO	FOR	RETURNS
		SALES MADE	SALES	OR CREDITS
	BALANCE	IN THE	MADE IN	IN THE	BALANCE
	AT JULY 1,	CURRENT	PRIOR	CURRENT	AT SEPTEMBER
	2006	PERIOD	PERIODS	PERIOD	30, 2006

Accrued Expenses:
Returns and allowances	$252,000	$304,000	$—	$(236,000)	$320,000
Accounts receivable:
Prompt payment discounts	$26,000	$67,000	$—	$(65,000)	$28,000

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006:
			PROVISION		ACTUAL
		BALANCE	RELATED TO	PROVISION	RETURNS
		ACQUIRED AS	SALES MADE	FOR SALES	OR CREDITS
		PART OF	IN THE	MADE IN	IN THE	BALANCE AT
	BALANCE AT	SIRIUS	CURRENT	PRIOR	CURRENT	SEPTEMBER
	JANUARY 1, 2006	ACQUISITION	PERIOD	PERIODS	PERIOD	30, 2006

Accrued Expenses:
Returns and allowances	$—	$357,000	$594,000	$—	$(631,000)	$320,000
Accounts receivable:
Prompt payment discounts	$—	$—	$151,000	$—	$($123,000)	$28,000
Our provision for returns and allowances consists of our estimates of future sales returns, rebates and chargebacks.
Sales Returns- We account for sales returns in accordance with SFAS No. 48 by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within nine months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience.
Chargebacks and Rebates — Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since we only offer “preferred pricing” to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. Our rebate programs can generally be categorized into the following two types: Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of our prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant to the Company. Chargebacks and rebates in the aggregate were $46,000 and $136,000, for the three and nine month periods ended September 30, 2006, respectively.
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
Goodwill is deemed to have an indefinite life and is no longer amortized, but is reviewed at least annually for impairment, utilizing the “fair value” methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.
STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS Statement No. 123. We adopted SFAS 123R effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, we measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided. The pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The adoption of SFAS No. 123R did not affect our net cash flow, but it did have a material negative impact on our results of operations. In accordance with SFAS 123R, we recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005 in the accompanying condensed consolidated statements of operations.
In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS 123R, we determined that a combination of historical and implied volatility for traded options on DUSA’s stock would be a better measure of market conditions and expected volatility than historical volatility of our common stock alone. Previously, we used historical stock price volatility as it was the most reliable source of volatility data. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. In calculating the expected life of the options for 2006, we classified our grantee population into two groups, directors and officers and non-officer employees. Prior to the first quarter of 2006, we had used a company-wide weighted average expected life of five years for grants in 2005, 2004 and 2003 and seven years for grants in 2002. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience. In the first quarter of 2006, departure rates, defined as the annual percentage of options forfeited or exercised early due to departure, were estimated to be approximately 2.96% for officers and directors and 10.53% for non-officer employees.
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effects that adoption of FIN 48 will have on our financial position, cash flows and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Market Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The effect of adoption on our financial position and results of operations have not been determined.
In September 2006, SEC staff published SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB is effective for fiscal years ending after November 15, 2006. Application of this SAB will not alter previous conclusions and is not expected to impact our financial position, results of operations or cash flows.
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005

REVENUES — Total revenues for the three and nine month periods ended September 30, 2006 were $6,063,000 and $17,432,000, respectively as compared to $2,392,000 and $7,989,000 in 2005, and were comprised of the following:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	(UNAUDITED)		INCREASE/	(UNAUDITED)		INCREASE/
	2006	2005	(DECREASE)	2006	2005	(DECREASE)

PDT PRODUCT REVENUES

KERASTICK® PRODUCT REVENUES
United States	$2,490,000	$1,630,000	$860,000	$8,212,000	$5,389,000	$2,823,000
Canada	176,000	176,000	—	939,000	693,000	246,000

Subtotal Kerastick® product revenues	2,666,000	1,806,000	860,000	9,151,000	6,082,000	3,069,000

BLU-U® PRODUCT REVENUES
United States	516,000	462,000	54,000	1,633,000	1,489,000	144,000
Canada	53,000	124,000	(71,000)	145,000	418,000	(273,000)

Subtotal BLU-U® product revenues	569,000	586,000	(17,000)	1,778,000	1,907,000	(129,000)

TOTAL PDT PRODUCT REVENUES	3,235,000	2,392,000	843,000	10,929,000	7,989,000	2,940,000

TOTAL NON-PDT DRUG PRODUCT REVENUES	2,828,000	—	2,828,000	6,503,000	—	6,503,000

TOTAL PRODUCT REVENUES	$6,063,000	$2,392,000	$3,671,000	$17,432,000	$7,989,000	$9,443,000

For the three and nine month periods ended September 30, 2006 total PDT Drug and Device Products revenues were $3,235,000 and $10,929,000, respectively. This represents an increase of $843,000 or 35%, and $2,940,000 or 37%, over the comparable 2005 totals of $2,392,000 and $7,989,000, respectively. The incremental revenue on a year-to-date basis was driven by increased Kerastick® revenues which were partially offset by decreased BLU-U® revenues.
For the three and nine month periods ended September 30, 2006, Kerastick® revenues were $2,666,000 and $9,151,000, respectively, representing a $860,000 or 48%, and $3,069,000 or 50%, increase over the comparable 2005 totals of $1,806,000 and $6,082,000, respectively. Kerastick® unit sales to end-users were 27,480 and 95,358 for the three and nine-month periods ended September 30, 2006, respectively, including 2,400 and 12,990, respectively, sold in Canada. This represents an increase from 20,286 and 69,162 Kerastick® units sold in the three and nine-month periods ended September 30, 2005, respectively, including 2,520 and 9,990, respectively, sold in Canada. Our average net selling price for the Kerastick® increased to $95.96 for the first nine months of 2006 from $87.93 for the first nine months of 2005.
Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, both in the United States during 2005 and Canada during 2005 and 2006. The increase in 2006 Kerastick® revenues was driven mainly by increased sales volumes, an increase in our average unit selling price, a reduction in our overall sales volume discount programs, and increased levels of direct distribution to customers. Effective January 1, 2006, DUSA became the sole US distributor of the Kerastick®.

For the three and nine month periods ended September 30, 2006, BLU-U® revenues were $569,000 and $1,778,000, respectively, representing a $17,000 or 3% decrease, and $129,000 or 7%, decrease over the comparable 2005 totals of $586,000 and $1,907,000, respectively. The decrease in 2006 BLU-U® revenue was driven by lower overall sales volumes which were partially offset by an increase in our average selling price. In the three and nine-month periods ended September 30, 2006, there were 77 and 235 units sold, respectively, versus 82 units and 294 units in the comparable 2005 periods. The 2006 total consists of 210 units sold in the United States and 25 sold in Canada by Coherent-AMT. The 2005 total consists of 219 sold in the United States and 75 sold in Canada. Our average net selling price for the BLU-U® increased to $7,392 for the first nine months of 2006 from $6,390 for the first nine months of 2005. The decrease in BLU-U® units sold in the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005 is due primarily to the implementation of a more focused sales strategy aimed at increasing Kerastick® sales volumes in existing accounts; as well as, a decrease in BLU-U® discounting programs.
During the fourth quarter of 2005, we introduced a BLU-U® evaluation program, which, for a limited number of BLU-U® units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At September 30, 2006, there were approximately 50 units in the field pursuant to this evaluation program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years.
Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 acquisition of Sirius. Total revenues for the three months ended September 30, 2006 and for the period March 10, 2006 through September 30, 2006 were $2,828,000 and $6,503,000, respectively. The substantial majority of the Non-PDT product revenues were from sales of Nicomide®. The products acquired from Sirius all belong to the same therapeutic category, “non-photodynamic therapy dermatological treatment of acne and rosacea.”
The increase in our total revenues results from the Sirius acquisition, as well as the efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices, increased our direct selling efforts, became the sole US distributor of the Kerastick®, and reduced our overall sales volume discount programs, all of which have had a positive impact on our average selling prices during 2006. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that sales should continue to increase through increased consumption of our products by our existing customers, as well as the addition of new customers. However, should one or more generic niacinamide products remain on the market for any significant length of time, our revenues of Nicomide® could be significantly eroded, which would make it more difficult to achieve profitability.
COST OF PRODUCT SALES AND ROYALTIES – Cost of product revenues and royalties for the three and nine-month periods ended September 30, 2006 were $2,849,000 and $7,635,000, respectively, as compared to $1,307,000 and $4,782,000 in the comparable periods in 2005. A summary of the components of cost of product revenues and royalties is provided below:

	Three Months Ended September 30,
	(Unaudited)
			Increase/
	2006	2005	(Decrease)
Kerastick® Cost of Product Revenues and Royalties

Direct Kerastick® Product costs	$380,000	$369,000	$11,000
Other Kerastick® Product costs including internal costs assigned to support products	224,000	354,000	(130,000)
Royalty and supply fees (1)	126,000	93,000	33,000

	Three Months Ended September 30,
	(Unaudited)
			Increase/
	2006	2005	(Decrease)
Subtotal Kerastick Cost of Product Revenues and Royalties	730,000	816,000	(86,000)

BLU-U® Cost of Product Revenues

Direct BLU-U® Product Costs	263,000	284,000	(21,000)
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	250,000	207,000	43,000

Subtotal BLU-U® Cost of Product Revenues	513,000	491,000	22,000

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	1,243,000	1,307,000	(64,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES (2)	1,606,000	—	1,606,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$2,849,000	$1,307,000	$1,542,000

	Nine Months Ended September 30,
	(Unaudited)
			Increase/
	2006	2005	(Decrease)
Kerastick® Cost of Product Revenues and Royalties

Direct Kerastick® Product costs	$1,318,000	$1,339,000	($21,000)
Other Kerastick® Product costs including internal costs assigned to support products	636,000	985,000	(349,000)
Royalty and supply fees (1)	461,000	318,000	143,000

Subtotal Kerastick® Cost of Product Revenues and Royalties	2,415,000	2,642,000	(227,000)

BLU-U® Cost of Product Revenues

Direct BLU-U® Product Costs	802,000	998,000	(196,000)
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	754,000	1,142,000	(388,000)

Subtotal BLU-U® Cost of Product Revenues	1,556,000	2,140,000	(584,000)

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	3,971,000	4,782,000	(811,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES (2)	3,664,000	—	3,664,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$7,635,000	$4,782,000	$2,853,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.

2)	Non-PDT Drug Cost of Product Revenues and Royalties reflect the costs associated with the products acquired as part of our March 10, 2006 merger with Sirius.
MARGINS — Total product margins for the three and nine month periods ended September 30, 2006 were $3,214,000 and $9,797,000, respectively, as compared to $1,085,000 and $3,207,000 for the comparable 2005 periods, as shown below:

	Three Months Ended September 30,
	(Unaudited)
					Increase/
	2006		2005		(Decrease)

Kerastick® Gross Margin	$1,935,000	73%	$990,000	55%	$945,000
BLU-U® Gross Margin	57,000	10%	95,000	16%	(38,000)

Total PDT Drug & Device Gross Margin	$1,992,000	62%	$1,085,000	45%	$907,000

Total Non-PDT Drug Gross Margin	1,222,000	43%	—		1,222,000

TOTAL GROSS MARGIN	$3,214,000	53%	$1,085,000	45%	$2,129,000

	Nine Months Ended September 30,
	(Unaudited)
					Increase/
	2006		2005		(Decrease)
Kerastick® Gross Margin	$6,736,000	74%	$3,440,000	57%	$3,296,000
BLU-U® Gross Margin	222,000	13%	(233,000)	(12%)	455,000

Total PDT Drug & Device Gross Margin	$6,958,000	64%	$3,207,000	40%	3,751,000

Total Non-PDT Drug Gross Margin	2,839,000	44%	—		2,839,000

TOTAL GROSS MARGIN	$9,797,000	56%	$3,207,000	40%	$6,590,000

For the three and nine month periods ended September 30, 2006 total PDT Drug and Device Product Margins were 62% and 64%, respectively, versus 45% and 40% for the comparable 2005 periods. The incremental margin was driven by positive margin gains on both the Kerastick® and BLU-U®.
Kerastick® gross margins for the three and nine month periods ended September 30, 2006 were 73% and 74%, respectively, versus 55% and 57% for the comparable 2005 periods. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price, increased levels of direct distribution to customers eliminating the cost of distributors; as well as a reduction in our overall sales volume discount programs. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume.
BLU-U® margins for the three and nine month periods ended September 30, 2006 were 10% and 13%, respectively, versus 16% and (12%) for the comparable 2005 periods. The increase in margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick® sales volumes.
Non-PDT Drug Product Margins reflect the margin generated by the products acquired as part of our March 10, 2006 merger with Sirius Laboratories. Total margin for the three-month period ended September 30, 2006 and the period March 10, 2006 (date of acquisition) through September 30, 2006 was 43% and 44%, respectively. Non-PDT Drug Product Margins were negatively impacted by the recording of the inventory acquired in the Sirius merger at its fair value, in accordance with purchase accounting rules. The full impact of this adjustment was recognized over the six months following the acquisition which ended in September 2006.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three and nine month periods ended September 30, 2006 were $1,344,000 and $4,382,000, as compared to $1,414,000 and $4,809,000 in the comparable 2005 periods. The decrease is due to decreased spending on our clinical programs. We completed both our Phase II acne study and our interim analysis study on photodamaged skin in the first quarter of 2006. The decrease was somewhat offset by the recording of stock-based compensation expense of $101,000 and $264,000 for the three-and nine month periods ended September 30, 2006, respectively, resulting from the adoption of FAS 123R.
Research and development expenses are expected to increase once our Phase IIb clinical trial for acne commences, and to an even greater extent at such time as we may commence Phase III trials in any indication. On September 27, 2004, DUSA signed a clinical trial agreement with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, for the clinical development of Levulan® PDT for the treatment of high-grade dysplasia within Barrett’s Esophagus. In addition, to further our objectives concerning treatment of internal indications using Levulan® PDT, on November 4, 2004, we signed an additional clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare overall clinical development plans for Levulan® PDT in these indications, starting with Phase I/II trials, and continuing through Phase III studies, if appropriate. DUSA and the NCI DCP have prepared protocols for the initial Phase I/II clinical studies in both indications. The NCI DCP is currently working with DUSA and investigators to finalize the clinical trial designs. The NCI DCP will use its resources to file its own Investigational New Drug applications with the FDA. Our costs related to these studies will be limited to providing Levulan®, laser devices, fiber optics, our proprietary light device sheath and the necessary training for the investigators involved. All other costs of these studies will be the responsibility of the NCI DCP. We have options on new intellectual property and, subject to successful clinical trial results, intend to seek FDA approvals in due course. In preparation for new Phase II clinical trials for the treatment of high-grade dysplasia associated with Barrett’s esophagus, our small single-center pilot Phase II clinical trial using our proprietary endoscopic light delivery device is continuing.
We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which will also cause research and development expenses to increase.
MARKETING AND SALES COSTS — Marketing and sales costs for the three and nine-month periods ended September 30, 2006 were $3,247,000 and $9,114,000, respectively, as compared to $1,804,000 and $6,886,000 for the comparable 2005 periods. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,391,000 and $6,243,000 for the three and nine-month periods ended September 30, 2006, compared to $1,566,000 and $5,256,000 in the comparable periods in 2005. The increase in this category is due to increased headcount in 2006 in comparison to 2005, primarily as the result of the Sirius acquisition. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $733,000 and $2,600,000 for the three and nine month periods ended September 30, 2006, respectively, compared to $238,000 and $1,630,000for the comparable 2005 periods. The increased spending in this category is due primarily to additional expenses related to the Sirius acquisition. We also recorded compensation expense of $123,000 and $270,000 for the three-and nine month periods ended September 30, 2006, respectively, resulting from the adoption of FAS 123R.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three and nine-month periods ended September 30, 2006 were $2,603,000 and $8,427,000, respectively, as compared to $1,663,000 and $5,187,000 for the comparable 2005 periods. The increase is mainly attributable to incremental legal fees primarily related to the River’s Edge litigation, compensation expense of $194,000 and $818,000 for the three-and nine month periods ended September 30, 2006, resulting from the adoption of FAS 123R, and incremental costs associated with the acquisition of Sirius. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient cash to continue to fund our sales and marketing expenses at current levels, planned research and development activities for our Levulan® PDT/PD platform, and to fund operations and capital expenditures for the foreseeable future. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. At September 30, 2006, we had approximately $18,554,000 of total liquid assets, comprised of $5,139,000 of cash and cash equivalents and marketable securities available-for-sale totaling $13,415,000. As of September 30, 2006, these securities had yields ranging from 2.50% to 5.74% and maturity dates ranging from October 15, 2006 to September 15, 2010. Our net cash used in operations for the nine months ended September 30, 2006 was $8,300,000, versus $13,000,000 used in the comparable 2005 period. The year over year decrease is directly attributable to an improvement in our net loss, net of non-cash charges, primarily due to increased revenues and related product margins. We expect our cash flows to continue to improve with the growth of existing products, the introduction of new products, and the international expansion of Levulan. At the same time, we are expecting our research and development spending to increase as we execute our Phase II and potential Phase III clinical trials. However, if our cash flows from operations do not continue to improve, we may need to consider either reducing our operating expenses or raising additional capital to fund our operations.
As of September 30, 2006, working capital (total current assets minus total current liabilities) was 18,074,000, as compared to $34,889,000 as of December 31, 2005. Total current assets decreased by $14.9 million during the nine months ended September 30, 2006, due primarily to $9.3 million spent on the acquisition of Sirius, including $1.8 million of acquisition costs, as well as the continued funding of our operating loss. Total current liabilities increased by $1.9 million during the same period due primarily to an increase in accrued expenses and an increase in deferred revenue resulting from a prepaid royalty received under our patent license agreement with PhotoCure ASA pursuant to which PhotoCure will pay royalties on sales of its Metvix® and Hexvix® ester products as well as new products as long as we hold patents in the United States of America and certain other territories, offset in part by a decrease in accounts payable.
As stated above, we acquired all of the outstanding common stock of Sirius in March 2006 in exchange for 2,396,245 shares of DUSA common stock and cash. At closing, we paid $8.0 million less certain expenses, in cash, and 1,973,353 shares of DUSA’s common stock, no par value per share to the shareholders of Sirius and issued an additional 422,892 shares to an escrow agent to be held for up to two years subject to certain indemnification provisions of the Merger Agreement. See Note 3 to the Notes to the Condensed Consolidated Financial Statements for the effect of purchase method accounting on the value of the acquisition. We have agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments are, as follows:

Cumulative Sales Milestone:	Additional Consideration:
$25.0 million	$1.5 million
35.0 million	$1.0 million
45.0 million	$1.0 million

Total	$3.5 million

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. If attained, a portion of the contingent consideration is payable in cash and a portion is payable in either common stock or cash, at our sole discretion, any such payments will result in increases in goodwill at the time of the payment. As of September 30, 2006 none of these milestones had been achieved.
We are still actively seeking to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2006, we are focusing primarily on increasing the sales of the Levulan®

Kerastick® and the BLU-U®, as well as the Non Photodynamic Therapy Drug Products, advancing our Phase II study for use of Levulan® PDT in acne, and continuing to pursue our product development pipeline.
DUSA has no off-balance sheet financing arrangements.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
ALTANA, INC.
In September 2005, the former Sirius entered into a development and product license agreement with Altana, Inc. relating to a reformulated dermatology product. The agreement was assigned to us by virtue of the Sirius merger. According to the agreement, we will pay for all development costs. Should development efforts be successful, Altana will manufacture the product for us and we will be obligated to pay royalties, including certain minimum royalties on net sales of the product. The agreement expires six years after the first commercial sale of the product.
ACTAVIS TOTOWA, LLC
Under an agreement dated May 18, 2001, and amended on February 8, 2006, the former Sirius entered into an arrangement for the supply of Nicomide® with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. Currently, Actavis Totowa supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. During September, we reported that Actavis Totowa had received a warning letter from the FDA regarding certain regulatory observations. The primary observations were not related to Nicomide. However, with respect to Nicomide and certain other products manufactured by Actavis Totowa that would be covered under FDA’s recent compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs”, the FDA has requested that the manufacturer provide a copy of the labeling and information providing the basis for an exemption from the drug approval requirements.
HARMONY LABS, INC.
Under an agreement dated September 18, 2001, and amended on February 16, 2006 and March 10, 2006, the former Sirius entered into an arrangement for the manufacturing and supply of the AVAR® line of products and Nicomide-T® with Harmony Labs, Inc. The agreement was assigned to us as part of the Sirius merger. Currently, Harmony supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 16, 2009.
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
WINSTON LABORATORIES, INC.
On or about January 30, 2006 Winston Laboratories, Inc. and the former Sirius entered into a license agreement relating to a Sirius product, Psoriatec® (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of the former Sirius. This agreement was assigned to us as part of the Sirius Merger. The 2006 agreement grants an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. We will pay royalties on net sales of the product, and certain minimum royalties are due each year to maintain the license. We have an option to purchase the product from Winston at certain times during the two-year term of the agreement. The agreement is due to expire on January 31, 2008, subject to rights to extend or terminate the agreement earlier. Minimum royalties to Winston Laboratories are $300,000 per year ending January 31, 2008.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at September 30, 2006:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5
Operating lease obligations	$2,826,000	$683,000	$864,000	$904,000	$375,000
Purchase obligations (1,2)	2,183,000	1,326,000	857,000	—	—
Minimum royalty obligations	$2,273,000	$636,000	$772,000	$672,000	$193,000

1)	Research and development projects include various commitments including obligations for our Phase II clinical study for moderate to severe acne.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.
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
As of September 30, 2006, the weighted average rate of return on our investments was 4.14%. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2006, the fair market value of the portfolio would change by approximately $201,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes In Internal Control Over Financial Reporting
Except for the integration of Sirius Laboratories, Inc. (“Sirius”) into the Company’s internal control structure, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company considers the acquisition of Sirius to be material to its results of operations, financial position and cash flows. As permitted by the rules and regulations of the SEC, the Company will exclude Sirius from its annual assessment for the year ending December 31, 2006.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as “DUSA,” “we,” and “us”) contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, without limitation statements regarding our use of estimates and assumptions in the preparation of our financial statements and policies, including certain pro forma financial statements, the allocation of the purchase price of Sirius, the amortization of goodwill, intent to hold investments until fair value is recovered, and the impact on us of the adoption of certain accounting standards, belief concerning the impact of compounding pharmacies, our obligation to make certain milestone and royalty payments to third parties, our beliefs and intent regarding the third-party manufacture of our products, and the availability of inventory of our products and expectation for time and impact of being out-of-stock, the outcome and costs of litigation to which we are a party, the anticipated launch of product in Brazil, our beliefs regarding our recent merger with Sirius Laboratories, Inc. and the benefits, effects, impact and risks thereof, for off-label uses, our goal of achieving profitability and the impact of potential generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, beliefs regarding improvement of cash flows, attainment of positive cash flow, the adoption of our products, and the outcome of such efforts, our beliefs regarding the use of our products and technologies for off-label uses, by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations and possible need to seek FDA approval, expectations for the reexamination process of the Nicomide patent, and beliefs concerning the loss of patent protection through patent reexamination or the River’s Edge litigation, our beliefs and intentions regarding available reimbursement for our products and changes to applicable CPT codes, belief concerning adoption of our AK therapy, the possibility of adding employees, belief regarding estimates for reserves, expectation for amortization on core/developed technology, our expectation regarding the margins on our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof and impact on revenues, our expectations and beliefs regarding our future sales, expenses and losses, the sufficiency of our capital resources and our needs for additional capital, expectations of royalties from PhotoCure, and the possibility of the holders of options and warrants to purchase our common stock exercising these securities. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our recent merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under “Risk Factors” on pages 40 through 52, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
PHOTOCURE ASA
On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby in settlement of patent disputes we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid (“ALA”). Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any patents that may issue to DUSA or that we may license in the future. We received a $1.0 million prepaid royalty during the quarter ended June 30, 2006. PhotoCure received FDA approval to market Metvixia for treatment of actinic keratosis in July 2004 and it would be directly competitive with our Levulan Kerastick product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.
LEVULAN® SUITS
Since December 2004, we filed lawsuits against physicians in several states to prevent their unlicensed use of versions of our Levulan® brand of aminolevulinic acid HCl (ALA) produced, by third-parties for use in our patented photodynamic therapy (PDT) treatment for actinic keratosis, basal cell carcinoma, acne and other dermatological conditions. The suits allege that these physicians perform patient treatments that are covered under patents exclusively licensed by DUSA, resulting in direct infringement of these patent(s). Additionally, some physicians are also being sued for infringement of DUSA’s trademarks and for violations of the Lanham Act for using the Levulan® brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. All of the lawsuits have settled favorably to us and the physicians have entered Consent Judgments which provide DUSA with the right to review their books and records.
More recently, we sued a chemical supplier in United States District Court for the District of Arizona alleging that it induces physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.
We have also settled or obtained judgments against compounding pharmacies.
RIVER’S EDGE
On March 28, 2006, a lawsuit was filed by River’s Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to our merger with the former Sirius Laboratories, Inc. Sirius agreed to authorize River’s Edge to market a generic version of Nicomide®, and that the United States patent covering Nicomide® issued to Sirius in December, 2005 is invalid. Nicomide® is one of the key products DUSA acquired from Sirius in our merger. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division. On June 19, 2006, the Georgia court dismissed River’s Edge complaint.
River’s Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide patent. We have notified the Patent Office that we do not object to the reexamination process and we expect the Patent Office to notify the parties about its decision to accept or deny the patent reexamination process shortly.
On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River’s Edge niacinamide product infringes our U.S. patent 6,979,468. On May 12, 2006, the New Jersey court entered an order for preliminary injunction, which was effective May 15, 2006, enjoining River’s Edge from selling its niacinamide formula drug as a generic substitute for Nicomide®. We have posted $750,000 in lieu of a performance bond with the Court which bears interest. The parties are in the discovery stage of the New Jersey litigation. A motion to stay this litigation while the patent reexamination process takes its course was denied. An unfavorable ruling in the Patent Office or in the New Jersey litigation with respect to the validity of the Nicomide patent would allow generic manufacturers to compete directly with us and could have a material impact on the Company’s revenues, results of operations and liquidity.

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
We Have Only Limited Experience Marketing And Selling Pharmaceutical Products And, As A Result, Our Revenues From Product Sales May Suffer.
     If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our dermatology products in the United States and the rest of the world, except Canada, and Mexico and Central and South America, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. In addition, our sales personnel have only recently begun to sell and market the products we acquired in our merger with Sirius. If our sales and marketing efforts fail, then sales of the Kerastick®, the BLU-U®, Nicomide® and other products will be adversely affected.
If We Cannot Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product Sales May Suffer.
     Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan® Kerastick® for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, a broader adoption of our therapy and sales of our products could be negatively impacted. Although 2005 reimbursement changes related to AK were made, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.
     If insurance companies do not cover, or stop covering products which are currently covered, including Nicomide®, our sales could be dramatically reduced.
Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick ® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan®, The BLU-U®, Nicomide® , Nicomide-T®, the AVAR® line of products, METED® , Psoriacap® and Psoriatec®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales.

     If we experience problems producing Kerastick® units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U® and the Kerastick® in our Wilmington, Massachusetts facility, at this time with respect to the BLU-U, we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.
     During the quarter ended September, 30, 2006, the sole supplier of Nicomide® received a warning letter from the FDA regarding certain regulatory observations. The primary observations noted in the warning letter were not related to Nicomide®. However, with respect to Nicomide® and certain other products manufactured by this supplier, the FDA has requested that the manufacturer provide a copy of the labeling and information providing the basis for an exemption from the drug approval requirements. The FDA regulates such products under the compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” DUSA worked with the manufacturer in order to respond to the FDA.
     Nicomide® is one of the key products DUSA acquired from Sirius Laboratories, Inc. in connection with our merger completed in March, 2006. Nicomide® is an oral prescription vitamin supplement. If the FDA is not satisfied with the response to the warning letter issued to the manufacturer of Nicomide and/or causes the manufacturer to cease operations, our revenues will be negatively affected.
     We are also working with the supplier of the AVAR® line of products to address certain manufacturing concerns. Some of these products are on back-order while such concerns are being addressed, which could negatively affect revenues from these products. Revenues from these products are not a material percentage of our overall revenues.
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
Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products.

     The manufacture and marketing of our products are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:
•	approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

•	controlled research and testing of some of these products even after approval, and

•	control of marketing activities, including advertising and labeling.
     If we, or any of our contract manufacturers, fail to comply with these requirements, we may be limited in the jurisdictions in which we are permitted to sell our products. Additionally, if we or our manufacturers fail to comply with applicable regulatory approval requirements, a regulatory agency may also:
•	send us warning letters,

•	impose fines and other civil penalties on us,

•	seize our products,

•	suspend our regulatory approvals,

•	refuse to approve pending applications or supplements to approved applications filed by us,

•	refuse to permit exports of our products from the United States,

•	require us to recall products,

•	require us to notify physicians of labeling changes and/or product related problems,

•	impose restrictions on our operations, and/or

•	criminally prosecute us.
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
     Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of Nicomide, who has received a warning letter from the

FDA, or the manufacturer of the AVAR® products, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have an adverse effect on our financial condition and operations.
     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. FDA is encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. FDA’s enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and FDA may bring an action against a drug or a firm when FDA concludes that such other violations exist. The contract manufacturer of Nicomide has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements and has been cited for GMP violations, however, we believe the GMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval.
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
     Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products;

•	potential advantages over alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
We Have Significant Losses And Anticipate Continued Losses
     We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $3,787,000 for the quarter ended September 30, 2006. We incurred net losses of $14,998,709 for the year ended December 31, 2005 and $15,628,980 for the year ended December 31, 2004. As of September 30, 2006, our accumulated deficit was approximately $102,618,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable.
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
     Nicomide is covered by a United States patent which issued in December 2005. River’s Edge Pharmaceuticals LLC has filed an application with the U.S. Patent and Trademark Office for the reexamination of the patent. If the USPTO finds that the patent is invalid, River’s Edge and other generics will be able to compete with Nicomide. Recently two new products have been launched that could compete with Nicomide®.
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
     On March 28, 2006, a lawsuit was filed by River’s Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River’s Edge to market a generic version of Nicomide®, and that the United States patent covering Nicomide® issued to Sirius in December, 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division which has been dismissed. Nicomide is one of the key products DUSA acquired from Sirius in its merger. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that a River’s Edge niacinamide product infringes United States Patent No. 6,979,468, the patent that covers Nicomide®. On May 12, 2006, the United States District Court issued a preliminary injunction against River’s Edge enjoining River’s Edge from selling its niacinamide formula drug as a generic substitute for Nicomide®. However, if we do not ultimately prevail in our lawsuit, or the Nicomide® patent is found to be invalid, our revenues from sales of Nicomide® could decrease significantly.
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
Our Potential Products Are In Early Stages Of Development And May Never Result In Any Commercially Successful Products.
     To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for Levulan® PDT for AKs, the BLU-U® for acne and the currently marketed products we acquired in our merger with Sirius, all of our other potential Levulan® and other potential product candidates are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:
•	delays in product development, clinical testing or manufacturing,

•	unplanned expenditures in product development, clinical testing or manufacturing,

•	failure in clinical trials or failure to receive regulatory approvals,

•	emergence of superior or equivalent products,

•	inability to market products due to third-party proprietary rights, and

•	failure to achieve market acceptance.
     We cannot predict how long the development of our investigational stage products will take or whether they will be medically effective. We cannot be sure that a successful market will continue to develop for our Levulan® drug technology.
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
     We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT or photodetection, known as PD, is safe and effective for any new use we are studying. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. During September 2005, the FDA issued guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. We are developing Levulan® PDT for acne. As a result, it is likely that the costs and time to approval associated with seeking regulatory approval of this indication will be increased. The FDA may issue additional guidance in the future, which may result on additional costs and delays. We must also obtain foreign regulatory clearances before we can market any potential products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.
     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications. FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. FDA is encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. FDA’s enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and FDA may bring an action against a drug or a firm when FDA concludes that such other violations exist. The contract manufacturer of Nicomide has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements and has been cited for GMP violations, however, we believe the GMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval.
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
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
     We are a small company with only 80 employees, including 2 part-time employees as of September 30, 2006. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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
     Well-known pharmaceutical, biotechnology and medical device companies are marketing well-established therapies for the treatment of many of the same conditions that we are seeking to treat, including AKs, acne, rosacea, photodamaged skin and Barrett’s esophagus. Doctors may prefer to use familiar methods, rather than trying our products. Reimbursement issues affect the economic competitiveness of our products as compared to other more traditional therapies.

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
     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby DUSA granted a non-exclusive license to PhotoCure under the patents DUSA licenses from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid (“ALA”). ALA is the active ingredient in DUSA’s Levulan® products. Furthermore, DUSA granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any DUSA patents that may issue or be licensed by DUSA in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan Kerastick product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.
Our Products May Lose Market Share If New Manufacturers Begin Producing Competing Products That Are Able To Penetrate Our Market.
We Have Learned That Compounding Pharmacies Are Producing A Form Of Aminolevulinic Acid HCl And Are Marketing It To The Medical Community.
     We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan® product. Since December 2004, we filed lawsuits against two compounding pharmarcies and physicians in several states, alleging violations of the Lanham Act for false advertising and trademark infringement and of United States patent law. All of these lawsuits have been settled favorably to us. More recently, we have sued a chemical supplier, Spectrum Pharmacy Products, in United States District Court for the District of Arizona alleging that it induces physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

     We also learned that River’s Edge was marketing an alternative niacinamide product and we filed a lawsuit against them alleging that the River’s Edge product infringes our patent. On May 12, 2006, the United States District Court in Trenton, New Jersey, issued a preliminary injunction against River’s Edge enjoining River’s Edge from selling its niacinamide formula drug as a generic substitute for Nicomide®.
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
     PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. We believe that PhotoCure’s marketing partner will begin to market its product in direct competition with Levulan® in the U.S. under the terms of our recently entered patent license agreement and we may lose market share.
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
     Our primary competition in the acne and rosacea markets include oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. We are also aware of new products that were launched recently which will compete with Nicomide® and the AVAR® line of products which could negatively impact our market share.

Risks Related To Our Stock
If Outstanding Options, Warrants And Rights Are Converted, The Value Of Those Shares Of Common Stock Outstanding Just Prior To The Conversion Will Be Diluted.
     As of September 30, 2006 there were outstanding options and warrants to purchase 3,110,313 shares of common stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.
Results Of Our Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.
     The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2005 to November 1, 2006, the price of our stock has ranged from a low of $3.52 to a high of $16.30. Factors that contributed to the volatility of our stock during this period included:
•	quarterly levels of product sales;

•	clinical trial results;

•	general market conditions;

•	patent litigation;

•	increased marketing activities; and

•	changes in third-party payor reimbursement for our therapy.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
10(a) Amendment No. 1 to Employment Agreement for Richard C. Christopher.
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

DUSA PHARMACEUTICALS, INC.
Date: November 6, 2006	By:	/s/ D. Geoffrey Shulman
D. Geoffrey Shulman
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 6, 2006	By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
10(a) Amendment No. 1 to Employment Agreement for Richard C. Christopher.

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