Form 10-Q
period 2007-03-31
DUSA PHARMACEUTICALS INC
filed 2007-05-09
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

   _________________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

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

As of May 7, 2007, the registrant had 19,480,067 shares of Common Stock, no par value per share, outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                MARCH 31,      DECEMBER 31,
                                                   2007            2006
                                              -------------   -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $   5,560,705   $   3,267,071
Marketable securities available-for-sale         10,929,203      14,943,196
Accrued interest receivable                          61,783         158,374
Accounts receivable, net                          2,578,337       2,060,565
Inventory                                         2,592,314       2,343,472
Prepaids and other current assets                 1,138,912       1,535,819
                                              -------------   -------------
TOTAL CURRENT ASSETS                             22,861,254      24,308,497
Restricted cash                                     164,796         162,805
Property, plant and equipment, net                2,571,980       2,567,286
Goodwill                                          6,272,505       5,772,505
Deferred charges and other assets                   947,378         944,720
                                              -------------   -------------
TOTAL ASSETS                                  $  32,817,913   $  33,755,813
                                              =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                              $     674,426   $     649,523
Accrued compensation                              1,391,315       1,674,470
Other accrued expenses                            4,709,632       3,841,891
Deferred revenue                                    409,831          57,270
                                              -------------   -------------
TOTAL CURRENT LIABILITIES                         7,185,204       6,223,154
Other liabilities                                 2,156,609       1,199,086
                                              -------------   -------------
TOTAL LIABILITIES                             $   9,341,813   $   7,422,240
                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS' EQUITY
Capital Stock
Authorized: 100,000,000 shares;
   40,000,000 shares designated as common
   stock, no par, and 60,000,000 shares
   issuable in series or classes; and
   40,000 junior Series A preferred
   shares. Issued and outstanding:
   19,480,067 shares of common stock, no
   par, at March 31, 2007 and December
   31, 2006                                     143,209,889     142,959,298
Additional paid-in capital                        4,562,810       4,320,625
Accumulated deficit                            (124,257,905)   (120,886,977)
Accumulated other comprehensive loss                (38,694)        (59,373)
                                              -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                       23,476,100      26,333,573
                                              -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  32,817,913   $  33,755,813
                                              =============   =============

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                  2007          2006
                                              -----------   -----------
Product Revenues                              $ 6,676,840   $ 4,750,520
Cost of Product Revenues                        2,156,152     1,790,759
                                              -----------   -----------
GROSS MARGIN                                    4,520,688     2,959,761
Operating Costs
Research and Development                        1,526,104     1,510,731
In-process Research and Development                    --     1,600,000
Marketing and Sales                             3,530,707     2,690,684
General and Administrative                      3,023,449     2,070,291
                                              -----------   -----------
TOTAL OPERATING COSTS                           8,080,260     7,871,706
                                              -----------   -----------
LOSS FROM OPERATIONS                           (3,559,572)   (4,911,945)
                                              -----------   -----------
Other Income                                      188,644       271,636
                                              -----------   -----------
NET LOSS                                      $(3,370,928)  $(4,640,309)
                                              ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $     (0.17)  $     (0.26)
                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED              19,480,067    17,629,292
                                              ===========   ===========

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                  2007          2006
                                              -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                      $(3,370,928)  $(4,640,309)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Amortization of premiums and accretion of
   discounts on marketable
securities available-for-sale                     (53,796)       27,214
Realized gain/(loss) on sales of marketable
   securities, available-for-sale                     711       (14,015)
Depreciation and amortization                     166,465       488,253
In-process research and development charge             --     1,600,000
Share-based compensation                          242,184       318,195
Changes in other assets and liabilities
   impacting cash flows used in operations
(net of impact of acquisition):
Accrued interest receivable                        96,591       119,798
Accounts receivable                              (517,772)      (41,555)
Inventory                                        (248,842)      109,294
Prepaid and other current assets                  396,907      (469,831)
Deferred charges and other assets                  (2,658)       11,934
Accounts payable                                   24,903      (316,150)
Accrued compensation and other accrued
   expenses                                       730,346      (816,343)
Deferred revenue                                1,300,499       (22,172)
Other liabilities                                   9,585           107
                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES          (1,225,805)   (3,645,580)
                                              -----------   -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash paid for acquisition, net of cash
   received                                      (484,337)   (7,767,006)
Purchases of marketable securities             (4,581,532)   (1,059,725)
Proceeds from maturing and sales of
   marketable securities                        8,669,288    12,619,393
Restricted cash                                    (1,991)       (1,442)
Purchases of property, plant  and equipment       (81,989)     (112,558)
                                              -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES       3,519,439     3,678,662
                                              -----------   -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercise of options                      --        38,956
                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              --        38,956
                                              -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       2,293,634        72,038
                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                       3,267,071     4,210,675
                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 5,560,705   $ 4,282,713
                                              ===========   ===========

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2007, and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2007 and 2006 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

     PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Kerastick(R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because the Company did not have sufficient history with its distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, the Company began recognizing revenue as product is sold to distributors because it believes it has sufficient history to reliably estimate returns from distributors as of January 1, 2006. This change in estimate was not material to the Company's revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     NON-PDT DRUG PRODUCTS. The Company recognizes revenue for sales of Non-PDT Drug Products when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers, with the exceptions described below. Revenue is recognized net of revenue reserves, which consist of allowances for discounts, returns, rebates, chargebacks and fees paid to wholesalers under distribution service agreements.

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

     The Company evaluates inventory levels at its wholesaler customers, which account for the vast majority of its sales in the Non-PDT Drug Products segment, through an analysis that considers, among other things, wholesaler purchases, wholesaler shipments to retailers, available end-user prescription data purchased from third parties and on-hand inventory data received directly from our three largest wholesaler customers. The Company believes that this evaluation of wholesaler inventory levels, allows it to make reasonable estimates for its applicable revenue related reserves. Additionally, the Company's products are sold to wholesalers with a product shelf life that allows sufficient time for its wholesaler customers to sell its products in their inventory through to retailers and, ultimately, to end-user consumers prior to product expiration.

     For new product launches where the Company does not have the ability to reliably estimate returns, it recognizes revenues based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and the Company has sufficient data to determine product acceptance in the marketplace which allows the Company to estimate product returns, the Company recognizes revenue upon shipment to wholesalers, net of discounts and allowances. As of March 31, 2007, the Company deferred $360,000 in revenue related to the March 2007 launch of ClindaReach(TM) that has not been sold through to the end user customers.

     RETURNS AND ALLOWANCES - The Company's provision for returns and allowances consists of its estimates of future sales returns, rebates and chargebacks.

     SALES RETURNS - The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is the Company's policy to accept returns of Non-PDT Drug products when product is within six months of expiration. The Company considers all of these factors and adjusts the accrual periodically to reflect actual experience.

     CHARGEBACKS AND REBATES - Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since the Company only offers "preferred pricing" to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. The Company's rebate programs can generally be categorized into the following two types: Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of its prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant to the Company.

     The Company offers many of its customers a 2% prompt pay discount. The Company evaluates the amount accrued for prompt pay discounts by analyzing the unpaid invoices in its accounts receivable aging subject to a prompt pay discount. Prompt pay discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated based on actual and expected activity at each reporting date. The Company records these discounts at the time of sale and they are accounted for as a reduction of revenues. A summary of activity in the Company's valuation accounts are as follows:

                                              FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007:
                                        ----------------------------------------------------------
                                          PROVISION                         ACTUAL
                            BALANCE      RELATED TO                       RETURNS OR      BALANCE
                               AT       SALES MADE IN   PROVISION FOR   CREDITS IN THE      AT
                           JANUARY 1,    THE CURRENT    SALES MADE IN       CURRENT      MARCH 31,
                              2007         PERIOD       PRIOR PERIODS       PERIOD         2007
                           ----------   -------------   -------------   --------------   ---------
Accrued Expenses:
Returns and allowances      $632,000       $258,000          $--           $237,000       $653,000
Accounts receivable:
Prompt payment discounts    $ 23,000       $ 63,000          $--           $ 47,000       $ 39,000

WARRANTIES

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. Our products are subject to rigorous regulation and quality standards. Warranty costs were $33,000 and $12,000 for the three-month periods ended March 31, 2007 and 2006, respectively, and are included in cost of product revenues.

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

SHARE-BASED COMPENSATION

The Company adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, the Company measures all employee share-based compensation awards using a fair value based method and records share-based compensation expense in its financial statements if the requisite service to earn the award is provided. In accordance with SFAS 123(R), the Company recognizes the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005 in the accompanying condensed consolidated statements of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007 the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company will not early adopt the provisions of SFAS No. 159 and is in the process of evaluating whether it will choose to measure any eligible financial assets and liabilities at fair value.

3) BUSINESS ACQUISITION

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. (Sirius) in exchange for 2,396,245 shares of unregistered DUSA common stock and $8 million in cash. Pursuant to the terms of the merger agreement, the actual number of shares that were issued in the transaction was derived by dividing $17 million by the average closing price of the Company's shares over the 20 trading day period prior to the close, or $7.094 per share. For accounting purposes, these shares are valued at $7.30 per share, the average market price of the Company's common stock over the five day period beginning two days prior and ending two days subsequent to the public announcement of the signing of the first amendment to the merger agreement. Sirius is a dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. The merger with Sirius has enabled DUSA to expand its product portfolio, capitalize on cross-selling and marketing opportunities, increase its sales force size; as well as, develop a pipeline of new products.

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

CUMULATIVE SALES MILESTONE:   PAYMENT EARNED:
       (in millions)           (in millions)
---------------------------   ---------------
          $25.0                    $1.5
           35.0                     1.0
           45.0                     1.0
                                   ----
           Total:                  $3.5
                                   ====

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. During the three-month period ended March 31, 2007, the Company paid $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2007. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $4.5 million. If attained, the new product or launch portion of the contingent consideration is payable in cash and the sales milestone portion is payable in either common stock or cash, at the Company's sole discretion. Any such payments will result in increases in goodwill at time of payment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                           (IN THOUSANDS)
                                           --------------
Total consideration:
Common stock issued                           $17,454
Cash paid to stockholders                       8,000
Balance on line-of-credit                         251
Transaction costs paid                          1,620
                                              -------
Total purchase consideration                   27,325
                                              =======
Allocation of the purchase consideration
Current assets (including cash of $485),
   exclusive of inventory                       2,198
Inventory                                       1,983
Fixed assets                                      109
Long-term assets                                   14
Identifiable intangible assets                 17,160
In-process research and development             1,600
Goodwill                                        5,773
                                              -------
Total assets acquired                          28,837
                                              -------
Fair value of liabilities assumed              (1,512)
                                              -------
Fair value of assets acquired and
   liabilities assumed                        $27,325
                                              =======

The identifiable intangible assets relate to core/developed technology comprised of the combined value of Sirius' product lines, which inherently includes the value of related patents, trademarks and trade names. The substantial majority of the projected revenues and cash flow related to the acquisition were attributable to Nicomide(R). The core/developed technologies all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea" and are considered a single asset group for purposes of measuring impairment. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The intangible assets were valued using the income approach, specifically the excess earnings method. The key assumptions used in valuing the intangible assets were discount rates of 17% for core/developed technology and 18% for in-process research and development and an assumed tax rate of 40%.

On March 7, 2007, a preliminary injunction, which had been in place since May 12, 2006, and which had previously enjoined a competitor from marketing a niacinamide substitute for Nicomide(R), was dissolved, and as a result of its expected adverse impact on the Company's projected revenues, results of operations and cash flows, the Company recorded an impairment charge of $15.7 million in 2006, representing the then remaining net asset value of the intangible assets. The in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to product development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The amount allocated to goodwill and other intangible assets are not deductible for tax purposes.

The results of operations of Sirius have been included in the financial statements of the Company since March 10, 2006, the date of acquisition. The following table reflects unaudited pro forma results of operations of the Company for the three months ended March 31, 2007 and 2006 assuming that the Sirius acquisition had occurred on January 1, 2006 (in thousands, expect per share data):

                              FOR THE
                         THREE MONTHS ENDED
                              MARCH 31
                     -------------------------
                         2007          2006
                     -----------   -----------
Revenues             $ 6,676,840   $ 7,668,180
Net loss              (3,370,928)   (3,195,324)
Net loss per share   $     (0.17)  $     (0.16)

The pro-forma net loss and net loss per share for the three months ended March 31, 2006 excludes the impact of increased cost of goods sold resulting from the purchase accounting fair value adjustment to inventory due to its non-recurring nature, and a $1.6 million charge related to purchased in-process research and development.

4) GOODWILL AND INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill and certain intangible assets are deemed to have indefinite lives and are not amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment annually, utilizing the "fair value" methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

At March 31, 2007, goodwill was $6.3 million and was all attributable to the Non-PDT Drug Products operating segment (see Note 12). Amortization expense related to intangible assets was $102,000 for the first quarter of 2006 and is included in cost of product revenues in the accompanying Condensed Consolidated Statements of Operations. Shortly after the closing of the merger, the Company became engaged in patent litigation with River's Edge Pharmaceuticals, LLC ("River's Edge"), a company that launched a niacinamide substitute for Nicomide. River's Edge also requested that the United States Patent and Trademark Office, or USPTO, reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). As a result, in 2006 the identifiable intangible assets resulting from the Sirius acquisition were determined to be impaired based on an analysis of the carrying value and projected future cash flows of the assets. The impairment analysis resulted in a write down of approximately $15.7 million in 2006, the then remaining net book value of the intangible assets.

5) MARKETABLE SECURITIES

The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available-for-sale. As of March 31, 2007, current yields range from 2.6% to 6.1% and maturity dates range from April 2007 to October 2015. The estimated fair value and cost of marketable securities at March 31, 2007 and December 31, 2006 are as follows:

                                                                    March 31, 2007
                                                 ---------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized    Unrealized   Unrealized       Fair
                                                     Cost         Gains        Losses       Value
                                                 -----------   ----------   ----------   -----------
United States government securities              $ 8,319,638     $6,105      $(44,507)   $ 8,281,236
Corporate securities                               2,648,259      3,446        (3,738)     2,647,967
                                                 -----------     ------      --------    -----------
Total marketable securities available-for-sale   $10,967,897     $9,551      $(48,245)   $10,929,203
                                                 ===========     ======      ========    ===========

                                                                  December 31, 2006
                                                 ---------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized    Unrealized   Unrealized       Fair
                                                     Cost         Gains       Losses        Value
                                                 -----------   ----------   ----------   -----------
United States government debt securities         $11,673,884      $112       $(51,687)   $11,622,309
Investment grade corporate debt securities         3,328,685       295         (8,093)     3.320,887
                                                 -----------      ----       --------    -----------
Total marketable securities available-for-sale   $15,002,569      $407       $(59,780)   $14,943,196
                                                 ===========      ====       ========    ===========

The change in net unrealized gains and losses on such securities for the three month periods ended March 31, 2007 and 2006 were ($20,679) and ($29,781), respectively, and have been recorded in accumulated other comprehensive income, which is reported as part of shareholder's equity in the Condensed Consolidated Balance Sheets. Realized gains/(losses) on sales of marketable securities were $711 and $14,015 for the three months ended March 31, 2007 and 2006, respectively.

Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be maturity, the Company does not consider investments with unrealized losses to be other-than-temporarily impaired at March 31, 2007.

6) CONCENTRATION OF CREDIT RISK

The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.

The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company's total revenues for the three-months ended March 31, 2007 and 2006, and accounts receivable as of March 31, 2007 and December 31, 2006 are as follows:

                                 % OF REVENUE
                              THREE-MONTHS ENDED    % OF ACCOUNTS RECEIVABLE
                            ---------------------   ------------------------
                            MARCH 31,   MARCH 31,   MARCH 31,   DECEMBER 31,
                               2007        2006        2007         2006
                            ---------   ---------   ---------   ------------
Customer A                      15%         12%         37%          17%
Customer B                       4%          8%          6%          14%
Customer C                       4%          3%          6%          10%
Customer D                      11%          4%         20%          16%
Other Customers                 66%         73%         31%          43%
                               ---         ---         ---          ---
Total                          100%        100%        100%         100%
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

7) INVENTORY

Inventory consisted of the following:

                             MARCH 31,   DECEMBER 31,
                               2007          2006
                            ----------   ------------
Finished goods              $1,539,653    $1,425,131
BLU-U(R) evaluation units      161,472       166,812
Work in process                452,185       257,358
Raw materials                  439,004       494,171
                            ----------    ----------
                            $2,592,314    $2,343,472
                            ==========    ==========

BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate their net realizable value.

Finished goods inventory is recorded net of a reserve of approximately $174,000 for excess Nicomide(R) inventory resulting from the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide substitute for Nicomide(R). The related expense is recorded in cost of product revenues.

8) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

                                     MARCH 31,   DECEMBER 31,
                                       2007          2006
                                    ----------   ------------
Research and development costs         491,796    $  458,792
Marketing and sales costs              701,617       314,770
Product related costs                1,567,499     1,739,424
Legal and other professional fees    1,470,986       634,655
Employee benefits                      301,088       294,673
Other expenses                         176,646       399,577
                                    ----------    ----------
                                    $4,709,632    $3,841,891
                                    ==========    ==========

9) INCOME TAXES

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the amount of tax benefits recognized must be the largest amount of tax benefit that has a greater than 50% likelihood of being sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits is $1,800,000, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company's valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company's net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

Tax years ended December 31, 2003, 2004, 2005 and 2006 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that approximately $5,400,000 of state NOL's are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $280,000.

10) SHARE-BASED COMPENSATION

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three-month periods ended March 31, 2007 and 2006 included the following line items:

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                         MARCH 31, 2007       MARCH 31, 2006
                                       ------------------   ------------------
Cost of product revenues                    $ 26,015             $ 19,063
Research and development                      93,518               81,004
Selling and Marketing                        (56,839)              68,841
General & Administrative                     179,490              149,287
                                            --------             --------
Share-based compensation expense            $242,184             $318,195
                                            ========             ========

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $2.03 and $4.71 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):


                                        THREE MONTHS     THREE MONTHS
                                            ENDED           ENDED
                                       MARCH 31, 2007   MARCH 31,2006
                                       --------------   -------------
Volatility                                    62.2%            63.7%
Risk-free interest rate                       4.47%            4.69%
Expected dividend yield                          0%               0%
Expected life-directors and officers     5.9 years        8.5 years
Expected life-non-officer employees      5.5 years        6.3 years

Under the Company's 2006 Equity Compensation Plan (the "2006 Plan"), the Company may grant share-based awards in amounts not to exceed the lesser of: (i) 20% of the total number of shares of the Company's common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 3,888,488 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 300,000.

The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 2006 Plan provides for the grant of incentive stock options ("ISO"), nonqualified stock options ("NSO"), stock awards, and stock appreciation rights to (i) employees, consultants, and advisors; (ii) the employees, consultants, and advisors of the Company's parents, subsidiaries, and affiliates; and (iii) the Company's non-employee directors.

Non-Qualified Stock Options - All the non-qualified stock options, or NSOs, granted under the 2006 Plan have an expiration period not exceeding seven years and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate. In addition, the Company initially grants each individual who agrees to become a director 15,000 NSOs to purchase common stock of the Company. Thereafter, each director reelected at an Annual Meeting of Shareholders will automatically receive an additional 10,000 NSOs on June 30 of each year. Grants to directors immediately vest on the date of the grant.

Incentive Stock Options - All the incentive stock options, or ISOs, granted under the 2006 Plan have an expiration period not exceeding seven years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate.

On October 18, 2006 the Company's Board of Directors extended the term of Two Hundred Fifty Thousand (250,000) Class B warrants, originally issued to the Company's Chairman of the Board of Directors and Chief Executive Officer at the time the Company's initial public offering, for an additional four years to January 29, 2011. An additional Fifty Thousand (50,000) of the Three Hundred Thousand (300,000) Class B warrants lapsed on January 29, 2007. The warrants have an exercise price of CDN $6.79 per share. No other terms of the warrants were amended. There are no other holders of the Class B warrants. A summary of stock option activity for the three month period ended March 31, 2007 is as follows:

                                        Three Month Period    Weighted Average
                                       Ended March 31, 2007    Exercise Price
                                       --------------------   ----------------
Outstanding, beginning of period              2,730,875            $11.57
   Options granted                              354,000              3.37
   Options-forfeited                             (3,500)            12.05
   Options expired                              (47,500)             6.45
   Options exercised                                 --                --
                                             ----------
Outstanding, end of period                    3,033,875             10.70
                                             ==========
Exercisable, end of period                    2,116,943            $12.45
                                             ==========

The weighted average remaining contractual term was approximately 5.54 years for stock options outstanding and approximately 4.57 years for stock options exercisable as of March 31, 2007.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $463,000 and $361,000 for stock options outstanding and exercisable, respectively, as of March 31, 2007. The total intrinsic value for stock options exercised in 2007 was $0 as no stock options were exercised during the first quarter of 2007.

11) BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the three months ended March 31, 2007, and 2006, stock options, warrants and rights totaling approximately 3,284,000 and 3,080,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into a liability escrow account, are included in the weighted-average number of shares outstanding from the date of issuance, March 10, 2006.

12) SEGMENT REPORTING

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

                                             THREE-MONTH PERIOD ENDED
                                             ------------------------
                                               MARCH 31,    MARCH 31,
                                                 2007        2006
                                              ----------   ----------
REVENUES
PDT Drug & Device Product Revenues            $4,556,445   $3,852,398
Non-PDT Drug Product Revenues                  2,120,395      898,122
                                              ----------   ----------
Total Revenues                                 6,676,840    4,750,520
                                              ==========   ==========
COSTS OF REVENUES
PDT Drug & Device Cost of Product Revenues     1,309,546    1,508,263
Non-PDT Drug Cost of Product Revenues            846,606      282,496
                                              ----------   ----------
Total Costs of Product Revenues                2,156,152    1,790,759
                                              ==========   ==========
GROSS MARGINS
PDT Drug and Device Product Gross Margin       3,246,899    2,344,135
Non-PDT Drug Product Gross Margin              1,273,789      615,626
                                              ----------   ----------
Total Gross Margins                           $4,520,688   $2,959,761
                                              ==========   ==========

During the three-month periods ended March 31, 2007 and 2006, the Company derived revenues from the following geographies (as a percentage of product revenues):

                2007   2006
                ----   ----
United States    96%    92%
Canada            4%     8%
                ---    ---
Total           100%   100%
                ===    ===

Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.

13) COMPREHENSIVE LOSS

For the three-month periods ended March 31, 2007 and 2006, comprehensive loss consisted of the following:

                                                MARCH 31,     MARCH 31,
                                                  2007          2006
                                               -----------   -----------
NET LOSS                                       $(3,370,928)  $(4,640,309)
Change in net unrealized gains and losses on
marketable securities available for sale            20,679       (29,781)
                                               -----------   -----------
COMPREHENSIVE LOSS                             $(3,350,249)  $(4,670,090)
                                               ===========   ===========

Accumulated other comprehensive income consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

14) RETIREMENT PLAN

In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the "Plan"), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of DUSA (the "Participants"). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant's deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. DUSA's obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. As of March 31, 2007, amounts deferred under the Plan were not material.

15) COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

RIVER'S EDGE

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division but has been dismissed. Nicomide(R) is one of the key products DUSA acquired from Sirius in its merger. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide(R) patent. On April 20, 2006, we filed a patent infringement suit in the United States

District Court in Trenton, New Jersey alleging that the River's Edge niacinamide product infringes U.S. patent 6,979,468. We have posted $750,000 with the Court that is being held in an interest bearing account. The parties are in the discovery stage of the New Jersey litigation. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the Court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. We believe that River's Edge has reentered the market with its niacinamide product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process and could have a material impact on the Company's revenues, results of operations and liquidity.

The Company has not accrued any amounts for potential contingencies as of March 31, 2007, as the amounts are neither probable nor estimable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DUSA is a vertically integrated dermatology company that is developing and marketing Levulan(R) PDT and other products for common skin conditions. Our currently marketed products include among others Levulan(R) Kerastick(R) 20% Topical Solution with PDT, the BLU-U(R) brand light source, and the products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc, including, Nicomide(R), Nicomide-T(R) and the AVAR(R) line of products.

     Historically, we devoted most of our resources to fund efforts in order to advance the Levulan(R) PDT/PD technology platform. Our drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, is being used with light, investigationally, in a broad range of medical conditions. When Levulan(R) is used and followed with exposure to light to treat a medical condition, it is known as Levulan(R) PDT. When Levulan(R) is used and followed with exposure to light to detect medical conditions, it is known as Levulan(R) photodetection, or Levulan(R) PD. Our Kerastick(R) is the proprietary applicator that delivers Levulan(R).

     The Levulan(R) Kerastick(R) 20% Topical Solution with PDT and the BLU-U(R) brand light source were launched in the United States, or U.S., in September 2000 for the treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp under a former dermatology collaboration. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the United States Food and Drug Administration, or FDA, to market the BLU-U(R) without Levulan(R) PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

     Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide(R), an oral prescription vitamin supplement and Nicomide-T(R), a topical cosmetic product, two of the important Sirius products, target the acne and acne rosacea markets. The AVAR line of products includes a number of leave-on and cleanser formulations of sodium sulfacetamide and sulphur, a drug combination long known to have anti-acne, anti-inflammatory properties. This acquisition has allowed us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increase our sales force size, as well as provide a pipeline of potential new products, including ClindaReach(TM) which was launched in March 2007.

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

     We are responsible for manufacturing of our Levulan(R) Kerastick(R) and for the regulatory, sales, marketing, and customer service of our Levulan(R) Kerastick(R), and other related product activities for all of our products. Our objectives include increasing the sales of our products in the United States and Canada, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe, launching Levulan(R) with our distributors in Latin America and Asia, continuing our Levulan(R) PDT clinical development programs for our moderate to severe acne indication and development of our pipeline product programs. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. We expect launch of the product in Brazil following receipt of acceptable pricing approval by government regulators. The Argentinian, Brazilian, and Mexican regulatory authorities have approved the product for sale and we expect that the launch in these countries will also occur, pending resolution of the final pricing by CMED in Brazil. Similarly, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Company, or collectively, Daewoong, granting Daewoong exclusive rights to distribute the Levulan(R) Kerastick(R) in certain Asian countries. Regulatory submissions for Korea have been filed.

     We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA(R), DUSA Pharmaceuticals, Inc.(R), Levulan(R), Kerastick(R), BLU-U(R) Nicomide(R), Nicomide-T(R), Meted(R), AVAR(R), Psoriacap(R) and Psoriatec(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending. As of March 31, 2007, we had an accumulated deficit of approximately $124,258,000. We expect to continue to incur operating losses through 2007 until sales of our products increase. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our therapy by the medical and consumer constituencies, and our ability to develop and/or acquire new profitable products.

     We operate in a highly regulated and competitive environment. Our competitors include larger fully integrated pharmaceutical companies and biotechnology companies. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and sales and marketing capabilities than we do. On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby in settlement of patent disputes we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid, or ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any patents that may issue to DUSA or that we may license in the future. PhotoCure received FDA approval to market Metvixia(R) for treatment of actinic keratosis in July 2004 and it would be directly competitive with our Levulan(R) Kerastick(R) product should PhotoCure with its marketing partner, Galderma S.A., decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our Levulan(R) market.

     We are dependent upon sole-source suppliers for a number of our products including Nicomide(R) and Levulan(R). There can be no assurance that these suppliers will be able to meet our future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on our operating results in any given period.

     Marketing and sales activities since the launch of our sales force in 2005 have resulted in significant additional revenues as well as expenses. Kerastick(R) unit sales to end-users were 38,370 and 32,934 for the three months ended March 31, 2007 and 2006, respectively, including 2,664 and 4,854, respectively, sold in Canada.

     The net number of BLU-U(R) units placed in physicians' offices during the three months ended March 31, 2007 and 2006 was 79 and 104, respectively, including 11 and 6 placed in Canada. As of March 31, 2007 and December 31, 2006 there were 1,716 and 1,637 units in physicians' offices, respectively, including 246 and 235 in

Canada. During 2005 we began a BLU-U(R) marketing effort to allow prospective customers to evaluate a BLU-U(R) for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate its net realizable value.

     Net revenues generated by the products acquired as part of our merger with Sirius totaled $2,120,000 and $898,000 for the three-month period ended March 31, 2007 and the period March 10, 2006 through March 31, 2006, respectively. The substantial majority of these revenues were from sales of Nicomide(R). With the dissolution of the preliminary injunction on March 7, 2007 which had previously enjoined River's Edge from selling its niacinamide substitute for Nicomide(R), we believe that our Non-PDT Drug Products revenues will be materially adversely impacted for the remainder of 2007. We are continuing our efforts, however, to penetrate the market and to mitigate the negative impact by expanding our sales coverage in key geographic locations.

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements, has received a warning letter to cease manufacturing a different marketed unapproved drug, and has been cited for violations of current Good Manufacturing Practices, or cGMP. We believe that the cGMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to make certain labeling changes and market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA could have a material impact on our Non-PDT Drug Product revenues, particularly if the action were taken with respect to Nicomide(R). Label changes eliminating claims of certain medicinal benefits could make it more difficult to market these products and could therefore, negatively affect our revenues and profits.

     We are encouraged with the year-over-year increase in PDT sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan(R) PDT should become a routine part of standard dermatological practice. See section entitled "Management's Discussion and Analysis -- Results of Operations, Marketing and Sales Costs". We are continuing to explore opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and expect that our distribution partners, Stiefel for Latin America and Daewoong for Asia will advance our international strategy. We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near term.

     We believe that issues related to reimbursement negatively impacted the economic competitiveness of our therapy with other AK therapies and hindered its adoption in the past. We have continued to support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology Association, or AADA, on matters related to PDT-related procedures fee and the separate drug reimbursement. In addition, in many cases, physicians can also bill for any applicable office visit reimbursements. Effective January 1, 2006, the CMS average national reimbursement for the use of Levulan(R) PDT for AK's Ambulatory Patient Classifications, or APC value was increased. The APC code is the Medicare method for payment in hospital outpatient departments. The CMS Current Procedural Terminology, or CPT code is also reported by physicians in private clinics/offices which use

Levulan(R) PDT for treating AKs. The CPT code was not increased for 2006; however, it was increased effective January 1, 2007. We continue to support ongoing efforts that might lead to further increases in reimbursement in the future, and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face.

     Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus potential future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

     We have been encouraged by the positive response from many physicians and patients who have used our Levulan(R) PDT therapy, but we recognize that we have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. Since we cannot predict when product sales may offset the costs associated with these efforts, we expect that we will continue to generate operating losses through 2007. We are aware that physicians have been using Levulan(R) with the BLU-U(R) using short incubation, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called 'off-label' uses, we believe that these activities are positively affecting the sales of our products.

     We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. We believe that these activities are negatively impacting our Levulan(R) sales growth. Therefore during the last two years we have filed lawsuits against compounding pharmacies, chemical companies, a distributor and sales representative, as well as against a number of physicians. Many of these lawsuits have already settled favorably to us. See section entitled "Part II. Other Information-Legal Proceedings".

     Shortly after the closing of the merger with Sirius, we became engaged in patent litigation with River's Edge Pharmaceuticals LLC, or River's Edge, a company that launched a niacinamide product. River's Edge has also requested that the United States Patent and Trademark Office reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May, 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process by the USPTO presented sufficient changed circumstances to warrant the dissolution of the injunction. We believe that River's Edge has reentered the market with its product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process and have a material negative impact on our revenues, results of operations and liquidity. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently, and our ability to become profitable will be more difficult.

     As of March 31, 2007, we had a staff of 89 employees, including 4 part-time employees, as compared to 85 full-time employees, including 2 part-time employees at the end of 2006, who worked across all operating functions at DUSA. We may add and/or replace employees during 2007 as business circumstances change.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. We consider the following policies and estimates to be critical to our financial statements.

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES

We recognize revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. This accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

     PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Kerastick (R) and BLU-U (R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors as of January 1, 2006. This change in estimate was not material to our revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     NON-PDT DRUG PRODUCTS. We recognize revenue for sales of Non-PDT Drug Products when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers, with the exceptions described below. Revenue is recognized net of revenue reserves which consist of allowances for discounts, returns, rebates chargebacks and fees paid to wholesalers under distribution service agreements.

     In the case of sales made to wholesalers as a result of incentives and that are in excess of a wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesaler's customers on a FIFO basis.

     We evaluate inventory levels at our wholesaler customers, which account for the vast majority of our sales in the Non-PDT Drug Products segment, through an analysis that considers, among other things, wholesaler purchases, wholesaler shipments to retailers, available end-user prescription data obtained from third parties and on-hand inventory data received directly from our three largest wholesaler customers. We believe that our evaluation of wholesaler inventory levels allows us to make reasonable estimates for our applicable revenue related reserves. Additionally, our products are sold to wholesalers with a product shelf life that allows sufficient time for our wholesaler customers to sell its products in their inventory through to the retailers and, ultimately, to the end-user consumer prior to product expiration.

     For new product launches where we do not have the ability to reliably estimate returns, we recognize revenues based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and we have sufficient data to determine product acceptance in the marketplace which allows us to estimate product returns, we recognize revenue upon shipment to wholesalers, net of discounts and allowances. As of March 31, 2007, we deferred $360,000 in revenue related to the March 2007 launch of ClindaReach(TM) that has not been sold through to end user customers.

     RETURNS AND ALLOWANCES - Our provision for returns and allowances consists of our estimates of future sales returns, rebates and chargebacks.

     SALES RETURNS - We account for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. It is our policy to accept returns of Non-PDT Drug products when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect our actual experience.

     CHARGEBACKS AND REBATES - Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since we only offer "preferred pricing" to end-user customers under federally mandated programs, chargebacks have not been significant to us. Our rebate programs can generally be categorized into the following two types: Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written. Since only a small percentage of our prescriptions are reimbursed under Medicaid and the quantity of consumer coupon redemptions have not been substantial, rebates have not been significant.

     We offer many of our customers a 2% prompt pay discount. We evaluate the amount accrued for prompt pay discounts by analyzing the unpaid invoices in our accounts receivable aging subject to a prompt pay discount. Prompt pay discounts are known within 15 to 30 days of sale, and therefore we can reliably estimate them based on actual and expected activity at each reporting date. We record these discounts at the time of sale and they are accounted for as a reduction of revenues.

     A summary of the activity in our valuation accounts is as follows:

                                           FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007:
                           ---------------------------------------------------------------------------------
                                         PROVISION
                                        RELATED TO
                                        SALES MADE
                             BALANCE      IN THE     PROVISION FOR      ACTUAL RETURNS OR
                           AT JANUARY    CURRENT     SALES MADE IN   CREDITS IN THE CURRENT     BALANCE AT
                             1, 2007      PERIOD     PRIOR PERIODS           PERIOD           MARCH 31, 2007
                           ----------   ----------   -------------   ----------------------   --------------
Accrued Expenses:           $632,000     $258,000          --               $237,000             $653,000
Returns and allowances
Accounts receivable:
Prompt payment discounts    $ 23,000     $ 63,000          --               $ 47,000             $ 39,000

WARRANTIES

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. Our products are subject to rigorous regulation and quality standards. Warranty costs are included in cost of product revenues within the consolidated statements of operations.

INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories are continually reviewed for slow moving, obsolete and excess items. Inventory items identified as slow-moving are evaluated to determine if an adjustment is required. Additionally, our industry is characterized by regular technological developments that could result in obsolete inventory. Although we make every effort to assure the reasonableness of our estimates, any significant unanticipated changes in demand, technological development, or significant changes to our business model could have a significant impact on the value of our inventory and our results of operations. We use sales projections to estimate the appropriate level of inventory reserves, if any, that are necessary at each balance sheet date. As a result of the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide substitute for Nicomide(R), we recorded an adjustment to increase our reserve for excess and obsolete inventory of Nicomide(R). The related expense is recorded in cost of product revenues.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business;
(iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At March 31, 2007 and December 31, 2006, respectively, total property, plant and equipment had a net carrying value of $2,572,000 and $2,567,000, including $1,599,000 and $1,639,000 at March 31, 2007 and December 31, 2006 associated with our manufacturing facility. As of March 31, 2007 and December 31, 2006, respectively, we had intangible assets totaling $90,000 and $102,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to a light source supplier related to an amendment to our agreement and to a licensor related to the reacquisition of our product rights in Canada. In 2006, we reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment as a result of a decision by the U.S. federal district court in the River's Edge litigation to dissolve a preliminary injunction, which had previously enjoined River's Edge from manufacturing and selling its niacinamide substitute for Nicomide(R). As a result of this review, we recorded a write down of $15.7 million representing the then remaining net asset value of the intangible assets.

Goodwill is deemed to have an indefinite life and is not amortized, but is reviewed at least annually for impairment utilizing the fair value methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

SHARE-BASED COMPENSATION

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDING MARCH 31, 2007 VERSUS MARCH 31,
2006

REVENUES -- Total revenues for the three month period ended March 31, 2007 were $6,677,000 as compared to $4,751,000 in 2006, and were comprised of the following:

                                               THREE MONTHS ENDED MARCH 31,
                                                      (UNAUDITED)
                                           ------------------------------------
                                                                      INCREASE/
                                              2007         2006      (DECREASE)
                                           ----------   ----------   ----------
PDT DRUG & DEVICE PRODUCT REVENUES
KERASTICK(R) PRODUCT REVENUES
United States                              $3,724,000   $2,810,000   $  914,000
Canada                                        201,000      343,000     (142,000)
                                           ----------   ----------   ----------
Subtotal Kerastick(R) product revenues      3,925,000    3,153,000      772,000

BLU-U(R) PRODUCT REVENUES
United States                                 567,000      669,000     (102,000)
Canada                                         65,000       31,000       34,000
                                           ----------   ----------   ----------
Subtotal BLU-U(R) product revenues            632,000      700,000      (68,000)
                                           ----------   ----------   ----------
TOTAL PDT DRUG & DEVICE PRODUCT REVENUES   $4,557,000   $3,853,000   $  704,000
                                           ----------   ----------   ----------
TOTAL NON-PDT DRUG PRODUCT REVENUES        $2,120,000   $  898,000   $1,222,000
                                           ----------   ----------   ----------
TOTAL PRODUCT REVENUES                     $6,677,000   $4,751,000   $1,926,000
                                           ==========   ==========   ==========

     For the three month period ended March 31, 2007 total PDT Drug and Device Product Revenues were $4,557,000. This represents an increase of $704,000 or 18% over the comparable 2006 total of $3,853,000. The incremental revenue was driven primarily by increased Kerastick(R) revenues.

     For the three-month period ended March 31, 2007, Kerastick(R) revenues were $3,925,000, representing an increase of $772,000 or 24% over the comparable 2006 total of $3,153,000. Kerastick(R) unit sales to end-users for the period were 38,370, including 35,706 sold in the United States and 2,664 sold to Coherent-AMT, our Canadian marketing and distribution partner. This represents an increase from 32,934 Kerastick(R) units sold in the three months ended March 31, 2006, including 4,854 sold in Canada. Our average net selling price for the Kerastick(R) increased to $102.19 in the first quarter of 2007 from $95.73 in the first quarter of 2006. Our average net selling price for the Kerastick(R) includes sales made directly to our end-user customers, as well as sales made to our distributor in Canada. The increase in 2007 Kerastick(R) revenue was driven mainly by increased sales volumes and an increase in our average unit selling price.

     For the three-month period ended March 31, 2007, BLU-U(R) revenues were $632,000 representing a $68,000 or 10% decrease over the comparable 2006 total of $700,000. The decrease in 2007 BLU-U(R) revenue was the result of lower overall sales volumes which were partially offset by an increase in our average selling price. We sold 75 units for the three months ended March 31, 2007 versus 92 units sold in the comparable 2006 period. The 2007 total consists of 64 units sold in the United States and 11 sold in Canada to Coherent-AMT. The 2006 total consists of 86 units sold in the United States and 6 sold in Canada. Our average net selling price for the BLU-U(R) increased to $7,890 for the three months ended March 31, 2007 from $7,496 in the comparable 2006 period. The decrease in BLU-U(R) units sold in the three-month period ended March 31, 2007 compared to the same period in 2006 is due primarily to lower Canadian sales volumes. During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At March 31, 2007, there were approximately 42 units in the field pursuant to this evaluation program. BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate their net realizable value.

     Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 acquisition of Sirius. Total revenues for the three-month period ended March 31, 2007 and the period March 10, 2006 through March 31, 2006 were $2,120,000 and $898,000, respectively. The substantial majority of the Non-PDT product revenues were from sales of Nicomide(R). The products acquired from Sirius all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea."

     The increase in our total revenues results from the Sirius acquisition, as well as from the efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices and reduced our overall sales volume discount programs, both of which had a positive impact on our average selling prices during 2007. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that PDT Drug Product sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as through the addition of new customers. However, with the dissolution of the preliminary injunction on March 7, 2007 which had previously enjoined River's Edge from selling its niacinamide product, we believe that our Non-PDT Drug Products revenues will be materially adversely impacted for 2007, which will make it more difficult to achieve profitability.

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements, has received a warning letter to cease manufacturing a different marketed unapproved drug, and has been cited for violations of cGMP. We believe that the cGMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to make certain labeling changes and market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA could have a material impact on our Non-PDT Drug Product revenues, particularly if the action were taken with respect to Nicomide(R). Label changes eliminating claims of certain medicinal benefits could make it more difficult to market these products and could therefore, negatively affect our revenues and profits. Also see section entitled "Risk Factors - Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products."

     COST OF PRODUCT REVENUES -- Cost of product revenues for the three-month period ended March 31, 2007 were $2,156,000 as compared to $1,791,000 in 2006. A summary of the components of cost of product revenues and royalties is provided below:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                              (UNAUDITED)
                                                                  ------------------------------------
                                                                                             INCREASE/
                                                                     2007         2006      (DECREASE)
                                                                  ----------   ----------   ----------
KERASTICK(R) COST OF PRODUCT REVENUES
Direct Kerastick(R) Product Costs                                 $  556,000   $  455,000   $ 101,000
Other Kerastick(R) Product costs including internal costs
   assigned to support products                                       58,000      312,000    (254,000)
Royalties and supply fees (1)                                        180,000      160,000      20,000
                                                                  ----------   ----------   ---------
Total Kerastick(R) Cost of Product Revenues                       $  794,000   $  927,000   $(133,000)
                                                                  ----------   ----------   ---------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs                                     $  262,000   $  313,000   $ (51,000)
Other BLU-U(R) Product costs including internal costs
   assigned to support products; as well as costs incurred to
   ship, install and service the BLU-U(R) in physicians offices      253,000      268,000     (15,000)
                                                                  ----------   ----------   ---------
Total BLU-U(R) Cost of  Product Revenues                          $  515,000   $  581,000   $ (66,000)
                                                                  ----------   ----------   ---------
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES
                                                                  $1,309,000   $1,508,000   $(199,000)
                                                                  ----------   ----------   ---------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES(2)                       847,000      283,000     564,000
                                                                  ----------   ----------   ---------
TOTAL COST OF PRODUCT REVENUES                                    $2,156,000   $1,791,000   $ 365,000
                                                                  ==========   ==========   =========

1) Royalties and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan(R) Kerastick(R) in Canada.

2) Non-PDT Drug Cost of Product Revenues reflect the costs associated with the products acquired as part of our March 10, 2006 merger with Sirius.

MARGINS -- Total product margins for the three-month period ended March 31, 2007 was $4,521,000 as compared to $2,960,000 for the comparable 2006 period, as shown below:

                                                 THREE MONTHS ENDED MARCH 31,
                                                         (UNAUDITED)
                                       ------------------------------------------------
                                                                              INCREASE/
                                          2007               2006            (DECREASE)
                                       ----------         ----------         ----------
Kerastick(R) Gross Margin              $3,131,000    80%  $2,226,000    71%   $  905,000
BLU-U(R) Gross Margin                     117,000    18%     119,000    17%       (2,000)
                                       ----------         ----------          ----------
Total PDT Drug & Device Gross Margin   $3,248,000    71%  $2,345,000    61%   $  903,000
                                       ----------         ----------          ----------
Total Non-PDT Drug Gross Margin        $1,273,000    60%  $  615,000    69%   $  658,000
                                       ----------         ----------          ----------
TOTAL GROSS MARGIN                     $4,521,000    68%  $2,960,000    62%   $1,561,000
                                       ==========   ===   ==========   ===    ==========

     For the three-month period ended March 31, 2007 total PDT Drug and Device Product Margins were 71% versus 61% for the comparable 2006 period. The incremental margin was driven by positive margin gains on both the Kerastick(R) and BLU-U(R).

     Kerastick(R) gross margins for the three-month period ended March 31, 2007 were 80% versus 71% for the comparable 2006 period. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price as well as a reduction in our overall sales volume discount programs. Our long-term goal is to achieve higher gross margins on Kerastick(R) sales which will be significantly dependent on increased volume.

     BLU-U(R) margins for the three month period ended March 31, 2007 were 18% versus 17% for the comparable 2006 period. The increase in gross margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick(R) sales volumes.

     Non-PDT Drug Product margins reflect the gross margin generated by the products acquired as part of our acquisition of Sirius. Gross margins for the three month period ended March 31, 2007 were 60% compared with 69% for the period March 10, 2006 (date of acquisition) through March 31, 2006. In 2006, Non-PDT Drug Product Margins were negatively impacted by fair value accounting for the inventory acquired as part of the merger. In 2006, we reviewed the valuation of our intangible assets and goodwill associated with our Non-PDT products for impairment and recorded a write down of $15.7 million, representing the then remaining net asset value of the intangible assets. During the three-month period ended March 31, 2007, Non-PDT Drug Product margins were negatively impacted by the recording of a reserve for excess Nicomide(R) inventory resulting from the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide substitute for Nicomide(R); as well as, an increase in both the number and dollar amount of rebate redemptions on sales of Nicomide(R). We expect Non-PDT Drug Product gross margins to be in the 70-80% range during the remainder of 2007.

     RESEARCH AND DEVELOPMENT COSTS -- Research and development costs for the three month period ended March 31, 2007 were $1,526,000, as compared to $3,111,000, including $1,600,000 related to in-process research and development acquired as part of the acquisition of Sirius, in the comparable 2006 period. Increased spending on our Phase IIb clinical trial on acne, was offset by reduced spending in the areas of photodamaged skin and Barrett's Esophagus.

     Research and development expenses are expected to increase now that our Phase IIb clinical trial for acne has commenced, and to an even greater extent at such time as we may commence Phase III trials. We had entered into a clinical trial agreement in September 2004 with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, to study the use of ALA to treat high grade dysplasia within Barrett's Esophagus. However, the NCI DCP notified us that it will not be pursuing this study. Therefore, we will not be incurring expenses for the laser devices, fiber optics and units of our proprietary sheath device that we were obligated to provide under the agreement. In March 2007, Levulan(R) for treatment of high grade dysplasia in patients with Barrett's Esophagus was granted orphan drug status. In November 2004, we also signed a clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare the overall clinical development plan for Levulan(R) PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been finalized. The NCI DCP used its resources to file its own Investigational New Drug application with the FDA, and approval to initiate the study was received. Our costs related to this study will be limited to providing Levulan(R) and the necessary training for the investigators involved. All other costs of this study will be the responsibility of the NCI DCP. We have options on any new intellectual property.

     We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which will also cause research and development expenses to increase.

     We have entered into a series of agreements for our research projects and clinical studies. As of March 31, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $1,275,000 for the remainder of 2007.

     MARKETING AND SALES COSTS -- Marketing and sales costs for the three-month period ended March 31, 2007 were $3,531,000 as compared to $2,691,000 for the comparable 2006 period. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,242,000 for the three month period ended March 31, 2007, compared to $1,594,000 in 2006. The increase in this category is due to a higher average headcount in 2007 in comparison to 2006, primarily as the result of the Sirius acquisition. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $1,289,000 for the three month period ended March 31, 2007, compared to $1,097,000, including $102,000 related to amortization of intangible assets resulting from the acquisition of Sirius, in 2006. We expect marketing and sales costs to increase in 2007, compared with 2006, reflecting a full year of the expanded sales force, as well as expenses associated with the launch of our new product, but to decrease as a percentage of revenues.

     GENERAL AND ADMINISTRATIVE COSTS -- General and administrative costs for the three-month period ended March 31, 2007 increased to $3,023,000 as compared to $2,070,000 for 2006. This increase is mainly attributable to increased legal and other professional services costs incurred during the first quarter of 2007 primarily involving the River's Edge case. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property.

     OTHER INCOME, NET -- Other income for the three-month period ended March 31, 2007 decreased to $189,000 as compared to $272,000 during the same period in 2006. This decrease is primarily attributable to a decrease in our average investable cash balances during 2007 as we used cash to purchase Sirius, as well as to support our operating activities.

     NET LOSSES - We incurred a net loss of $3,371,000, or $0.17 per share, for the three-month period ended March 31, 2007, as compared to a net loss of $4,640,000 or $0.26 per share for the comparable period in 2006. Net losses are expected to continue until end-user sales offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that we have sufficient cash to continue to fund our sales and marketing expenses at current levels, planned research and development activities for our Levulan(R) PDT/PD platform, and to fund operations and capital expenditures for the next twelve months. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. At March 31, 2007, we had approximately $16,490,000 of total liquid assets, comprised of $5,561,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,929,000. As of March 31, 2007, these securities had yields ranging from 2.6% to 6.1% and maturity dates ranging from April 2007 to October 2015. Our net cash used in operations for the three-month period ended March 31, 2007 was $1,226,000, versus $3,646,000 used in the comparable 2006 period. The year over year decrease is directly attributable to the growth in our PDT segment products, as well as the addition of the Non-PDT Drug Products acquired in the Sirius merger, and the receipt of a milestone payment in the amount of $1.0 million from Daewoong, our distribution partner for certain Asian countries. During the three-month period ended March 31, 2007, we made a milestone payment of $500,000 to the former shareholders of Sirius related to the launch of ClindaReach(TM). We expect that a second payment of $500,000 could become due in 2008.

     With the dissolution of the preliminary injunction in the River's Edge case, we expect that Nicomide(R) sales will decrease significantly during the litigation process. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, revenues from sales of Nicomide(R) will decrease permanently. We expect to eliminate some expenses planned for 2007 and reallocate others to provide more support to Levulan(R) and our new product, ClindaReach(TM). If our cash flows from operations do not improve over time, we may need to consider either reducing our operating expenses or raising additional capital to fund our operations.

     As of March 31, 2007, working capital (total current assets minus total current liabilities) was $15,676,000, as compared to $18,085,000 as of December 31, 2006. Total current assets decreased by $1.5 million during the three-month period ended March 31, 2007, due primarily to a decrease in our marketable securities, and total current liabilities increased by $1.0 million during the same period due primarily to an increase in accrued expenses resulting from increased professional services during the quarter.

     In consummating the merger with Sirius in 2006, we acquired all of the outstanding common stock of Sirius in exchange for 2,396,245 shares of our common stock and cash. At closing, we paid $8.0 million less certain expenses, in cash, and 1,973,353 shares of our common stock, no par value per share to the shareholders of Sirius and issued an additional 422,892 shares to an escrow agent to be held for up to two years subject to certain indemnification provisions of the merger agreement. We agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments are as follows:

Cumulative Sales Milestone:   Additional Consideration:
---------------------------   -------------------------
    $25.0 million                   $1.5 million
     35.0 million                   $1.0 million
     45.0 million                   $1.0 million
    --------------------------------------------
 Total                              $3.5 million
                                    ============

     During the three-month period ended March 31, 2007, the Company paid $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2007. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $4.5 million. If attained, the product launch portion of the contingent consideration is payable in cash and the cumulative sales milestone portion is payable in either common stock or cash, at our sole discretion. We expect that any such payments will result in increases in goodwill at time of payment.

     We are actively seeking to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2007, we are focusing primarily on increasing the sales of the Levulan(R) Kerastick(R) and the BLU-

U(R), as well as the Non-PDT Drug Products, advancing our Phase II study for use of Levulan(R) PDT in acne, and continuing to pursue our product development pipeline.

     DUSA has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

ALTANA, INC.

     In September 2005, Sirius entered into a development and product license agreement with Altana, Inc. relating to a reformulated dermatology product. The agreement was assigned to us by virtue of the Sirius merger. According to the agreement, we will pay for all development costs. Should development efforts be successful, Altana will manufacture the product for us and we will be obligated to pay royalties, including certain minimum royalties on net sales of the product. The agreement expires six years after the first commercial sale of the product.

ACTAVIS TOTOWA, LLC

     Under an agreement dated May 18, 2001, and amended on February 8, 2006, Sirius entered into an arrangement for the supply of Nicomide(R) with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. Currently, Actavis Totowa supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. Actavis Totowa has received several warning letters from the FDA regarding certain regulatory observations. To our knowledge, the primary observations noted in the warning letters were not related to Nicomide(R). However, with respect to Nicomide (R) and certain other products manufactured by Actavis Totowa that would be covered under the FDA's compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs", the FDA requested that the manufacturer provide a copy of the labeling and information providing the basis for an exemption from the drug approval requirements. The FDA may take further action against Actavis Totowa and we are evaluating our options in order to maintain supply of Nicomide(R).

HARMONY LABS, INC.

     Under an agreement dated September 18, 2001, and amended on February 16, 2006 and March 10, 2006 Sirius entered into an arrangement for the manufacturing and supply of the AVAR (R) line of products and Nicomide-T (R) with Harmony Labs, Inc. The agreement was assigned to us as part of the Sirius merger. Currently, Harmony supplies all of our requirements, however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 16, 2009.

L. PERRIGO COMPANY

     On October 25, 2005, Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We have now lanuched this product, called ClindaReach(TM). Perrigo is entitled to royalties on net sales of ClindaReach(TM), including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.

WINSTON LABORATORIES, INC.

     On or about January 30, 2006 Winston Laboratories, Inc., or Winston, and Sirius entered into a license agreement relating to a Sirius product, Psoriatec(R) (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of the former Sirius. This agreement was assigned to us as part of the Sirius merger. The 2006 agreement grants an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. We will pay royalties on net sales of the product, and certain minimum royalties are due each year to maintain the license. We have an option to purchase the product from Winston at certain times prior to the expiration of the agreement on January 31, 2008, subject to rights to extend or terminate the agreement earlier. Minimum royalties to Winston are $300,000 per year ending January 31, 2008.

PARTEQ AGREEMENT

     We license certain patents underlying its Levulan(R) PDT/PD systems under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ, the licensing arm of Queen's University, Kingston, Ontario. Under the agreement, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell certain products, including ALA. The agreement covers certain use patent rights. When we are selling our products directly, we agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on its net selling price less the cost of goods for products sold to the sublicensee, and 6% of payments we receive on sales of products by the sublicensee.

     Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $87,000 as of March 31, 2007).

     We are also obligated to pay to PARTEQ 5% of any lump sum sublicense fees we receive, such as milestone payments, excluding amounts designated by a sublicensee for future research and development efforts.

LICENSE AND SUPPLY AGREEMENTS

     In December 2002, DUSA entered into a License and Development Agreement with photonamic GmbH & Co. KG, a subsidiary of medac GmbH, a German pharmaceutical company, and a supply agreement with medac. These agreements provide for the licensing to DUSA of photonamic's proprietary technology related to ALA for systemic dosing in the field of brain cancer. Since we do not believe that the results from medac's European Phase III clinical study will be acceptable to the FDA and we do not intend to conduct additional clinical trials in the brain cancer field, we are renegotiating this agreement.

AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT

     On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation ("NBC"), the manufacturer of our BLU-U (R) light source. This agreement provides for the elimination of certain exclusivity clauses, permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. We paid $110,000 to NBC upon execution of the agreement which is being amortized over the remaining term of the agreement, expiring November 5, 2008.

DRAXIS TERMINATION AND TRANSFER AGREEMENT

     On February 24, 2004, we reacquired the rights to the aminolevulinic acid (Levulan(R)) technology for Canada held by Draxis Health Inc. ("Draxis"). These rights were initially assigned to Draxis in 1991. We mutually agreed to terminate the assignment and we agreed to pay to Draxis an upfront fee of $150,000 CDN ($114,000 USD at February 24, 2004) and a 10% royalty on sales of the Levulan (R) Kerastick(R) in Canada over a five year term commencing in June 2004 based on the first Kerastick(R) sale in Canada by Coherent, our Canadian marketing and distribution partner.

LEASE AGREEMENTS

     We have entered into lease commitments for office space in Wilmington, Massachusetts, Valhalla, New York, and Toronto, Ontario. These leases generally have five or ten year terms. The minimum lease payments disclosed below include the non-cancelable terms of the leases.

RESEARCH AGREEMENTS

     We have entered into various agreements for research projects and clinical studies. As of March 31, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $3,124,000. Included in this future payment is a master services agreement, effective June 15, 2001, with Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2006 for a one year period. Therapeutics is entitled to receive a bonus of between $50,000 and $200,000, in cash or stock at our discretion, upon each anniversary of the effective date. Therapeutics has the opportunity for additional bonuses for each product indication ranging from $250,000 to $1,250,000 depending on the regulatory phase of development of products during Therapeutics' management.

     Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at March 31, 2007:

                                     Total     1 Yr or less    2-3 Years    4-5 Years    After 5
                                  ----------   ------------   ----------   ----------   --------
Operating lease obligations       $2,455,000    $  494,000    $  878,000   $  884,000   $199,000
Purchase obligations (1,2)         4,967,000     3,233,000     1,734,000           --         --
Minimum royalty obligations (3)    1,772,000       611,000       672,000      360,000    129,000
                                  ----------    ----------    ----------   ----------   --------
Total obligations                 $9,194,000    $4,338,000    $3,284,000   $1,244,000   $328,000
                                  ==========    ==========    ==========   ==========   ========

1) Research and development projects include various commitments including obligations for our Phase IIb clinical study for moderate to severe acne.

2) In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for bonuses for each product indication ranging from $250,000 to $1,250,000 depending on the regulatory phase of development of products under Therapeutics' management.

3) Minimum royalty obligations relate to our agreements with PARTEQ, Winston and Perrigo described above.

INFLATION

Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on our operating costs. We have included an inflation factor in our cost estimates. However, we expect the overall net effect of inflation on our operations to be minimal.

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

As of March 31, 2007, the weighted average rate of return on our investments was 2.81%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2007, the fair market value of the portfolio would decline by $105,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, but not limited to management's goal of becoming profitable, statements regarding our strategies and core objectives for 2007, our expectations regarding our merger with Sirius Laboratories, Inc. and matters relating thereto, our expectations concerning the introduction of niacinamide substitutes for Nicomide(R) and such products' impact on sales of Nicomide(R), our expectations with respect to the River's Edge litigation and the patent reexamination process, management's beliefs regarding the unique nature of Levulan(R) and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan(R) and our other products and other potential indications, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our intention to develop combination drug and light device systems, our expectations regarding new proprietary endoscopic light delivery systems and the potential use of other light devices, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations surrounding the launch of ClindaReach(TM) and regarding other product launches in Brazil, Mexico, Korea and other territories, hope that our products will be an AK therapy of choice and barriers to achieving that status, our beliefs regarding revenues and market opportunities from approved and potential products and Levulan's(R) competitive properties, our intention to postpone or commence or postpone clinical trials and investigator studies in 2007, our plans to eliminate certain expenses for the coming year and reallocate others, beliefs regarding the clinical benefit of Levulan(R) PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, the impact of a third-party's regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases in cost of product sales, expectations regarding margins on Kerastick(R) and other products, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, beliefs regarding accounting policies and practices, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding the status of research and development costs and our efforts with respect thereto, expectations regarding increased sales and marketing costs, levels of interest income and our capital resource needs, intention to sell securities to meet capital requirements, potential for additional inspection and testing of our manufacturing facilities, beliefs regarding the adequacy of our inventory of Kerastick(R) and BLU-U(R) units, our manufacturing capabilities and the impact of inventories on revenues, belief regarding interest rate risks to our investments and effects of inflation and new and existing accounting standards and policies, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, beliefs concerning product liability insurance, intention to continue to develop an integrated drug and light device system, our principal methods of competition, competition in general and competitive developments. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under "Risk Factors" on pages 36 through 48, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

LEVULAN(R) LAWSUITS

     In December 2004, we began a litigation strategy to protect our intellectual property. We began to file lawsuits against physicians to prevent their unlicensed use of versions of our Levulan(R) brand of ALA produced by third-parties for use in our patented PDT treatment for actinic keratosis, basal cell carcinoma, or acne. The suits allege that these physicians perform patient treatments that are covered under patents exclusively licensed by DUSA, resulting in direct infringement of these patent(s). Additionally, some physicians were sued for infringement of DUSA's trademarks and for violations of the Lanham Act for using the Levulan(R) brand name on their web sites and promotional materials, but performing patient treatments with ALA obtained from other sources. The lawsuits against physicians have settled favorably to us and we have the right to review the physician's books and records to verify ongoing compliance. We expect to maintain this strategy as long as we believe physicians are infringing our intellectual property.

     We have also sued compounding pharmacies which we believed were inducing physicians to infringe our patents on the photodynamic treatment of acne or actinic keratosis. These compounding pharmacies were selling ALA to those physicians. These suits have also been resolved in DUSA's favor, and DUSA has the right to review their books and records to verify ongoing compliance.

     More recently, we sued chemical suppliers in United States District Court for the District of Arizona and the District of Utah, and a light device manufacturer, a distributor, and a sales representative in United States District Court for the Southern District of Ohio, Eastern Division, alleging that these defendants induce physicians to infringe patents licensed to us, among other things. One of the cases, the lawsuit against one of the chemical suppliers, has been resolved in DUSA's favor, with DUSA having the right to review its books and records to verify ongoing compliance. The other cases are still at an early stage.

     While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and we have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

RIVER'S EDGE

     On March 28, 2006, a lawsuit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to our merger with the former Sirius Laboratories, Inc., Sirius agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide(R) is one of the key products DUSA acquired from Sirius in our merger. On June 19, 2006, the Georgia court dismissed the River's Edge complaint.

     River's Edge also filed an application with the United States Patent and Trademark Office, or USPTO, requesting an inter partes reexamination of the Nicomide(R) patent. The USPTO has accepted the application and the parties have submitted their responses to the USPTO's first office action.

     On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide product infringes our United States patent 6,979,468. We have posted $750,000 with the Court that is being held in an interest bearing account. The parties are in the discovery stage of the New Jersey litigation. Although the court issued a preliminary injunction against sales of River's Edge's product in May, 2006, the injunction was lifted on March 7, 2007, due, in part, to the Court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process. In the interim, we are considering alternative strategies aimed at mitigating market share loss. At the end of 2006, we reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment and have recorded an impairment charge of $15.7 million in 2006 to write down the then remaining net book value of the intangible assets. An unfavorable ruling in the USPTO or in the New Jersey litigation with respect to the validity of the Nicomide(R) patent, would allow generic manufacturers, including River's Edge, to lawfully compete directly with us and would have a material negative impact on our revenues, results of operations and liquidity.

ITEM 1A. RISK FACTORS.

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1 of our Form S-8 filed in March 2007.

You should carefully consider and evaluate all of the information in, or incorporated by reference in, this Current Report on Form 10-Q. The following are among the risks we face related to our business, assets and operations. They are not the only ones we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the value of our securities.

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

     NICOMIDE(R) WILL LIKELY LOSE SIGNIFICANT MARKET SHARE WITH THE ANTICIPATED ENTRY OF A GENERIC PRODUCT AND OUR ABILITY TO BECOME PROFITABLE WILL BE MORE DIFFICULT

In March 2006, we acquired Nicomide(R), in connection with our merger with Sirius Laboratories, Inc. Shortly after the closing of the merger, we became engaged in patent litigation with River's Edge Pharmaceuticals, LLC, or River's Edge, a company that launched a generic Nicomide(R) product. River's Edge has also requested that the United States Patent and Trademark Office reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process by the USPTO presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process and have a material negative impact on our revenues, results of operations and liquidity. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently, and our ability to become profitable will be more difficult. We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment and recorded an impairment charge of $15.7 million in 2006 to write down the then remaining net book value of the intangible assets.

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

-    cease the manufacture of our products

- refuse to approve pending applications or supplements to approved applications filed by us,

-    refuse to permit exports of our products from the United States,

-    require us to recall products,

- require us to notify physicians of labeling changes and/or product related problems,

-    impose restrictions on our operations, and/or

-    criminally prosecute us.

We and our manufacturers must continue to comply with cGMP and Quality System Regulation, or QSR, and equivalent foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we and our third-party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements.

As part of our FDA approval for the Levulan(R) Kerastick(R) for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA could request additional information and/or studies. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. We are in the process of changing some of our Levulan(R) marketing materials due to a warning letter we recently received from the FDA.

Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick(R) facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of Nicomide(R), who has received warning letters from the FDA, or the manufacturer of the AVAR(R) products, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations.

Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with the FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements, has received a warning letter to cease manufacturing a different marketed unapproved drug, and has been cited for cGMP violations. We believe that the cGMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to make certain labeling changes and market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA could have a material impact on our Non-PDT Drug Product revenues, particularly if the action were taken with respect to Nicomide(R). Label changes eliminating claims of certain medicinal benefits could make it more difficult to market these products and could therefore, negatively affect our revenues and profits.

     PATENT LITIGATION IS EXPENSIVE AND WE MAY NOT BE ABLE TO AFFORD THE COSTS.

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

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC, or River's Edge, against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc., or Sirius, agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division and has been dismissed. Nicomide is one of the key products DUSA acquired from Sirius in its merger. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide product infringes our United States Patent No. 6,979,468. Although a preliminary injunction against sales of River's Edge's product had been in place since May, 2006, the injunction was lifted on March 7, 2007, so we expect that River's Edge will sell its product in competition with Nicomide(R). We expect that Nicomide(R) sales will decrease significantly during the litigation process and make it more difficult to afford the cost of the litigation. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently. We expect to eliminate some expenses planned for 2007 and reallocate others to provide more support to Levulan(R) and our new product, ClindaReach(TM). We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment and recorded an impairment charge of $15.7 million in 2006 to write down the then remaining net book value of the intangible assets.

During 2005 and 2006, we filed several lawsuits against chemical suppliers, compounding pharmacies, a light device company, its distributor and a sales representative, and physicians alleging violations of patent law. While we have been successful in obtaining a default judgment against one compounding pharmacy, and settled other suits favorably to us, we do not know whether these lawsuits will prevent others from infringing our patents or whether we will be successful in stopping these activities which we believe are negatively affecting our revenues.

     IF PRODUCT SALES DO NOT INCREASE SIGNIFICANTLY WE MAY NOT BE ABLE TO ADVANCE DEVELOPMENT OF OUR OTHER POTENTIAL PRODUCTS AS QUICKLY AS WE WOULD LIKE TO, WHICH WOULD DELAY THE APPROVAL PROCESS AND MARKETING OF NEW POTENTIAL PRODUCTS.

If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon some or all of our product development programs as we are doing with Levulan(R) PDT for photodamaged skin. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition. Without sufficient product sales, we might be required to seek additional funding. There is no guarantee that adequate funding sources could be found to continue the development of all our potential products. We might be required to commit substantially greater capital than we have available to research and development of such products and we may not have sufficient funds to complete all or any of our development programs.

     SINCE WE NOW OPERATE THE ONLY FDA APPROVED MANUFACTURING FACILITY FOR THE KERASTICK(R) AND CONTINUE TO RELY HEAVILY ON SOLE SUPPLIERS FOR THE MANUFACTURE OF LEVULAN(R), THE BLU-U(R), NICOMIDE(R), NICOMIDE-T(R), THE AVAR(R) LINE OF PRODUCTS, METED(R), PSORIACAP(R) AND PSORIATEC(R), ANY SUPPLY OR MANUFACTURING PROBLEMS COULD NEGATIVELY IMPACT OUR SALES.

If we experience problems producing Kerastick(R) units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U(R) and the Kerastick(R) in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U(R), we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.

The sole supplier of Nicomide(R) has received warning letters from the FDA regarding certain regulatory observations. The primary observations noted in the warning letters were not related to Nicomide(R). However, with respect to Nicomide(R) and certain other products manufactured by this supplier, the FDA has requested that the manufacturer provide a copy of the labeling and information providing the basis for an exemption from the drug approval requirements. The FDA regulates such products under the compliance policy guide described above entitled, "Marketed New Drugs without Approved NDAs or ANDAs."

Nicomide(R) is one of the key products DUSA acquired from Sirius in connection with our merger completed in March, 2006. Nicomide(R) is an oral prescription vitamin supplement. If the FDA is not satisfied with the response to the warning letters issued to the manufacturer of Nicomide(R) and causes the manufacturer to cease operations, our revenues will be significantly negatively affected.

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

     WE HAVE ONLY LIMITED EXPERIENCE MARKETING AND SELLING PHARMACEUTICAL PRODUCTS AND, AS A RESULT, OUR REVENUES FROM PRODUCT SALES MAY SUFFER.

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. In addition, our sales personnel have only recently begun to sell and market the products we acquired in our merger with Sirius. If our sales and marketing efforts fail, then sales of the Kerastick(R), the BLU-U(R), Nicomide(R) and other products will be adversely affected.

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

If insurance companies do not cover, or stop covering products which are covered, including Nicomide(R), our sales could be dramatically reduced.

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

     WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES

We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred a net loss of $3,371,000 for the quarter ended March 31, 2007. As of March 31, 2007, our accumulated deficit was approximately $124,258,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.

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

Nicomide(R) is covered by a United States patent which issued in December 2005. River's Edge Pharmaceuticals, LLC has filed an application with the U.S. Patent and Trademark Office, or USPTO, for the reexamination of the patent. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. If the USPTO finds that the patent is invalid, generic products will be able to lawfully compete with Nicomide(R). Although the court, in the patent infringement litigation described above, issued a preliminary injunction against sales of River'S Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). Also, recently two new products have been launched that could compete with Nicomide(R). These events could cause us to lose significant revenueS and put our ability to be profitable at risk. If we have to change the Nicomide(R) formulation to meet regulatory requirements, we may not have patent protection.

Furthermore, PhotoCure received FDA approval to market Metvixia(R) for treatment of AKs in July 2004 and this product, which would be directly competitive with our Levulan(R) Kerastick(R) product, could be launched at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia(R), THIS product may adversely affect our ability to maintain or increase our Levulan(R) market.

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

- our competitors will independently develop or otherwise discover our trade secrets;

all of which could negatively impact our ability to be profitable.

WE HAVE ONLY 3 THERAPIES THAT HAVE RECEIVED REGULATORY APPROVAL OR CLEARANCE AND WE CANNOT PREDICT WHETHER WE WILL EVER DEVELOP OR COMMERCIALIZE ANY OTHER LEVULAN(R) PRODUCTS.

     OUR POTENTIAL PRODUCTS ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RESULT IN ANY COMMERCIALLY SUCCESSFUL PRODUCTS.

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for Levulan(R) PDT for AKs, the BLU-U(R) for acne, the ClindaReach(TM) pledget and the currently marketed products we acquired in our merger with sirius, all of our other potential Levulan(R) and other potential product candidates are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

     WE MUST RECEIVE SEPARATE APPROVAL FOR EACH OF OUR POTENTIAL PRODUCTS BEFORE WE CAN SELL THEM COMMERCIALLY IN THE UNITED STATES OR ABROAD.

All of our potential Levulan(R) products will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals for these products our revenues will be limited. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually 1 to 3 years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan(R) PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only 3 drugs for use in photodynamic therapy, including Levulan(R)). This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.

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

Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and FDA may bring an action against a drug or a firm when FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements, has received a warning letter to cease manufacturing a different marketed unapproved drug, and has been cited for cGMP violations. We believe that the cGMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to make certain labeling changes and market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval.

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

Depending on the extent of available funding, we may delay, reduce in scope or eliminate some of our research and development programs. We have, in fact, delayed additional studies relating to the use of Levulan(R) PDT to treat facial photodamage due, in part, to funding considerations and strategic prioritization. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.

     BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

We are a small company with only 89 employees, including 4 part-time employees as of March 31, 2007. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

Well-known pharmaceutical, biotechnology and medical device companies are marketing well-established therapies for the treatment of many of the same conditions that we are seeking to treat, including AKs, acne, rosacea, and Barrett's Esophagus. Doctors may prefer to use familiar methods, rather than trying our products. Reimbursement issues affect the economic competitiveness of our products as compared to other more traditional therapies.

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

On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby DUSA granted a non-exclusive license to PhotoCure under the patents DUSA licenses from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid ("ALA"). ALA is the active ingredient in DUSA's Levulan(R) products. Furthermore, DUSA granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any DUSA patents that may issue or be licensed by DUSA in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan(R) Kerastick(R) product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.

OUR PRODUCTS MAY LOSE MARKET SHARE IF NEW MANUFACTURERS BEGIN PRODUCING COMPETING PRODUCTS THAT ARE ABLE TO PENETRATE OUR MARKET.

     WE HAVE LEARNED THAT COMPOUNDING PHARMACIES ARE PRODUCING A FORM OF AMINOLEVULINIC ACID HCL AND ARE MARKETING IT TO THE MEDICAL COMMUNITY.

We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan(R) product. Since December 2004, we filed lawsuits against compounding pharmacies and physicians alleging violations of the Lanham Act for false advertising and trademark infringement, and of United States patent law. All of the lawsuits that have been concluded settled favorably to us. More recently, we have sued chemical suppliers, and a light device company, its distributor and a sales representative, alleging that they induce physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

If generic manufacturers, like River's Edge, launch products to compete with Nicomide(R) in spite of our patent position, or if a court or the United States Patent and Trademark Office determine that our patent is invalid, these manufacturers may erode our market and negatively impact our sales revenues, liquidity and operations.

     OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE BETTER PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING EXPERTISE.

We anticipate that we will face increased competition as the scientific development of PDT and PD advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan(R). These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). We are also aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera, PhotoTherapeutics, Inc. (U.K.) and PhotoCure ASA (Norway) which entered into a marketing agreement with Galderma S.A. for countries outside of Nordic countries for certain dermatology indications. There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne and rosacea markets.

PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. PhotoCure's marketing partner could begin to market its product in direct competition with Levulan(R) in the U.S. under the terms of our recently entered patent license agreement and we may lose market share.

Axcan Pharma Inc. has received FDA approval for the use of its product, PHOTOFRIN(R), for PDT in the treatment of high grade dysplasia associated with Barrett's Esophagus. Axcan is the first company to market a PDT therapy for this indication for which we designed our proprietary sheath device and have conducted pilot clinical trials.

We expect that our principal methods of competition with other PDT companies will be based upon such factors as:

-    the ease of administration of our method of PDT,

-    the degree of generalized skin sensitivity to light,

-    the number of required doses,

- the selectivity of our drug for the target lesion or tissue of interest, and

-    the type and cost of our light systems.

Our primary competition in the acne and rosacea markets include oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. We are also aware of new products that were launched recently which will compete with Nicomide(R) and the AVAR(R) line of products which could negatively impact our market share. In addition, River's Edge's generic substitute for our Nicomide(R) product has reentered the market, and other generic companies may also decide to enter the market while our patent litigation and reexamination process are proceeding, or thereafter if the court or if the USPTO finds that our Nicomide patent is invalid. The entry of new products from time to time would likely cause us to lose market share.

                           RISKS RELATED TO OUR STOCK

     IF THE SHARES OF COMMON STOCK HELD BY FORMER SIRIUS SHAREHOLDERS ARE SOLD, THE PRICE OF THE SHARES COULD BECOME DEPRESSED

All of the shares of DUSA's common stock which were issued to the former Sirius shareholders were subject to a lock-up provision under the terms of the merger agreement. On March 10, 2007, the lock-up provision on 1,380,151 shares was lifted. These shares have been registered and are freely tradable. If these shareholders decide to sell their shares, the price of the shares on NASDAQ could be depressed.

     IF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ARE CONVERTED, THE VALUE OF THOSE SHARES OF COMMON STOCK OUTSTANDING JUST PRIOR TO THE CONVERSION WILL BE DILUTED.

As of March 31, 2007 there were outstanding options and warrants to purchase 3,284,000 Shares of Common Stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

     RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR SPECIALTY PHARMACEUTICAL AND BIOTECHNOLOGY STOCKS COULD RESULT IN SUDDEN CHANGES IN THE MARKET VALUE OF OUR STOCK.

The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2006 to March 31, 2007, the price of our stock has ranged from a low of $3.15 to a high of $11.12. Factors that contributed to the volatility of our stock during this period included:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31(a) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUSA Pharmaceuticals, Inc.


Date: May 8, 2007                       By: /s/ D. Geoffrey Shulman
                                            ------------------------------------
                                            D. Geoffrey Shulman, MD, FRCPC
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (principal executive officer)


Date: May 8, 2007                       By: /s/ Richard C. Christopher
                                            ------------------------------------
                                            Richard C. Christopher
                                            Vice President, Finance and Chief
                                            Financial Officer
                                            (principal financial officer)

                                 EXHIBIT INDEX

Exhibit
No.         Description of Exhibit
-------     ----------------------

31(a) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.