Form 10-Q
period 2007-06-30
DUSA PHARMACEUTICALS INC
filed 2007-08-07
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007

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


_______________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Yes [ ] No [X]

As of August 6, 2007, the registrant had 19,495,067 shares of Common Stock, no par value per share, outstanding.

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

          - Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (Unaudited)

          - Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2007 and 2006
               (Unaudited)

          - Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2007 and 2006
               (Unaudited)

          -    Notes to the Condensed Consolidated Financial Statements
               (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        29

Item 4.   Controls and Procedures                                           30

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 31

Item 1A.  Risk Factors                                                      31

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       42

Item 3.   Defaults Upon Senior Securities                                   42

Item 4.   Submission of Matters to a Vote of Security Holders               42

Item 5.   Other Information                                                 42

Item 6.   Exhibits                                                          42

SIGNATURES                                                                  43

Exhibit Index                                                               44

EX-10     Supply and  License Agreement

EX-31(A)  SECTION 302 CERTIFICATION OF THE C.E.O.

EX-31(B)  SECTION 302 CERTIFICATION OF THE C.F.O.

EX-32(A)  SECTION 906 CERTIFICATION OF THE C.E.O.

EX-32(B)  SECTION 906 CERTIFICATION OF THE C.F.O.

EX-99     Press Release

                                     PART I.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   JUNE 30, 2007   DECEMBER 31, 2006
                                                                   -------------   -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $   3,028,932    $   3,267,071
Marketable securities available-for-sale                              10,020,979       14,943,196
Accrued interest receivable                                               76,840          158,374
Accounts receivable, net                                               1,858,270        2,060,565
Inventory                                                              2,912,166        2,343,472
Prepaids and other current assets                                      1,078,409        1,535,819
                                                                   -------------    -------------
TOTAL CURRENT ASSETS                                                  18,975,596       24,308,497
Restricted cash                                                          166,813          162,805
Property, plant and equipment, net                                     2,421,531        2,567,286
Goodwill                                                               6,272,505        5,772,505
Deferred charges and other assets                                      1,026,272          944,720
                                                                   -------------    -------------
TOTAL ASSETS                                                       $  28,862,717    $  33,755,813
                                                                   =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                   $   1,167,478    $     649,523
Accrued compensation                                                     750,100        1,674,470
Other accrued expenses                                                 2,782,808        3,841,891
Deferred revenue                                                         412,002           57,270
                                                                   -------------    -------------
TOTAL CURRENT LIABILITIES                                              5,112,388        6,223,154
Other liabilities                                                      2,244,146        1,199,086
                                                                   -------------    -------------
TOTAL LIABILITIES                                                      7,356,534        7,422,240
                                                                   -------------    -------------
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS' EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares
   designated as common stock, no par, and 60,000,000 shares
   issuable in series or classes; and 40,000 junior Series
   A preferred shares.
Issued and outstanding: 19,495,067 and 19,480,067 shares of
   common stock, no par, at June 30, 2007 and December 31, 2006,
   respectively                                                      143,250,537      142,959,298
Additional paid-in capital                                             5,038,324        4,320,625
Accumulated deficit                                                 (126,735,309)    (120,886,977)
Accumulated other comprehensive loss                                     (47,369)         (59,373)
                                                                   -------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                            21,506,183       26,333,573
                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  28,862,717     $ 33,755,813
                                                                   =============    =============

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                      -------------------------   -------------------------
                                          2007          2006          2007          2006
                                      -----------   -----------   -----------   -----------
Product Revenues                      $ 6,862,198   $ 6,619,109   $13,539,038   $11,369,630
Cost of Product Revenues                1,776,491     2,995,163     3,932,643     4,785,922
                                      -----------   -----------   -----------   -----------
GROSS MARGIN                            5,085,707     3,623,946     9,606,395     6,583,708
Operating Costs
Research and Development                1,576,909     1,527,523     3,103,013     3,038,254
In-process Research and Development            --            --            --     1,600,000
Marketing and Sales                     3,309,583     3,176,523     6,840,290     5,867,207
General and Administrative              2,832,576     3,753,796     5,856,025     5,824,087
                                      -----------   -----------   -----------   -----------
TOTAL OPERATING COSTS                   7,719,068     8,457,842    15,799,328    16,329,548
                                      -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                   (2,633,361)   (4,833,896)   (6,192,933)   (9,745,840)
OTHER INCOME
Other income, net                         155,954       179,942       344,598       451,578
                                      -----------   -----------   -----------   -----------
NET LOSS                              $(2,477,407)  $(4,653,954)  $(5,848,335)  $(9,294,262)
                                      ===========   ===========   ===========   ===========
BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                       $     (0.13)  $     (0.24)  $     (0.30)  $     (0.50)
                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, BASIC AND
   DILUTED                             19,487,485    19,448,824    19,483,796    18,544,084
                                      ===========   ===========   ===========   ===========

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2007           2006
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (5,848,335)  $(9,294,262)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Amortization of premiums and accretion of discounts
   on marketable securities available-for-sale                     (98,092)       44,422
Realized gains on sale of marketable securities,
   available for sale                                               (7,113)      (14,015)
Depreciation and amortization                                      349,667     2,002,994
Deferred revenue recognized                                       (203,300)           --
In-process research and development charge                              --     1,600,000
Stock-based compensation                                           717,698       970,064
Changes in other assets and liabilities impacting cash
   flows from operations (net of impact of acquisition):
   Accrued interest receivable                                      81,534       153,274
   Accounts receivable                                             202,295        22,841
   Inventory                                                      (568,694)     (143,335)
   Prepaid and other current assets                                457,410      (666,173)
   Deferred charges and other assets                               (81,552)     (726,132)
   Accounts payable                                                517,955    (1,015,086)
   Accrued compensation and other accrued expenses              (1,732,859)     (539,494)
   Deferred revenue                                              1,504,586       972,417
   Other liabilities                                                98,504           215
                                                              ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES                           (4,610,296)   (6,632,270)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received                   (500,000)   (7,767,006)
Purchases of marketable securities                             (11,399,203)   (1,059,725)
Proceeds from maturities and sales of marketable securities     16,438,627    16,994,393
Restricted cash                                                     (4,008)       (9,745)
Purchases of property, plant and equipment                        (203,909)     (162,160)
                                                              ------------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        4,331,507     7,995,757
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options                                   40,650        40,956
                                                              ------------   -----------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS             (238,139)    1,404,443
                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 3,267,071     4,210,675
                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,028,932   $ 5,615,118
                                                              ============   ===========

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION AND GOING CONCERN

The Condensed Consolidated Balance Sheet as of June 30, 2007, and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as they are prepared in accordance with Securities and Exchange Commission rules and regulations for interim financial results. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company has an accumulated deficit of $126,735,000 as of June 30, 2007. The Company has funded its operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. The Company expects to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. The Company's costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators currently exceed and may continue to exceed revenues in the future, which may result in continued losses from operations. At June 30, 2007, the Company had cash and cash equivalents of $3,029,000 and marketable securities available-for-sale of $10,020,979. For the six months ended June 30, 2007, the Company used cash in operating activities of $4,610,296. Based on current operations and plans, management believes there is sufficient cash to fund operations through at least June 2008. Improvements in cash flows from operations, or obtaining additional financing, is required to continue as a going concern thereafter.

Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that the Company will be able to achieve an adequate level of sales to support the Company's cost structure or obtain additional financing on favorable terms, or at all. Failure to raise capital when needed could materially adversely impact the Company's business, financial condition, results of operations and cash flows and impact the Company's ability to continue as a going concern.

2) SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES

The Company recognizes revenues in accordance with Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. This accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments by management.

PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Levulan(R) Kerastick(R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because the Company did not have sufficient history with its distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, the Company began recognizing revenue as product is sold to distributors because it believes it has sufficient history to reliably estimate returns from distributors. This change in estimate was not material to the Company's revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

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

In the case of sales made to wholesalers as a result of incentives and that are in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are recorded as deferred revenue and the related costs as deferred cost of revenue until the product is sold through to the wholesalers' customers on a first in, first out basis.

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

For new product launches where the Company does not have the ability to reliably estimate returns, it recognizes revenues based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and the Company has sufficient data to determine product acceptance in the marketplace which allows the Company to estimate product returns, the Company recognizes revenue upon shipment to wholesalers, net of discounts and allowances. As of June 30, 2007, the Company deferred $347,000 in revenue related to the launch of its new product, ClindaReach(TM), that has not been sold through to the end users.

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

                                                     FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007:
                                           ------------------------------------------------------------------
                                           PROVISION RELATED                   ACTUAL RETURNS
                                             TO SALES MADE     PROVISION FOR     OR CREDITS
                             BALANCE AT      IN THE CURRENT    SALES MADE IN       IN THE         BALANCE AT
                           APRIL 1, 2007         PERIOD        PRIOR PERIODS   CURRENT PERIOD   JUNE 30, 2007
                           -------------   -----------------   -------------   --------------   -------------
Accrued Expenses:
Returns and allowances        $653,000          $242,000            $--           $190,000         $705,000
Accounts receivable:
Prompt payment discounts      $ 39,000          $ 65,000            $--           $ 87,000         $ 17,000

                                                        FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007:
                                             ------------------------------------------------------------------
                                             PROVISION RELATED                   ACTUAL RETURNS
                                               TO SALES MADE     PROVISION FOR     OR CREDITS
                              BALANCE AT      IN THE CURRENT     SALES MADE IN       IN THE         BALANCE AT
                           JANUARY 1, 2007        PERIOD         PRIOR PERIODS   CURRENT PERIOD   JUNE 30, 2007
                           ---------------   -----------------   -------------   --------------   -------------
Accrued Expenses:
Returns and allowances         $632,000           $500,000            $--           $427,000         $705,000
Accounts receivable:
Prompt payment discounts       $ 23,000           $128,000            $--           $134,000         $ 17,000

WARRANTIES

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. Our products are subject to rigorous regulation and quality standards. Warranty costs were $19,000 and $52,000 for the three and six month periods ended June 30, 2007 compared to $9,000 and $21,000, respectively, in the comparable 2006 periods, and were included in cost of product revenues.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Market Measurements ("SFAS 157"), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The effect of adoption on the Company's financial position and results of operations have not been determined.

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

In September 2006, Emerging Issues Task Force Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4) was issued. EITF 06-4 requires the recognition of a liability for an agreement with an employee to provide future postretirement benefits, as this obligation is not effectively settled upon entering into an insurance arrangement. The provisions of this standard are effective for years beginning after December 15, 2007. The Company is currently evaluating what effect the adoption of EITF 06-4 will have on its consolidated financial statements.

3) BUSINESS ACQUISITION

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. (Sirius) in exchange for 2,396,245 shares of unregistered DUSA common stock and $8 million in cash. Pursuant to the terms of the merger agreement, the actual number of shares that were issued in the transaction was derived by dividing $17 million by the average closing price of the Company's shares over the 20 trading day period prior to the closing of the merger, or $7.094 per share. For accounting purposes, these shares are valued at $7.30 per share, the average market price of the Company's common stock over the five day period beginning two days prior and ending two days subsequent to the public announcement of the signing of the first amendment to the merger agreement. The former Sirius was a dermatology specialty pharmaceuticals company founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. The merger with Sirius has enabled DUSA to expand its product portfolio, capitalize on cross-selling and marketing opportunities, increase its sales force size; as well as, develop a pipeline of new products.

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

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products over the period ending 42 months from the date of closing. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments earned are, as follows:

  CUMULATIVE
    SALES
  MILESTONE:    PAYMENT EARNED:
(in millions)    (in millions)
-------------   ---------------
$25.00               $1.50
 35.00                1.00
 45.00                1.00
                     -----
   Total:            $3.50
                     =====

In addition, there are three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, that will be paid if the milestones are achieved. The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. During the first quarter of 2007, the Company paid $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying Condensed Consolidated Balance Sheet. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of close, is $4.5 million. If attained, the new product or launch portion of the contingent consideration is payable in cash and the sales milestone portion is payable in either common stock or cash, at the Company's sole discretion. Any such payments will result in increases in goodwill at time of payment.

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

4) GOODWILL AND INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill and certain intangible assets are deemed to have indefinite lives and are not amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment annually, utilizing the fair value methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

At June 30, 2007, goodwill was $6.3 million and was all attributable to the Non-PDT Drug Products operating segment and reporting unit (see Note 12). Amortization expense related to intangible assets was $437,000 and $539,000 for the three and six-month periods ended June 30, 2006 and is included in cost of product revenues in the accompanying Condensed Consolidated Statements of Operations. Shortly after the closing of the merger, the Company became engaged in patent litigation with River's Edge Pharmaceuticals, LLC ("River's Edge"), a company that launched its niacinamide-based product which is being substituted for Nicomide(R). River's Edge also requested that the United States Patent and Trademark Office, or USPTO, reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). As a result, in 2006 the identifiable intangible assets resulting from the Sirius acquisition were determined to be impaired based on an analysis of the carrying value and projected future cash flows of the assets. The impairment analysis resulted in a write down of approximately $15.7 million in 2006, the then remaining net book value of the intangible assets.

5) MARKETABLE SECURITIES

The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available-for-sale. As of June 30, 2007, current yields range from 2.6% to 6.2% and maturity dates range from July 2007 to October 2011. The estimated fair value and cost of marketable securities at June 30, 2007 and December 31, 2006 are as follows:

                                                          June 30, 2007
                                      ----------------------------------------------------
                                                        Gross        Gross
                                        Amortized    Unrealized   Unrealized
                                          Cost          Gains       Losses      Fair Value
                                      ------------   ----------   ----------   -----------
United States government securities    $ 8,163,836     $3,791      $(44,316)   $ 8,123,311
Corporate securities                     1,904,512         40        (6,884)     1,897,668
                                       -----------     ------      --------    -----------
Total marketable securities
   available-for-sale                  $10,068,348     $3,831      $(51,200)   $10,020,979
                                       ===========     ======      ========    ===========

                                                        December 31, 2006
                                      ----------------------------------------------------
                                                        Gross        Gross
                                        Amortized    Unrealized   Unrealized
                                          Cost          Gains       Losses      Fair Value
                                      ------------   ----------   ----------   -----------
United States government securities   $11,673,884       $112        $(51,687)  $11,622,309
Corporate securities                    3,328,685        295          (8,093)    3,320,887
                                      -----------       ----        --------   -----------
Total marketable securities
   available-for-sale                 $15,002,569       $407        $(59,780)  $14,943,196
                                      ===========       ====        ========   ===========

The change in net unrealized gains and losses on such securities for the three and six month periods ended June 30, 2007 were ($8,675) and $12,004, respectively, as compared to ($338) and $29,443 for the three and six months ended June 30, 2006, and have been recorded in accumulated other comprehensive loss, which is reported as part of shareholder's equity in the Condensed Consolidated Balance Sheets. Realized gains on sales of marketable securities were $9,343 and $7,113 for the three and six month periods ended June 30, 2007, respectively, as compared to $0 and $14,015 for the three and six month periods ended June 30, 2006.

The Company does not consider investments with unrealized losses to be other-than-temporarily impaired at June 30, 2007.

6) CONCENTRATIONS

The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds.

The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company's total revenues for the three and six month periods ended June 30, 2007 and 2006, and accounts receivable as of June 30, 2007 and December 31, 2006 are as follows:

                      % OF REVENUE          % OF REVENUE           % OF ACCOUNTS
                   THREE MONTHS ENDED     SIX MONTHS ENDED        RECEIVABLE AS OF
                  -------------------   -------------------   -----------------------
                  JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   DECEMBER 31,
                    2007       2006       2007       2006       2007         2006
                  --------   --------   --------   --------   --------   ------------
Customer A            7%         7%         6%         8%         9%          14%
Customer B           12%        15%        11%        10%        15%          16%
Customer C           20%        17%        18%        15%        29%          17%
Customer D            7%         7%         5%         5%         9%          10%
Other customers      54%        54%        60%        62%        38%          43%
                    ---        ---        ---        ---        ---          ---
Total               100%       100%       100%       100%       100%         100%
                    ===        ===        ===        ===        ===          ===

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

7) INVENTORY

Inventory consisted of the following:

                             June 30,    December 31,
                               2007          2006
                            ----------   ------------
Finished goods              $1,744,004    $1,425,131
BLU-U(R) evaluation units      133,565       166,812
Work in process                496,079       257,358
Raw materials                  538,518       494,171
                            ----------    ----------
                            $2,912,166    $2,343,472
                            ==========    ==========

BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The cost of the evaluation units is amortized during the evaluation period to cost of product revenues to approximate their net realizable value.

Finished goods inventory is recorded net of a reserve of approximately $85,000 for excess Nicomide(R) inventory resulting from the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide-based product which is being substituted for Nicomide(R). The related expense is recorded in cost of product revenues.

8) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

                                     June 30,    December 31,
                                       2007          2006
                                    ----------   ------------
Research and development costs      $  226,858    $  458,792
Marketing and sales costs              111,123       314,770
Product related costs                1,369,404     1,739,424
Legal and other professional fees      690,947       634,655
Employee benefits                      285,073       294,673
Other expenses                          99,403       399,577
                                    ----------    ----------
                                    $2,782,808    $3,841,891
                                    ----------    ----------

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

10) SHARE-BASED COMPENSATION

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three and six month periods ended June 30, 2007 and 2006 included the following line items:

                                         Three-months ended               Six-months ended
                                   -----------------------------   -----------------------------
                                   June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                   -------------   -------------   -------------   -------------
Cost of Product Revenues              $ 24,000        $ 17,000        $ 50,000        $ 36,000
Research and Development                92,000          81,000         186,000         162,000
Marketing and Sales                     75,000          78,000          18,000         147,000
General & Administrative               285,000         476,000         464,000         625,000
                                      --------        --------        --------        --------
Share-based compensation expense      $476,000        $652,000        $718,000        $970,000
                                      ========        ========        ========        ========

The weighted-average estimated fair value of employee stock options granted during the three and six-month periods ended June 30, 2007 and 2006 was $2.01 and $4.62 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

                                             Three-months ended               Six-months ended
                                       -----------------------------   -----------------------------
                                       June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                       -------------   -------------   -------------   -------------
Volatility                                    62.2%           63.7%           62.2%           63.7%
Risk-free interest rate                       4.92%            5.0%           4.53%           5.10%
Expected dividend yield                          0%              0%              0%              0%
Expected life-directors and officers     5.9 years       8.0 years       5.9 years       8.0 years
Expected life-non-officer employees      5.5 years       6.3 years       5.5 years       6.3 years

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

On October 18, 2006 the Company's Board of Directors extended the term of Two Hundred Fifty Thousand (250,000) Class B warrants, originally issued to the Company's Chairman of the Board of Directors and Chief Executive Officer at the time the Company's initial public offering, for an additional four years to January 29, 2011. An additional Fifty Thousand (50,000) of the Three Hundred Thousand (300,000) Class B warrants lapsed on January 29, 2007. The warrants have an exercise price of CDN $6.79 per share. No other terms of the warrants were amended. There are no other holders of the Class B warrants. A summary of stock option activity for the six month period ended June 30, 2007 is as follows:

                                                    WEIGHTED
                                       NUMBER       AVERAGE
                                      OF SHARES     EXERCISE
                                   (IN THOUSANDS)    PRICE
                                   --------------   --------
OUTSTANDING AT DECEMBER 31, 2006     2,730,875       $11.58
Options granted                        404,000         3.33
Options forfeited                      (22,999)        7.75
Options expired                        (71,000)        6.67
Options exercised                      (15,000)        2.71
                                     ---------
OUTSTANDING AT JUNE 30, 2007         3,025,876        10.66
                                     =========
EXERCISABLE AT JUNE 30, 2007         2,158,443       $12.30
                                     =========

The weighted average remaining contractual term was approximately 5.32 years for stock options outstanding and approximately 4.45 years for stock options exercisable as of June 30, 2007.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $176,000 for stock options outstanding and exercisable as of June 30, 2007. The total intrinsic value for stock options exercised in 2007 was $31,000.

11) BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the periods ended June 30, 2007, and 2006, stock options, warrants and rights totaling approximately 3,276,000 and 3,490,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into a liability escrow account, are included in the weighted-average number of shares outstanding from the date of issuance, March 10, 2006.

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

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                           -----------------------   -------------------------
                                            JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                              2007         2006          2007          2006
                                           ----------   ----------   -----------   -----------
REVENUES
PDT Drug & Device Product Revenues         $4,062,042   $3,841,926   $ 8,618,487   $ 7,694,323
Non-PDT Drug Product Revenues               2,800,156    2,777,183     4,920,551     3,675,307
                                           ----------   ----------   -----------   -----------
Total Revenues                              6,862,198    6,619,109    13,539,038    11,369,630
COSTS OF REVENUES
PDT Drug & Device Cost of Product
   Revenues and Royalties                   1,144,043    1,219,970     2,453,589     2,728,233
Non-PDT Drug Cost of Product
   Revenues and Royalties                     632,448    1,775,193     1,479,054     2,057,689
                                           ----------   ----------   -----------   -----------
Total Costs of Product Revenues and
   Royalties                                1,776,491    2,995,163     3,932,643     4,785,922
GROSS MARGINS
PDT Drug and Device Product Gross Margin    2,917,999    2,621,956     6,164,898     4,966,091

Non-PDT Drug Product Gross Margin           2,167,708    1,001,990     3,441,497     1,617,617
                                           ----------   ----------   -----------   -----------
Total Gross Margins                        $5,085,707   $3,623,946   $ 9,606,395   $ 6,583,708
                                           ==========   ==========   ===========   ===========

During the three-month periods ended June 30, 2007 and 2006, the Company derived revenues from the following geographies (as a percentage of product revenues):

                 THREE MONTHS ENDED     SIX MONTHS ENDED
                -------------------   -------------------
                JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                  2007       2006       2007       2006
                --------   --------   --------   --------
United States      97%        94%        96%        92%
Canada              3%         6%         4%         8%
                  ---        ---        ---        ---
Total             100%       100%       100%       100%

Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each operating segment.

13) COMPREHENSIVE LOSS

For the three-month periods ended June 30, 2007 and 2006, comprehensive loss consisted of the following:

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                   -------------------------   -------------------------
                                       2007          2006          2007          2006
                                   -----------   -----------   -----------   -----------
NET LOSS                           $(2,477,407)  $(4,653,954)  $(5,848,335)  $(9,294,262)
Change in net unrealized gains
   and losses on marketable
   securities available-for-sale        (8,675)          338        12,004       (29,443)
                                   -----------   -----------   -----------   -----------
COMPREHENSIVE LOSS                 $(2,486,082)  $(4,653,616)  $(5,836,331)  $(9,323,705)
                                   ===========   ===========   ===========   ===========

Accumulated other comprehensive loss consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

14) DEFERRED COMPENSATION PLAN

In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the "Plan"), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of DUSA (the "Participants"). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant's deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. Included in other liabilities is $105,000 at June 30, 2007, representing the Company's obligation under the Plan. DUSA's obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. The Company has purchased corporate owned life insurance to serve as the funding vehicle for the Plan. The cash surrender value of the life insurance policy is recorded in deferred charges and other assets and totaled $103,000 at June 30, 2007.

15) COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

RIVER'S EDGE

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc. agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division but has been dismissed. Nicomide(R) is one of the key products DUSA acquired from Sirius in its merger. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide(R) patent. On April 20, 2006, the Company filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that the River's Edge niacinamide product infringes U.S. patent 6,979,468. The Company has posted $750,000 with the court that is being held in an interest bearing account. The parties are in the discovery stage of the New Jersey litigation. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. On June 14, 2007, the court granted DUSA's request to amend its complaint to assert claims against River's Edge for violations of the Lanham Act and infringement of its copyright. Also, the court dismissed the various state law claims that River's Edge had alleged against the Company. The court has also ordered that the parties participate in a non-binding mediation. The mediation is set to occur on August 9, 2007. Since the lifting of the preliminary injunction River's Edge has reentered the market with its niacinamide-based product in competition with Nicomide(R). The Company expects that Nicomide(R) sales will be adversely impacted throughout the litigation process and could have a material impact on the Company's revenues, results of operations and liquidity.

The Company has not accrued any amounts for potential contingencies as of June 30, 2007, as the amounts are neither probable nor estimable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DUSA is a vertically integrated dermatology company that is developing and marketing Levulan(R) PDT and other products for common skin conditions. Our currently marketed products include among others Levulan(R) Kerastick(R) 20% Topical Solution with PDT, the BLU-U(R) brand light source, and the products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc, including, Nicomide(R), Nicomide-T(R) and the AVAR(R) line of products and the newly launched product, ClindaReach(TM).

Historically, we devoted most of our resources to advancing the development and marketing of our Levulan(R) PDT/PD technology platform. Besides our marketed products, our drug, Levulan(R) brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan(R) is used and followed with exposure to light to treat a medical condition, it is known as Levulan(R) PDT. When Levulan(R) is used and followed with exposure to light to detect medical conditions, it is known as Levulan(R) photodetection, or Levulan(R) PD. Our Kerastick(R) is the proprietary applicator that delivers Levulan(R).

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

Acne is a common skin condition caused, in part, by the blockage and/or inflammation of sebaceous (oil) glands. We are currently conducting a Phase II study examining the use of Levulan(R) PDT for the treatment of moderate to severe acne. We currently expect results from this study by the end of the third quarter of 2008 depending upon how quickly we complete enrollment of patients. Acne rosacea is a condition that primarily affects the skin of the face and typically first appears between the ages of 30 and 60 as a transient flushing or blushing on the nose, cheeks, chin or forehead, progressing in many patients to a papulopustular form clinically similar to acne vulgaris (inflammatory acne). Given its resemblance to inflammatory acne, and the general public's limited knowledge of rosacea, the condition is frequently mistaken by patients as adult acne. If untreated, rosacea has the tendency to worsen over time, although it can also wax and wane.

We are responsible for manufacturing of our Levulan(R) Kerastick(R) and for the regulatory, sales, marketing, and customer service of our Levulan(R) Kerastick(R), and other related product activities for all of our products. Our current objectives include increasing the sales of our products in the United States and Canada, launching Levulan(R) with our distributors in Latin America and Asia, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe, continuing our Levulan(R) PDT clinical development programs for the moderate to severe acne indication and development of our pipeline product programs. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. We have been actively working with Stiefel to obtain acceptable final pricing from the Brazilian regulatory authorities. At the same time, we are anticipating a launch in Latin America in countries other than Brazil. Subsequent to the end of the quarter, we received our first purchase orders from Stiefel for distribution of the Levulan(R) Kerastick(R) in Argentina and Mexico. In light of the unexpected delay in receiving acceptable final pricing in Brazil, we are in the process of amending certain terms of the original Stiefel agreement to reflect current plans to launch in other Latin American countries prior to Brazil. Similarly, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Company, or collectively, Daewoong, granting Daewoong exclusive rights to distribute the Levulan(R) Kerastick(R) in certain Asian countries. Regulatory submissions for Korea have been filed and we currently expect regulatory approval and launch of our product during the first quarter of 2008.

We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA(R), DUSA Pharmaceuticals, Inc. (R), Levulan(R), Kerastick(R), BLU-U(R) Nicomide(R), Nicomide-T(R), Meted(R), AVAR(R), Psoriacap(R) and Psoriatec(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending. As of June 30, 2007, we had an accumulated deficit of approximately $126,735,000. We expect to continue to incur operating losses through 2007 until sales of our products increase. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our therapy by the medical and consumer constituencies, and our ability to develop and/or acquire new profitable products.

We operate in a highly regulated and competitive environment. Our competitors include larger fully integrated pharmaceutical companies and biotechnology companies. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and sales and marketing capabilities than we do. On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby in settlement of patent disputes we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ for esters of aminolevulinic acid, or ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any relevant patents that may issue to DUSA or that we may license in the future. PhotoCure received FDA approval to market Metvixia(R) for treatment of actinic keratosis in July 2004 and it would be directly competitive with our Levulan(R) Kerastick(R) product should PhotoCure with its marketing partner, Galderma S.A., decide to begin marketing this product in the United States. While we are entitled to royalties from PhotoCure on its net sales of Metvixia in certain territories, this product may adversely affect our ability to maintain or increase our Levulan(R) market.

We are dependent upon sole-source suppliers for a number of our products including Nicomide(R), Levulan(R) and the BLU-U(R). There can be no assurance that these suppliers will be able to meet our future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on our operating results in any given period.

Marketing and sales activities since the launch of our sales force in 2005 have resulted in significant additional revenues as well as expenses. Levulan(R) Kerastick(R) unit sales to end-users were 35,886 and 74,256 for the three and six-month periods ended June 30, 2007, respectively, including 2,544 and 5,208, respectively, sold in Canada. This represents an increase from 34,944 and 67,878 units sold in the three and six-month periods ended June 30, 2006, respectively, including 5,736 and 10,590, respectively, sold in Canada.

The net number of BLU-U(R) units placed in physicians' offices during the six months ended June 30, 2007 and 2006 was 120 and 142, respectively, including 16 placed in Canada in both years. As of June 30, 2007 and December 31, 2006 there were 1,757 and 1,637 units in physicians' offices, respectively. During 2005 we began a BLU-U(R) marketing effort to allow prospective customers to evaluate a BLU-U(R) for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying Consolidated Balance Sheets. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate its net realizable value.

Net revenues generated by the products acquired as part of our merger with Sirius totaled $2,800,000 and $4,921,000 for the three and six month periods ended June 30, 2007, respectively, compared to $2,777,000 and $3,676,000 for the three-month period ended June 30, 2006 and the period March 10, 2006 (date of acquisition) through June 30, 2006, respectively. The substantial majority of these revenues were from sales of Nicomide(R). With the dissolution of the preliminary injunction on March 7, 2007 which had previously enjoined River's Edge from selling its niacinamide-based product, which is being substituted for Nicomide(R), we believe that our Non-PDT Drug Products revenues will be materially adversely impacted for the remainder of 2007. We have instituted strategies aimed at mitigating the impact of the re-entry of the River's Edge product to the market. See section entitled "Part II. Other Information - Legal Proceedings - River's Edge."

Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received a request from the FDA for labeling information and justification for the belief that the product is exempt from drug approval requirements, has received a warning letter to cease manufacturing a different marketed unapproved drug, and has been cited for violations of current Good Manufacturing Practices, or cGMP. We believe that the cGMP issues do not directly involve our products. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual products. If the FDA were to do so, we may be required to make certain labeling changes and market these products as over-the-counter products or as dietary supplements under applicable legislation, or withdraw such products from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA would have a material impact on our Non-PDT Drug Product revenues, particularly if the action were taken with respect to Nicomide(R). Label changes eliminating claims of certain medicinal benefits could make it more difficult to market these products and could therefore, negatively affect our revenues and profits.

We are encouraged with the year-over-year increase in PDT sales, as well as the positive feedback we continue to receive from physicians across the country that believe Levulan(R) PDT should become a routine part of standard dermatological practice. During the quarter, we invested a considerable amount of sales resources on the launch of our new product, ClindaReach(TM). While we believe our efforts will result in incremental future revenues, our revenues for the three month period ended on June 30, 2007 were not reflective of the launch effort due to our revenue recognition policy during product launch which is based on end-user demand. We believe the focus on the launch of ClindaReach(TM) during the quarter limited the amount of resources allocated to the other products in DUSA's portfolio and may have impacted the U.S. growth rate of our other products. In addition, we instituted strategies aimed at mitigating the effects of the re-entry of the River's Edge product to the market. While managing these factors, we are pleased to report that we were able to grow our U.S. Kerastick(R) revenue by 19% year over year. In addition, we believe that we are experiencing a general trend in our PDT business during which sales slow down somewhat during the Summer months, and increase in the Fall and respond to our normal year-end announcement of price increases. See section entitled "Management's Discussion and Analysis -- Results of Operations, Marketing and Sales Costs". We are continuing to explore opportunities to develop, market, and distribute our Levulan(R) PDT platform in Europe and expect that our distribution partners, Stiefel for Latin America and Daewoong for Asia will give the product increased visibility in the market and thereby advance our international strategy. We are also continuing to seek to acquire and/or license additional dermatology products that complement our current product portfolio that would provide our sales force with additional complementary products to sell in the near term.

We believe that issues related to reimbursement negatively impacted the economic competitiveness of our therapy with other AK therapies and hindered its adoption in the past. We have continued to support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology Association, or AADA, on matters related to PDT-related procedures fee and the separate drug reimbursement. In addition, in many cases, physicians can also bill for any applicable office visit reimbursements. We continue to support ongoing efforts that might lead to further increases in reimbursement in the future, and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face. The currently proposed reimbursement amount for our PDT drug product would increase by approximately 18% effective January, 2008 if adopted as proposed.

Most major private insurers have approved coverage for our AK therapy. We believe that due to these efforts, plus potential future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.

We recognize that we have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. Since we cannot predict when product sales may offset the costs associated with these efforts, we expect that we will continue to generate operating losses through 2007. We are aware that physicians have been using Levulan(R) with the BLU-U(R) using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called 'off-label' uses, we believe that these activities are positively affecting the sales of our products.

We believe that some compounding pharmacies are exceeding the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may be inducing purchasers to infringe our intellectual property. We believe that these activities are negatively impacting our Levulan(R) sales growth. Therefore during the last two years we have filed lawsuits against compounding pharmacies, chemical companies, a distributor and sales representative, as well as against a number of physicians. Many of these lawsuits have already settled favorably to us. See section entitled "Part II. Other Information-Legal Proceedings - Levulan(R) Lawsuits."

Shortly after the closing of the merger with Sirius, we became engaged in patent litigation with River's Edge Pharmaceuticals LLC, or River's Edge, a company that launched a niacinamide-based product. River's Edge has also requested that the United States Patent and Trademark Office reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May, 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process by the USPTO presented sufficient changed circumstances to warrant the dissolution of the injunction. Since then, River's Edge has reentered the market with its product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process and have a material negative impact on our revenues, results of operations and liquidity. On June 14, 2007, the court granted DUSA's request to amend its complaint to assert claims against River's Edge for violations of the Lanham Act and infringement of our copyright. Also, the court dismissed the various state law claims that River's Edge had alleged against us. The court has also ordered that the parties participate in a non-binding mediation. The mediation is set to occur on August 9, 2007. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently, and our ability to become profitable will be more difficult.

As of June 30, 2007, we had a staff of 87 employees, including 4 part-time employees, as compared to 85 full-time employees, including 2 part-time employees at the end of 2006, who worked across all operating functions at DUSA. We may add and/or replace employees during the remainder of 2007 as business circumstances change.

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

PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Levulan(R) Kerastick(R) and BLU-U(R) product sales are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors. This change in estimate was not material to our revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

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

For new product launches where we do not have the ability to reliably estimate returns, we recognize revenues based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and we have sufficient data to determine product acceptance in the marketplace which allows us to estimate product returns, we recognize revenue upon shipment to wholesalers, net of discounts and allowances. As of June 30, 2007, we deferred $347,000 in revenue related to the launch of our new product, ClindaReach(TM), which has not been sold through to end user customers.

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

INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories are continually reviewed for slow moving, obsolete and excess items. Inventory items identified as slow-moving are evaluated to determine if an adjustment is required. Additionally, our industry is characterized by regular technological developments that could result in obsolete inventory. Although we make every effort to assure the reasonableness of our estimates, any significant unanticipated changes in demand, technological development, or significant changes to our business model could have a significant impact on the value of our inventory and our results of operations. We use sales projections to estimate the appropriate level of inventory reserves, if any, that are necessary at each balance sheet date. As a result of the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide-based product, which is being substituted for Nicomide(R), we recorded an adjustment to increase our reserve for excess and obsolete inventory of Nicomide(R). The related expense is recorded in cost of product revenues.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business;
(iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At June 30, 2007 and December 31, 2006, respectively, total property, plant and equipment had a net carrying value of $2,422,000 and $2,567,000, including $1,558,000 and $1,639,000 at June 30, 2007 and December 31, 2006 associated with our manufacturing facility. As of June 30, 2007 and December 31, 2006, respectively, we had intangible assets totaling $78,000 and $102,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to a light source supplier related to an amendment to our agreement and to a licensor related to the reacquisition of our product rights in Canada. We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment as a result of a decision by the U.S. federal district court in the River's Edge litigation to dissolve a preliminary injunction, which had previously enjoined River's Edge from manufacturing and selling its niacinamide-based product, which is being substituted for Nicomide(R). As a result of this review, we recorded a write down in 2006 of $15.7 million representing the then remaining net asset value of the intangible assets.

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

RESULTS OF OPERATIONS --THREE AND SIX MONTHS ENDING JUNE 30, 2007 VERSUS JUNE 30, 2006

REVENUES -- Total revenues for the three and six month periods ended June 30, 2007 were $6,862,000 and $13,539,000, respectively, as compared to $6,619,000 and $11,370,000 in 2006, and were comprised of the following:

                                            Three months ended                       Six months ended
                                                 June 30,                                June 30,
                                         -----------------------    INCREASE/   -------------------------   INCREASE/
                                            2007          2006     (DECREASE)       2007          2006      (DECREASE)
                                         ----------   ----------   ----------   -----------   -----------   ----------
PDT DRUG & DEVICE PRODUCT REVENUES
KERASTICK(R) PRODUCT REVENUES
United States                            $3,461,000   $2,912,000   $ 549,000    $ 7,185,000   $ 5,722,000   $1,463,000
Canada                                      192,000      420,000    (228,000)       393,000       763,000     (370,000)
                                         ----------   ----------   ---------    -----------   -----------   ----------
Subtotal Kerastick(R) product revenues    3,653,000    3,332,000     321,000      7,578,000     6,485,000    1,093,000
                                         ----------   ----------   ---------    -----------   -----------   ----------
BLU-U(R) PRODUCT REVENUES
United States                               380,000      451,000     (71,000)       946,000     1,117,000     (171,000)
Canada                                       29,000       59,000     (30,000)        94,000        92,000        2,000
                                         ----------   ----------   ---------    -----------   -----------   ----------
Subtotal BLU-U(R) product revenues          409,000      510,000    (101,000)     1,040,000     1,209,000     (169,000)
                                         ----------   ----------   ---------    -----------   -----------   ----------
TOTAL PDT DRUG & DEVICE
PRODUCT REVENUES                          4,062,000    3,842,000     220,000      8,618,000     7,694,000      924,000
TOTAL NON-PDT DRUG PRODUCT
REVENUES                                  2,800,000    2,777,000      23,000      4,921,000     3,676,000    1,245,000
                                         ----------   ----------   ---------    -----------   -----------   ----------
TOTAL PRODUCT REVENUES                   $6,862,000   $6,619,000   $ 243,000    $13,539,000   $11,370,000   $2,169,000
                                         ==========   ==========   =========    ===========   ===========   ==========

For the three and six month periods ended June 30, 2007 total PDT Drug and Device Product Revenues were $4,062,000 and $8,618,000, respectively. This represents an increase of $220,000 or 6%, and $924,000 or 12% over the comparable 2006 totals of $3,842,000 and $7,694,000, respectively. The incremental revenue on a year-to-date basis was driven by increased Levulan(R) Kerastick(R) revenues which were partially offset by decreased BLU-U(R) revenues.

For the three and six month periods ended June 30, 2007, Levulan(R) Kerastick(R) revenues were $3,653,000 and $7,578,000, respectively, representing a $321,000 or 10%, and $1,093,000 or 17% increase over the comparable 2006 totals of $3,332,000 and $6,485,000, respectively. Levulan(R) Kerastick(R) unit sales to end-users were 35,886 and 74,256 for the three and six-month periods ended June 30, 2007, respectively, including 2,544 and 5,208, respectively, sold in Canada. This represents an increase from 34,944 and 67,878 Levulan(R) Kerastick(R) units sold in the three and six-month periods ended June 30, 2007, respectively, including 5,736 and 10,590, respectively, sold in Canada. Our average net selling price for the Levulan(R) Kerastick(R) increased to $101.99 for the first six months of 2007 from $95.55 for the first six months of 2006. Our average net selling price for the Levulan(R) Kerastick(R) includes sales made directly to our end-user customers, as well as sales made to our distributors, both in the United States and Canada. The increase in 2007 Levulan(R) Kerastick(R) revenues was driven mainly by increased sales volumes and an increase in our average unit selling price.

For the three and six month periods ended June 30, 2007, BLU-U(R) revenues were $409,000 and $1,040,000, respectively, representing a $101,000, or 20% decrease, and $169,000, or 14%, decrease over the comparable 2006 totals of $510,000 and $1,209,000, respectively. The decrease in year-to-date 2007 BLU-U(R) revenue versus the comparable 2006 period was driven by a decrease in our overall sales volumes, partially offset by an increase in our average selling price to $8,034 for the six-month period ended June 30, 2007 from $7,478 for the six-month period ended June 30, 2006. In the three and six-month periods ended June 30, 2007, there were 46 and 121 units sold, respectively, versus 66 and 158 units, respectively, in the comparable 2006 periods. The 2007 total consists of 105 units sold in the United States and 16 sold in Canada by Coherent-AMT. The 2006 total consists of 142 sold in the United States and 16 sold in Canada. During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to 4 months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At June 30, 2007, there were approximately 36 units in the field pursuant to this evaluation program. BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate their net realizable value.

Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 merger with Sirius. Total revenues for the three and six month periods ended June 30, 2007 were $2,800,000 and $4,921,000, respectively, compared to $2,777,000 and $3,676,000, respectively for the three month period ended June 30, 2006 and the period March 10, 2006 through June 30, 2006. The substantial majority of the Non-PDT product revenues were from sales of Nicomide(R). The products acquired from Sirius all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea."

The increase in our total revenues results from the Sirius acquisition, as well as from the efforts of our sales force and related marketing and sales activities. With respect to United States sales, we increased our average selling prices and reduced our overall sales volume discount programs, both of which had a positive impact on our average selling prices during 2007. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that PDT Drug Product sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as through the addition of new customers. However, with the dissolution of the preliminary injunction on March 7, 2007 which had previously enjoined River's Edge from selling its niacinamide-based product, we believe that our Non-PDT Drug Products revenues will be materially adversely impacted for 2007, which will make it more difficult to achieve profitability.

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

COST OF PRODUCT REVENUES -- Cost of product revenues for the three and six month periods ended June 30, 2007 were $1,776,000 and $3,933,000, respectively, as compared to $2,995,000 and $4,786,000 in the comparable periods in 2006. A summary of the components of cost of product revenues and royalties is provided below:

                                                         THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------
                                                                               INCREASE/
                                                       2007         2006       (DECREASE)
                                                    ----------   ----------   -----------
LEVULAN(R) KERASTICK(R) COST OF PRODUCT REVENUES
Direct Levulan(R) Kerastick(R) Product Costs        $  519,000   $  484,000   $    35,000
Other Levulan(R) Kerastick(R) Product costs
   including internal costs assigned to support
   products                                             97,000      100,000        (3,000)
Royalty and supply fees (1)                            168,000      174,000        (6,000)
                                                    ----------   ----------   -----------
Subtotal Levulan(R) Kerastick(R) Cost of Product
   Revenues                                         $  784,000   $  758,000   $    26,000
                                                    ----------   ----------   -----------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs                       $  160,000   $  226,000   $   (66,000)
Other BLU-U(R) Product costs including internal
   costs assigned to support products; as well
   as costs

   incurred to ship, install and service
   the BLU-U(R) in physicians offices                  200,000      236,000       (36,000)
                                                    ----------   ----------   -----------
Total Device cost of product revenues               $  360,000   $  462,000   $  (102,000)
                                                    ----------   ----------   -----------
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES    $1,144,000   $1,220,000   $   (76,000)
                                                    ----------   ----------   -----------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES         $  632,000   $1,775,000   $(1,143,000)
                                                    ----------   ----------   -----------
TOTAL COST OF PRODUCT REVENUES AND ROYALTIES        $1,776,000   $2,995,000   $(1,219,000)
                                                    ==========   ==========   ===========

                                                          SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                                               INCREASE/
                                                       2007         2006      (DECREASE)
                                                    ----------   ----------   ----------
LEVULAN(R) KERASTICK(R) COST OF PRODUCT REVENUES
Direct Levulan(R) Kerastick(R) Product Costs        $1,075,000   $  938,000   $ 137,000
Other Levulan(R) Kerastick(R) Product costs
   including internal costs assigned to support
   products                                            155,000      413,000    (258,000)
Royalty and supply fees (1)                            348,000      334,000      14,000
                                                    ----------   ----------   ---------
Subtotal Levulan(R) Kerastick(R) Cost of Product
   Revenues                                         $1,578,000   $1,685,000   $(107,000)
                                                    ----------   ----------   ---------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs                       $  422,000   $  538,000   $(116,000)
Other BLU-U(R) Product costs including internal
   costs assigned to support products; as well as
   costs incurred to ship, install and service
   the BLU-U(R) in physicians offices                  454,000      505,000     (51,000)
                                                    ----------   ----------   ---------
Total Device cost of product revenues               $  876,000   $1,043,000   $(167,000)
                                                    ----------   ----------   ---------
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES    $2,454,000   $2,728,000   $(274,000)
                                                    ----------   ----------   ---------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES(2)      $1,479,000   $2,058,000   $(579,000)
                                                    ----------   ----------   ---------
TOTAL COST OF PRODUCT REVENUES AND ROYALTIES        $3,933,000   $4,786,000   $(853,000)
                                                    ==========   ==========   =========

1) Royalties and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan(R) Kerastick(R) in Canada.

2) Non-PDT Drug Cost of Product Revenues reflects the costs associated with the products acquired as part of our March 10, 2006 merger with Sirius.

MARGINS -- Total product margins for the three and six month periods ended June 30, 2007 were $5,086,000 and $9,606,000, respectively, as compared to $3,624,000 and $6,584,000 for the comparable 2006 periods, as shown below:

                                                 THREE MONTHS ENDED JUNE 30,
                                       ----------------------------------------------
                                                                            INCREASE/
                                          2007              2006           (DECREASE)
                                       ----------        ----------        ----------
Levulan(R) Kerastick(R) Gross Margin   $2,869,000   79%  $2,574,000   77%  $  295,000
BLU-U(R) Gross Margin                      49,000   12%      48,000    9%       1,000
                                       ----------        ----------        ----------
Total PDT Drug & Device Gross Margin   $2,918,000   72%  $2,622,000   68%  $  296,000
                                       ----------        ----------        ----------
Total Non-PDT Drug Gross Margin         2,168,000   77%   1,002,000   36%  $1,166,000
                                       ----------        ----------        ----------
TOTAL GROSS MARGIN                     $5,086,000   74%  $3,624,000   55%  $1,462,000
                                       ==========        ==========        ==========

                                                  SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------------
                                                                            INCREASE/
                                          2007              2006           (DECREASE)
                                       ----------        ----------        ----------
Levulan(R) Kerastick(R) Gross Margin   $6,001,000   79%  $4,800,000   74%  $1,201,000
BLU-U(R) Gross Margin                     164,000   16%     166,000   14%      (2,000)
                                       ----------        ----------        ----------
Total PDT Drug & Device Gross Margin   $6,165,000   72%  $4,966,000   65%  $1,199,000
                                       ----------        ----------        ----------
Total Non-PDT Drug Gross Margin         3,441,000   70%   1,618,000   44%  $1,823,000
                                       ----------        ----------        ----------
TOTAL GROSS MARGIN                     $9,606,000   71%  $6,584,000   58%  $3,022,000
                                       ==========        ==========        ==========

For the three and six month periods ended June 30, 2007 total PDT Drug and Device Product Margins were 72% versus 68% and 65%, respectively, for the comparable 2006 periods. The incremental margin was driven by positive margin gains on both the

Levulan(R) Kerastick(R) and BLU-U(R).

Levulan(R) Kerastick(R) gross margins for the three and six month periods ended June 30, 2007 were 79% versus 77% and 74%, respectively, for the comparable 2006 periods. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price, as well as a reduction in our overall sales volume discount programs. Our long-term goal is to achieve higher gross margins on Levulan(R) Kerastick(R) sales which will be significantly dependent on increased volume.

BLU-U(R) margins for the three and six month periods ended June 30, 2007 were 12% and 16%, respectively, versus 9% and 14% for the comparable 2006 periods. The increase in margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Levulan(R) Kerastick(R) sales volumes.

Non-PDT Drug Product margins reflect the gross margin generated by the products acquired as part of our acquisition of Sirius. Gross margins for the three and six month periods ended June 30, 2007 were 77% and 70%, respectively, compared to 36% and 44% for the three month period ended June 30, 2006 and the period March 10, 2006 (date of acquisition) through June 30, 2006, respectively. The improvement in gross margin is primarily related to purchase accounting adjustments recorded in 2006 related to fair value accounting for the inventory acquired in the Sirius acquisition. During the three and six month periods ended June 30, 2007, Non-PDT Drug Product margins were negatively impacted by the recording of a reserve for excess Nicomide(R) inventory resulting from the March 2007 dissolution of the preliminary injunction allowing River's Edge to sell its niacinamide-based product, which is being substituted for Nicomide(R); as well as an increase in both the number and dollar amount of rebate redemptions on sales of Nicomide(R). We expect Non-PDT Drug Product gross margins to be in the 70-80% range during the remainder of 2007.

RESEARCH AND DEVELOPMENT COSTS -- Research and development costs for the three and six month periods ended June 30, 2007 were $1,577,000 and 3,103,000, as compared to $1,527,000 and 4,638,000, which for 2006 included $1,600,000 related to in-process research and development acquired as part of the merger with Sirius, in the comparable 2006 periods. Increased spending on our Phase IIb clinical trial on acne, was offset by reduced spending in the areas of photodamaged skin and Barrett's Esophagus.

Research and development expenses are expected to increase now that our Phase IIb clinical trial for acne has commenced, and to an even greater extent at such time as we may commence Phase III trials. The Phase II trial is being conducted at twelve (12) sites with approximately 250 patients, when fully enrolled. To date, 54 patients have been enrolled. We had entered into a clinical trial agreement in September 2004 with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, to study the use of ALA to treat high grade dysplasia within Barrett's Esophagus. However, the NCI DCP notified us that it will not be pursuing this study at this time. Therefore, at this time, we will not be incurring expenses for the laser devices, fiber optics and units of our proprietary sheath device that we were obligated to provide under the agreement. In March 2007, the U.S. Food and Drug Administration granted orphan drug status for Levulan(R) PDT for treatment of esophageal dysplasia. In November 2004, we also signed a clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare the overall clinical development plan for Levulan(R) PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been finalized. The NCI DCP used its resources to file its own Investigational New Drug application with the FDA, and approval to initiate the study was received. Our costs related to this study will be limited to providing Levulan(R), leasing lasers and the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property.

We have retained the services of a regulatory consultant to assist us with seeking foreign marketing approvals for our products, which will also cause research and development expenses to increase.

We have entered into a series of agreements for our research projects and clinical studies. As of June 30, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $1,274,000 for the remainder of 2007.

MARKETING AND SALES COSTS -- Marketing and sales costs for the three and six-month periods ended June 30, 2007 were $3,310,000 and $6,840,000, respectively, as compared to $3,177,000 and $5,867,000 for the comparable 2006 periods. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,005,000 and $4,247,000 for the three and six-month periods ended June 30, 2007, compared to $2,416,000 and $4,012,000 in the comparable periods in 2006. The increase in this category on a year-to-date basis is due to a higher average headcount in 2007 in comparison to 2006, primarily as the result of the Sirius merger. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $1,304,000 and $2,593,000 for the three and six month periods ended June 30, 2007, respectively, compared to $763,000 and $1,855,000 for the comparable 2006 periods. We expect marketing and sales costs to increase in 2007, compared with 2006, reflecting a full year of the expanded sales force, as well as expenses associated with the launch of our new product, ClindaReach(TM), but to decrease as a percentage of revenues.

GENERAL AND ADMINISTRATIVE COSTS -- General and administrative costs for the three and six-month periods ended June 30, 2007 were $2,833,000 and $5,856,000, respectively, as compared to $3,754,000 and $5,824,000 for the comparable 2006 periods. The decrease for the three month period ended June 30, 2007 compared to the same period in the prior year is mainly attributable to decreased legal costs, however, on a year-to-date basis, legal costs have increased slightly. These costs have been offset by a decrease in share-based compensation expense. General and administrative expenses are highly dependent on our legal fees, which can vary significantly from period to period, particularly in light of our litigation strategy to protect our intellectual property.

OTHER INCOME, NET -- Other income for the three and six-month periods ended June 30, 2007 decreased to $156,000 and $345,000, respectively, from $180,000 and $452,000 during the comparable 2006 periods. This decrease is primarily attributable to a decrease in our average investable cash balances during 2007 as we used cash to purchase Sirius, as well as to support our operating activities.

NET LOSSES - For the three and six months ended June 30, 2007, we incurred net losses of $2,477,000, or $0.13 per share, and $5,848,000, or $0.30 per share, respectively, as compared to net losses of $4,654,000, or $0.24 per share, and $9,294,000, or $0.50 per share, for the comparable periods in 2006. Net losses are expected to continue until end-user sales offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had approximately $13,050,000 of total liquid assets, comprised of $3,029,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,021,000. As of June 30, 2007, these securities had yields ranging from 2.6% to 6.2% and maturity dates ranging from July 2007 to October 2011. We estimate that existing cash and cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least June 30, 2008. Our net cash used in operations for the six-month period ended June 30, 2007 was $4,610,000, versus $6,632,000 used in the comparable 2006 period. The year-over-year decrease is directly attributable to the growth in our PDT segment products, as well as the addition of the Non-PDT Drug Products acquired in the Sirius merger, and the receipt of a milestone payment in the amount of $1.0 million from Daewoong, our distribution partner for certain Asian countries. During the first quarter of 2007, we made a milestone payment of $500,000 to the former shareholders of Sirius related to the launch of ClindaReach(TM). We expect that a second payment of $500,000 could become due in 2008 when the next product from the Sirius pipeline is approved. An abbreviated new drug application is currently pending.

Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials, development and commercialization. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators may exceed revenues in the future, which may result in continued losses from operations.

Our current operating plan includes initiatives aimed at both preserving and improving our cash position through various strategies, including the following:

     -    Continued revenue growth.

     - Successfully executing our collaboration agreements related to the international expansion of our Levulan(R) PDT franchise into Latin America and certain Asian territories.

     - Expanding our product offerings through in-licensing, development and commercialization of new products.

     - Out-licensing our Levulan(R) products or technology to additional countries.

In the short term, our liquidity would be most positively impacted from sales growth domestically and internationally. We will continue to pursue additional product offerings and licensing opportunities. However, we cannot be certain these initiatives will be successful. Accordingly, we may be required to raise additional funds. Such fund raising activities may include various sources, which could include debt and/or equity offerings, corporate collaborations, bank borrowings, and arrangements relating to asset-based or other financing methods. The source, amount, timing and availability of any financings will depend on the level of revenues from operations, market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued progress in our research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the receipt of additional milestones under existing licenses, establishment of additional collaborative arrangements, the cost of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions and, for any future proprietary products, the sales, marketing and promotion expenses associated with marketing such products. If adequate working capital is not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.

The availability of additional capital to us is highly uncertain. There can be no assurance that additional funding will be available to us on favorable terms, or at all. Any equity financing, if needed, would likely result in dilution to our existing stockholders and debt financing, if available, would likely involve significant cash payment obligations and include covenants that restrict our ability to operate our business on our own. Failure to raise capital or improve our liquidity from operations could materially adversely impact our business, our financial condition, results of operations and cash flows. If we fail to adequately address our liquidity issues, through increasing our cash flows from operations or obtaining additional capital from fund raising, this would impact our ability to continue as a going concern.

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

As of June 30, 2007, working capital (total current assets minus total current liabilities) was $13,863,000, as compared to $18,085,000 as of December 31, 2006. Total current assets decreased by $5.3 million during the six-month period ended June 30, 2007, due primarily to a decrease in our marketable securities, and total current liabilities decreased by $1.1 million during the same period due primarily to a decrease in accrued compensation and accrued expenses, partially offset by an increase in accounts payable.

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

CUMULATIVE
    SALES
  MILESTONE:    PAYMENT EARNED:
(in millions)    (in millions)
-------------   ---------------
$25.00               $1.50
 35.00                1.00
 45.00                1.00
                     -----
   Total:            $3.50
                     =====

During the first quarter of 2007, the Company paid $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying Condensed Consolidated Balance Sheet. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the period ending 42 months from the date of closing, is $4.5 million. If attained, the product launch portion of the contingent consideration is payable in cash and the cumulative sales milestone portion is payable in either common stock or cash, at our sole discretion. We expect that any such payments will result in increases in goodwill at the time of payment.

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

ACTAVIS TOTOWA, LLC

Under an agreement dated May 18, 2001, and amended on February 8, 2006, Sirius entered into an arrangement for the supply of Nicomide(R) with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. Actavis Totowa supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. Actavis Totowa has received several warning letters from the FDA regarding certain regulatory observations. To our knowledge, the primary observations noted in the warning letters were not related to Nicomide(R). However, with respect to Nicomide(R) and certain other products manufactured by Actavis

Totowa that would be covered under the FDA's compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs", the FDA requested that the manufacturer provide a copy of the labeling and information providing the basis for an exemption from the drug approval requirements. The FDA may take further action against Actavis Totowa and we are evaluating our options in order to maintain supply of Nicomide(R).

HARMONY LABS, INC.

Under an agreement dated September 18, 2001, and amended on February 16, 2006 and March 10, 2006 Sirius entered into an arrangement for the manufacturing and supply of the AVAR(R) line of products and Nicomide-T(R) with Harmony Labs, Inc. The agreement was assigned to us as part of the Sirius merger. Harmony supplies all of our requirements, however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 16, 2009.

L. PERRIGO COMPANY

On October 25, 2005, Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We have now launched this product, called ClindaReach(TM). Perrigo is entitled to royalties on net sales of ClindaReach(TM), including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.

WINSTON LABORATORIES, INC.

On or about January 30, 2006 Winston Laboratories, Inc., or Winston, and Sirius entered into a license agreement relating to a Sirius product, Psoriatec(R) (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of the former Sirius. This agreement was assigned to us as part of the Sirius merger. The 2006 agreement grants an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. We pay royalties on net sales of the product, and certain minimum royalties are due each year to maintain the license. We have an option to purchase the product from Winston at certain times prior to the expiration of the agreement on January 31, 2008, subject to rights to extend or terminate the agreement earlier. Minimum royalties to Winston are $300,000 per year ending January 31, 2008.

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

Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $94,000 as of June 30, 2007).

We are also obligated to pay to PARTEQ 5% of any lump sum sublicense fees we receive, such as milestone payments, excluding amounts designated by a sublicensee for future research and development efforts.

LICENSE AND SUPPLY AGREEMENTS

On August 7, 2007, we terminated our former License and Development Agreement with photonamic GmbH & Co. KG, a subsidiary of medac GmbH, a German pharmaceutical company, and a supply agreement with medac. These agreements provided for the licensing to DUSA of photonamic's proprietary technology related to ALA for systemic dosing in the field of brain cancer. Since we did not believe that the results from medac's European Phase III clinical study would be acceptable to the FDA and we do not intend to conduct additional clinical trials in the brain cancer field, we mutually terminated these agreements, without penalty, relinquishing our rights to the technology for fluorescent-guided resection of brain cancer. However, certain provisions of these agreements survive the termination. We entered a new License and Supply Agreement as of August 7, 2007 among photonamic, medac and us confirming our rights to use certain pre-clinical data and licensed technology on a non-exclusive basis outside of this field, in the U.S., and other territories and providing for a supply of medac's oral and intravenous formulation of ALA on terms to be mutually agreed upon. The term of the agreement is five (5) years, subject to rights to earlier termination and automatic renewals. No additional royalties or payments for the license is due to photonamic.

AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT

On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation ("NBC"), the manufacturer of our BLU-U(R) light source. This agreement provides for the elimination of certain exclusivity clauses, permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. We paid $110,000 to NBC upon execution of the agreement which is being amortized over the remaining term of the agreement, expiring November 5, 2008.

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

RESEARCH AGREEMENTS

We have entered into various agreements for research projects and clinical studies. As of June 30, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $3,124,000. Included in this future payment is a master services agreement, effective June 15, 2001, with Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2007 for a one year period. Therapeutics is entitled to receive a bonus of between $50,000 and $200,000, in cash or stock at our discretion, upon each anniversary of the effective date. Therapeutics has the opportunity for additional bonuses for each product indication ranging from $250,000 to $1,250,000 depending on the regulatory phase of development of products during Therapeutics' management.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at June 30, 2007:

                                    Total     1 Yr or less    2-3 Years    4-5 Years   After 5
                                 ----------   ------------   ----------   ----------   --------
Operating lease obligations      $2,323,000    $  469,000    $  886,000   $  836,000   $132,000
Purchase obligations (1, 2)       4,882,000     3,308,000     1,574,000           --         --
Minimum royalty obligations(3)    1,588,000       511,000       672,000      297,000    108,000
                                 ----------    ----------    ----------   ----------   --------
Total obligations                $8,793,000    $4,288,000    $3,132,000   $1,133,000   $240,000
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

As of June 30, 2007, the weighted average rate of return on our investments was 3.6%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2007, the fair market value of the portfolio would decline by $153,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, but not limited to expectations for Korean regulatory approval and launch, beliefs concerning the impact of compounding pharmacies, beliefs regarding estimates, our expectations regarding our merger with Sirius Laboratories, Inc. and matters relating thereto, our expectations concerning the introduction of niacinamide-based product, which is being substituted for Nicomide(R) and such products' impact on sales of Nicomide(R), beliefs concerning the focus on ClindaReach(TM) and its impact on other products and revenues, our expectations with respect to the River's Edge litigation and the patent reexamination process, management's beliefs regarding the unique nature of Levulan(R) and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan(R) and our other products and other potential indications, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our intention to develop combination drug and light device systems, our expectations regarding new proprietary endoscopic light delivery systems and the potential use of other light devices, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding other product launches in Brazil, Mexico, Korea and other territories, hope that our products will be an AK therapy of choice and barriers to achieving that status, our beliefs regarding growth, revenues and market opportunities from approved and potential products, our intention to postpone or commence or postpone clinical trials and investigator studies in 2007, our plans to eliminate certain expenses for the coming year and reallocate others, beliefs regarding the clinical benefit of Levulan(R) PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, the impact of a third-party's regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases in cost of product sales, expectations regarding margins on Kerastick(R) and other products, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, beliefs regarding accounting policies and practices, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition including from Metvixia, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding increased sales and marketing costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick(R) and BLU-U(R) units, our manufacturing capabilities and the impact of inventories on revenues, belief regarding interest rate risks to our investments and effects of inflation and new and existing accounting standards and policies, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under "Risk Factors" on pages 36 through

48, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

LEVULAN(R) LAWSUITS

In December 2004, we began a litigation strategy to protect our intellectual property. We began to file lawsuits against physicians to prevent their unlicensed use of versions of our Levulan(R) brand of ALA produced by third-parties for use in our patented PDT treatment for actinic keratosis, basal cell carcinoma, or acne. We have also sued compounding pharmacies which we believed were inducing physicians to infringe our patents on the photodynamic treatment of acne or actinic keratosis. The lawsuits against physicians and compounding pharmacies have settled favorably to us and we have the right to review their books and records to verify ongoing compliance. We expect to maintain this strategy as long as we believe physicians and compounding pharmacies are infringing our intellectual property.

We are in litigation with a chemical supplier in United States District Court for the District of District of Utah, and a light device manufacturer, a distributor, and a sales representative in United States District Court for the Southern District of Ohio, Eastern Division, alleging that these defendants induce physicians to infringe patents licensed to us, among other things. These cases are still at an early stage.

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

On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide product infringes our United States patent 6,979,468. We have posted $750,000 with the court that is being held in an interest bearing account. We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process. An unfavorable ruling in the USPTO or in the New Jersey litigation with respect to the validity of the Nicomide(R) patent, would allow generic manufacturers, including River's Edge, to lawfully compete directly with us and would have a material negative impact on our revenues, results of operations and liquidity. The parties are in the discovery stage of the New Jersey litigation. In addition, on June 14, 2007, the court granted the Company's motion for leave to file an amended complaint to assert claims against River's Edge for violations of the Lanham Act and infringement of our copyright. Also, the court dismissed the various state law claims that River's Edge had alleged against us. The court has also ordered that the parties participate in a non-binding mediation. The mediation is set to occur on August 9, 2007.

The Company has not accrued any amounts for potential contingencies as of June 30, 2007, as the amounts are neither probable nor estimable.

ITEM 1A. RISK FACTORS.

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1 of our Form S-8 filed in March 2007.

You should carefully consider and evaluate all of the information in, or incorporated by reference in, this Quarterly Report on Form 10-

Q. The following are among the risks we face related to our business, assets and operations. They are not the only ones we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the value of our securities.

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

NICOMIDE(R) WILL LIKELY LOSE SIGNIFICANT MARKET SHARE WITH THE RECENT ENTRY OF A
   GENERIC PRODUCT AND OUR ABILITY TO BECOME PROFITABLE WILL BE MORE DIFFICULT

In March 2006, we acquired Nicomide(R), in connection with our merger with Sirius Laboratories, Inc. Shortly after the closing of the merger, we became engaged in patent litigation with River's Edge Pharmaceuticals, LLC, or River's Edge, a company that launched a niacinamide-based product in competition with our Nicomide(R) product. River's Edge has also requested that the United States Patent and Trademark Office reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process by the USPTO presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge has reentered the market with its product in competition with Nicomide(R). We expect that Nicomide(R) sales will be adversely impacted throughout the litigation process and have a material negative impact on our revenues, results of operations and liquidity. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently, and our ability to become profitable will be more difficult. We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment and recorded an impairment charge of $15.7 million in 2006 to write down the then remaining net book value of the intangible assets. On August 9, 2007, we will participate in a court-ordered mediation.

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

As part of our FDA approval for the Levulan(R) Kerastick(R) for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA could request additional information and/or studies. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. We are in the process of changing some of our Levulan(R) marketing materials due to a warning letter we recently received from the FDA. This letter caused us to cease using a good portion of our marketing materials which made the selling effort of our Levulan(R) Kerastick(R) more difficult. If we receive other warning letters, our revenues may suffer.

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

On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC, or River's Edge, against us alleging, among other things, that, prior to the merger, Sirius Laboratories, Inc., or Sirius, agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division and has been dismissed. Nicomide is one of the key products DUSA acquired from Sirius in its merger. On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide-based product infringes our United States Patent No. 6,979,468. Although a preliminary injunction against sales of River's Edge's product had been in place since May, 2006, the injunction was lifted on March 7, 2007, so River's Edge is now selling its product in competition with Nicomide(R). We expect that Nicomide(R) sales will decrease significantly during the litigation process and make it more difficult to afford the cost of the litigation. If we do not ultimately prevail in our lawsuit, or if the Nicomide(R) patent is found to be invalid, our revenues from sales of Nicomide(R) will decrease permanently. We expect to eliminate some expenses planned for 2007 and reallocate others to provide more support to Levulan(R) and our new product, ClindaReach(TM). We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment and recorded an impairment charge of $15.7 million in 2006 to write down the then remaining net book value of the intangible assets.

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

The availability of additional capital to us is highly uncertain. There can be no assurance that additional funding will be available to us on favorable terms, if at all. Any equity financing, if needed, would likely result in dilution to our existing stockholders and debt financing, if available, would likely involve significant cash payment obligations and include restrictive covenants that restrict our ability to operate our business. Failure to raise capital if needed could materially adversely impact our business, our financial condition, results of operations and cash flows. If we fail to adequately address our liquidity issues, through increasing our cash flows from operations or obtaining additional capital from fund raising, this would impact our ability to continue as a going concern.

SINCE WE NOW OPERATE THE ONLY FDA APPROVED MANUFACTURING FACILITY FOR THE KERASTICK(R) AND CONTINUE TO RELY HEAVILY ON SOLE SUPPLIERS FOR THE MANUFACTURE OF LEVULAN(R), THE BLU-U(R), NICOMIDE(R), NICOMIDE-T(R), THE AVAR(R) LINE OF PRODUCTS, METED(R), PSORIACAP(R) AND PSORIATEC(R), ANY SUPPLY OR MANUFACTURING PROBLEMS COULD NEGATIVELY IMPACT OUR SALES.

If we experience problems producing Levulan(R) Kerastick(R) units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U(R) and the Levulan(R) Kerastick(R) in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U(R), We expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.

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

WE HAVE ONLY LIMITED EXPERIENCE MARKETING AND SELLING PHARMACEUTICAL PRODUCTS AND, AS A RESULT, OUR REVENUES FROM PRODUCT SALES MAY SUFFER.

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. In addition, our sales personnel have only recently begun to sell and market the products we acquired in our merger with Sirius. If our sales and marketing efforts fail, then sales of the Levulan(R) Kerastick(R), the BLU-U(R), Nicomide(R) and other products will be adversely affected.

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

           WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES

We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $2,477,000 and $5,848,000 for the three and six-month periods ended June 30, 2007, respectively. As of June 30, 2007, our accumulated deficit was approximately $126,735,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.

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

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

We are a small company with only 87 employees, including 4 part-time employees as of June 30, 2007. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

OUR PRODUCTS MAY LOSE MARKET SHARE IF NEW MANUFACTURERS BEGIN PRODUCING COMPETING PRODUCTS THAT ARE ABLE TO PENETRATE OUR MARKET.

    WE HAVE LEARNED THAT SOME COMPOUNDING PHARMACIES ARE PRODUCING A FORM OF
     AMINOLEVULINIC ACID HCL AND ARE MARKETING IT TO THE MEDICAL COMMUNITY.

We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan(R) product. Since December 2004, we filed lawsuits against some compounding pharmacies and physicians alleging violations of the Lanham Act for false advertising and trademark infringement, and of United States patent law. All of the lawsuits that have been concluded settled favorably to us. More recently, we have sued chemical suppliers, and a light device company, its distributor and a sales representative, alleging that they induce physicians to infringe patents licensed to us, among other things. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

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

   OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE
       BETTER PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING EXPERTISE.

We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera, PhotoTherapeutics, Inc. (U.K.) and PhotoCure ASA (Norway) which entered into a marketing agreement with Galderma S.A. for countries outside of Nordic countries for certain dermatology indications. We also anticipate that we will face increased competition as the scientific development of PDT and PD advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan(R). These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne and rosacea markets.

PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. PhotoCure's marketing partner could begin to market its product in direct competition with Levulan(R) in the U.S. under the terms of our patent license agreement and we may lose market share.

Axcan Pharma Inc. has received FDA approval for the use of its product, PHOTOFRIN(R), for PDT in the treatment of high grade dysplasia associated with Barrett's Esophagus. Axcan is the first company to market a PDT therapy for this indication for which we designed our proprietary sheath device and have conducted pilot clinical trials.

We expect that our principal methods of competition with other PDT products will be based upon such factors as:

-    the ease of administration of our method of PDT,

-    the degree of generalized skin sensitivity to light,

-    the number of required doses,

- the selectivity of our drug for the target lesion or tissue of interest, and

-    the type and cost of our light systems.

Our primary competition in the acne and rosacea markets include oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. We are also aware of new products that were launched recently which will compete with Nicomide(R) and the AVAR(R) line of products which could negatively impact our market share. In addition, River's Edge's niacinamide-based product which competes with our Nicomide(R) product has reentered the market, and other generic companies may also decide to enter the market while our patent litigation and reexamination process are proceeding, or thereafter if the court or if the USPTO finds that our Nicomide patent is invalid. The entry of new products from time to time would likely cause us to lose market share.

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

As of June 30, 2007 there were outstanding options and warrants to purchase 3,276,000 Shares of Common Stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR SPECIALTY PHARMACEUTICAL AND BIOTECHNOLOGY STOCKS COULD RESULT IN SUDDEN CHANGES IN THE MARKET VALUE OF OUR STOCK.

The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2006 to June 30, 2007, the price of our stock has ranged from a low of $2.75 to a high of $11.12. Factors that contributed to the volatility of our stock during this period included:

-    quarterly levels of product sales;

-    clinical trial results;

-    general market conditions;

-    patent litigation;

-    increased marketing activities or press releases; and

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Matters submitted to a vote of security holders of the Company at the Annual Meeting of Shareholders held June 14, 2007 included the election of seven (7) directors, and the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for 2007.

a) The following persons were elected to serve as directors of the Corporation:

                                         Votes Cast                 Broker
                        Votes Cast For     Against    Abstained   Non-votes
                        --------------   ----------   ---------   ---------
D. Geoffrey Shulman       15,746,945      2,111,805      -0-         -0-
John H. Abeles            15,747,145      2,111,605      -0-         -0-
David Bartash             15,755,100      2,103,650      -0-         -0-
Jay Haft                  15,747,077      2,111,673      -0-         -0-
Richard C. Lufkin         15,746,089      2,112,661      -0-         -0-
Magnus Moliteus           15,755,631      2,103,119      -0-         -0-
Robert Doman              15,747,127      2,111,623      -0-         -0-

b) Shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for 2007 as follows:

                                         Votes Cast                 Broker
                        Votes Cast For     Against    Abstained   Non-votes
                        --------------   ----------   ---------   ---------
Deloitte & Touche LLP     17,748,276       32,760       77,711       -0-

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.   Description of Exhibit
-----------   ----------------------
10            License and Supply Agreement dated August 7, 2007 among DUSA, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference

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

99 Press Release by the registrant dated August 7, 2007 regarding quarterly earnings

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUSA Pharmaceuticals, Inc.


Date: August 7, 2007                    By: /s/ Robert F. Doman
                                            ------------------------------------
                                            Robert F. Doman
                                            President and Chief Executive
                                            Officer
                                            (principal executive officer)


Date: August 7, 2007                    By: /s/ Richard C. Christopher
                                            ------------------------------------
                                            Richard C. Christopher
                                            Vice President, Finance and Chief
                                            Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX

10 License and Supply Agreement dated August 7, 2007 among DUSA, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference

31(a) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b) Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99 Press Release by the registrant dated August 7, 2007 regarding quarterly earnings