Form 10-Q
period 2007-09-30
DUSA PHARMACEUTICALS INC
filed 2007-11-09
CIK 879993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2007

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

              ____________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Yes [ ] No [X]

As of November 8, 2007, the registrant had 24,076,110 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      -  Condensed Consolidated Balance Sheets at September 30, 2007
         and December 31, 2006 (Unaudited)                                   3
      -  Condensed Consolidated Statements of Operations for the
         three and nine-month periods ended September 30, 2007 and
         2006 (Unaudited)                                                    4
      -  Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended September 30, 2007 and 2006
         (Unaudited)                                                         5
      -  Notes to the Condensed Consolidated Financial Statements
         (Unaudited)                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         41

Item 4.  Controls and Procedures                                            41

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  43

Item 1A. Risk Factors                                                       44

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        58

Item 3.  Defaults Upon Senior Securities                                    58

Item 4.  Submission of Matters to a Vote of Security Holders                58

Item 5.  Other Information                                                  58

Item 6.  Exhibits                                                           59

SIGNATURES

Exhibit Index

EX-10(a) Amendment to the Marketing, Distribution and Supply Agreement dated
         September 26, 2007, between the Company and Stiefel Laboratories, Inc. EX-31.1 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2  SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1  SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2  SECTION 906 CERTIFICATION OF THE C.F.O.
EX-99.1  Press Release

                                     PART I.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2007            2006
                                              -------------   -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $   1,004,387   $   3,267,071
Marketable securities available-for-sale         10,219,201      14,943,196
Accrued interest receivable                          82,762         158,374
Accounts receivable, net                          1,717,076       2,060,565
Inventory                                         3,430,296       2,343,472
Prepaids and other current assets                   965,743       1,535,819
                                              -------------   -------------
TOTAL CURRENT ASSETS                             17,419,465      24,308,497
Restricted cash                                     166,813         162,805
Property, plant and equipment, net                2,278,264       2,567,286
Goodwill                                          6,272,505       5,772,505
Deferred charges and other assets                 1,019,338         944,720
                                              -------------   -------------
TOTAL ASSETS                                  $  27,156,385   $  33,755,813
                                              =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                              $     721,387   $     649,523
Accrued compensation                                599,112       1,674,470
Other accrued expenses                            2,975,167       3,841,891
Deferred revenue                                    468,741          57,270
                                              -------------   -------------
TOTAL CURRENT LIABILITIES                         4,764,407       6,223,154
Other liabilities                                 2,240,847       1,199,086
                                              -------------   -------------
TOTAL LIABILITIES                             $   7,005,254   $   7,422,240
                                              =============   =============
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS' EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000
   shares designated
   As common stock, no par, and 60,000,000
   shares issuable in series or classes;
   and 40,000 junior Series A preferred
   shares.
   Issued and outstanding: 19,495,067 and
   19,480,067 shares of common stock, no
   par, at September 30, 2007 and
   December 31, 2006                            143,250,537     142,959,298
Additional paid-in capital                        5,466,745       4,320,625
Accumulated deficit                            (128,613,094)   (120,886,977)
Accumulated other comprehensive gain (loss)          46,943         (59,373)
                                              -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                       20,151,131      26,333,573
                                              -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  27,156,385   $  33,755,813
                                              =============   =============

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              -------------------------   --------------------------
                                                 2007           2006          2007          2006
                                              -----------   -----------   -----------   ------------
Product Revenues                              $ 5,784,194   $ 6,062,720   $19,323,232   $ 17,432,350
Cost of Product Revenues                        1,573,897     2,849,485     5,506,540      7,635,407
                                              -----------   -----------   -----------   ------------
GROSS MARGIN                                    4,210,297     3,213,235    13,816,692      9,796,943
Operating Costs
Research and Development                        1,225,462     1,343,880     4,328,475      4,382,134
In-process Research and Development                    --            --            --      1,600,000
Marketing and Sales                             2,887,370     3,246,886     9,727,660      9,114,093
General and Administrative                      2,110,766     2,603,237     7,966,791      8,427,324
                                              -----------   -----------   -----------   ------------
TOTAL OPERATING COSTS                           6,223,598     7,194,003    22,022,926     23,523,551
                                              -----------   -----------   -----------   ------------
LOSS FROM OPERATIONS                           (2,013,301)   (3,980,768)   (8,206,234)   (13,726,608)
OTHER INCOME
Other income, net                                 135,519       194,129       480,117        645,707
                                              -----------   -----------   -----------   ------------
NET LOSS                                      $(1,877,782)  $(3,786,639)  $(7,726,117)  $(13,080,901)
                                              ===========   ===========   ===========   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $     (0.10)  $     (0.19)  $     (0.40)  $      (0.77)
                                              ===========   ===========   ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED              19,495,067    19,449,442    19,487,594     17,041,197
                                              ===========   ===========   ===========   ============

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                               2007           2006
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (7,726,117)  $(13,080,901)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Amortization of premiums and accretion of discounts
   on marketable securities available-for-sale                 (157,401)        38,766
Realized loss (gain) on sale of marketable securities,
   available-for-sale                                             2,533        (14,015)
Depreciation and amortization                                   512,471      3,302,624
Deferred revenue recognized                                    (481,051)            --
In-process research and development charge                           --      1,600,000
Stock-based compensation                                      1,146,120      1,413,116
Changes in other assets and liabilities impacting cash
   flows from operations (net of impact of acquisition):
   Accrued interest receivable                                  343,489        241,497
   Accounts receivable                                           75,612        259,100
   Inventory                                                 (1,086,824)       (79,271)
   Prepaid and other current assets                             570,076       (730,129)
   Deferred charges and other assets                            (74,618)      (793,082)
   Accounts payable                                              71,864     (1,310,300)
   Accrued compensation and other accrued expenses           (1,691,490)      (143,590)
   Deferred revenue                                           1,839,088        971,443
   Other liabilities                                             95,195            323
                                                           ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                        (6,561,053)    (8,324,419)
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received                (500,000)    (7,767,006)
Purchases of marketable securities
                                                            (12,560,937)    (4,008,844)
Proceeds from maturities and sales of marketable
   securities                                                17,546,115     21,176,393
Restricted cash                                                  (4,008)       (16,295)
Purchases of property, plant and equipment                     (223,451)      (172,277)
                                                           ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     4,257,719      9,211,971
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options                                40,650         40,956
                                                           ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (2,262,684)       928,508
                                                           ------------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,267,071      4,210,675
                                                           ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,004,387   $  5,139,183
                                                           ============   ============

See the accompanying notes to the Condensed Consolidated Financial Statements

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheet as of September 30, 2007, and the Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007 and 2006 of DUSA Pharmaceuticals, Inc. (the "Company" or "DUSA") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

     The Company has an accumulated deficit of $128,613,000 as of September 30, 2007. The Company has funded its operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. The Company expects to incur significant additional research and development and other costs including costs related to clinical trials. The Company's costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators currently exceed and may continue to exceed revenues in the future, which may result in continued losses from operations. The Company's net cash used in operations for the nine-month period ended September 30, 2007 was $6,561,000, versus $8,324,000 used in the comparable 2006 period. At September 30, 2007, the Company had approximately $11,224,000 of total liquid assets, comprised of $1,005,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,219,000. The Company estimates that existing cash and cash equivalents and marketable securities, milestone payments associated with its international marketing and distribution agreements, the settlement payment from River's Edge, and the approximately $10.3 million of net proceeds raised subsequent to September 30, 2007 in the private placement, see Note 17 Subsequent Events, will be sufficient to meet our cash requirements for at least the next two years.

2) SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS
REVENUES

     The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accounting for revenue transactions relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

     For revenues associated with contractual agreements with multiple deliverables, the Company uses revenue recognition criteria outlined in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 13, Revenue Recognition ("SAB Topic 13") and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from contractual agreements are recognized based on the performance requirements of those agreements. As

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

prescribed by EITF 00-21, the Company analyzes each contract in order to separate each deliverable into separate units of accounting and then recognizes revenue for those separated units at their fair values as earned in accordance with the SAB Topic 13 or other applicable revenue recognition guidance.

     PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Kerastick(R) and BLU-U(R) product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because the Company did not have sufficient history with its distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, the Company began recognizing revenue as product is sold to distributors because it believes it has sufficient history to reliably estimate returns from distributors beginning January 1, 2006. This change in estimate was not material to the Company's revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     In January 2006, as amended in September 2007, the Company entered into an exclusive marketing, distribution and supply agreement (the "Agreement") with Stiefel Laboratories, Inc. ("Stiefel") for Levulan(R) PDT in Latin America (see
Note 12). Under the Agreement, Stiefel is required to purchase Levulan(R) from the Company and make up front, milestone and royalty payments. Stiefel may cancel the Agreement if there is a breach of contract, if either party files for bankruptcy, if its sales during any year are less than its minimum purchase obligations, or, as to Brazil only, if acceptable pricing approval, as defined in the Agreement, is not obtained. No upfront or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications. The Company is obligated under the Agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. Under EITF No. 00-21 the deliverables under the Agreement are treated as a single unit of accounting, as the Company does not have evidence to support that the consideration for the undelivered item, Levulan(R) units to be shipped, is at fair value. Except during the launch phase when revenues are recognized based on end-user demand, revenues from unit sales of Levulan(R) are recognized upon product shipment. The Agreement establishes a fixed supply price per unit, as well as a royalty based on a percentage of the net sales price to end-users. Royalty revenues are recorded each quarter based on Stiefel's reported net sales for that quarter. Royalties are included in product revenues.

     The non-refundable up-front payments will be recognized into revenues on a straight-line basis commencing upon the first product shipments in a country (see Note 12) over the remaining initial contractual term of the Agreement, which is 10 years. The initial contractual term coincides with management's best estimate of the product life cycle. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining initial contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of September 30, 2007, in accordance with the Company's policy of deferring revenues on new product launches, the Company has deferred revenues of $110,000 related to product shipments of Levulan(R) Kerastick(R) into Mexico and Argentina that have not yet been sold through to the end user customers.

     On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong Pharmaceutical Co., Ltd., or Daewoong, and Daewoong's wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, and collectively with Daewoong referred to as D&D, covering current and future uses of the Levulan(R) Kerastick(R) for PDT in dermatology. The agreement grants D&D exclusive rights to distribute, promote and sell the Levulan(R) Kerastick(R) in Korea, Taiwan, China, including without limitation Hong Kong, India, Indonesia, Malaysia, Philippines,

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Singapore, Thailand and Vietnam. We will manufacture and supply the product to D&D from our facility in Wilmington, MA. The agreement has an initial term of ten years (subject to earlier termination and extension provisions). Under the terms of the agreement, D&D will make up to $3.5 million in milestone payments to DUSA, $1.0 million of which was paid upon contract execution during the first quarter of 2007 and another $1.0 million was paid subsequent to September 30, 2007 upon achieving regulatory approval in Korea. See Note 17 Subsequent Events. The remaining milestones are based upon achievement of pre-determined cumulative sales targets in the territory subject to certain terms and conditions. In order to maintain its exclusive rights, D&D is obligated to purchase a minimum number of units of the product and meet regulatory timelines. We will also receive a minimum transfer price per unit plus a percentage of D&D's end-user price above a certain level. The $1.0 million received during the first quarter of 2007 has been deferred in its entirety and is included in other long term liabilities in the accompanying condensed consolidated financial statements. We expect to launch our product in Korea during the fourth quarter of 2007.

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

     For new product launches where the Company does not have the ability to reliably estimate returns, revenue is recognized based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and the Company has sufficient data to determine product acceptance in the marketplace which allows the Company to estimate product returns, the Company recognizes revenue upon shipment to wholesalers, net of discounts and allowances. As of September 30, 2007, the Company deferred $303,000 in revenue related to the launch of ClindaReach(TM), which occurred in March 2007.

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The Company offers its wholesaler customers a 2% prompt pay discount. The Company evaluates the amount accrued for prompt pay discounts by analyzing the unpaid invoices in its accounts receivable aging subject to a prompt pay discount. Prompt pay discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated based on actual and expected activity at each reporting date. The Company records these discounts at the time of sale and they are accounted for as a reduction of revenues. A summary of activity in the Company's valuation accounts are as follows:

              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007:

                                                                                 ACTUAL
                                      PROVISION RELATED TO   PROVISION FOR     RETURNS OR     BALANCE AT
                        BALANCE AT      SALES MADE IN THE    SALES MADE IN   CREDITS IN THE    SEPTEMBER
                       JULY 1, 2007      CURRENT PERIOD      PRIOR PERIODS   CURRENT PERIOD    30, 2007
                       ------------   --------------------   -------------   --------------   ----------
Accrued Expenses:
Returns and
   allowances            $705,000           $(16,000)             $--          $(189,000)      $500,000

Accounts receivable:
Prompt payment
   discounts             $ 17,000           $ 53,000              $--          $ (57,000)      $ 13,000

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007:

                                                                                 ACTUAL
                        BALANCE AT    PROVISION RELATED TO   PROVISION FOR     RETURNS OR     BALANCE AT
                          JANUARY       SALES MADE IN THE    SALES MADE IN   CREDITS IN THE    SEPTEMBER
                          1, 2007        CURRENT PERIOD      PRIOR PERIODS   CURRENT PERIOD    30, 2007
                       ------------   --------------------   -------------   --------------   ----------
Accrued Expenses:
Returns and
   allowances            $632,000           $484,000              $--          $(616,000)      $500,000

Accounts receivable:
Prompt payment
   discounts             $ 23,000           $181,000              $--          $(191,000)      $ 13,000

WARRANTIES

     The Company routinely accrues for estimated future warranty costs on its medical device product sales at the time of sale. Our products are subject to rigorous regulation and quality standards. Warranty costs were $25,000 and $77,000 for the three and nine month periods ended September 30, 2007 compared to $10,000 and $31,000, respectively, in the comparable 2006 periods, and were included in cost of product revenues.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

SHARE-BASED COMPENSATION

     The Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, the Company measures all employee share-based compensation awards using a fair value based method and records share-based compensation expense in its financial statements if the requisite service to earn the award is provided. In accordance with SFAS No. 123(R), the Company recognizes the expense attributable to stock awards that are expected to vest in the accompanying condensed consolidated statements of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company will not early adopt the provisions of SFAS No. 159 and is in the process of evaluating whether it will choose to measure any eligible financial assets and liabilities at fair value.

     In September 2006 the FASB issued SFAS No. 157, Fair Market Measurements. SFAS No. 157

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The effect of adoption on the Company's financial position and results of operations have not been determined.

     In September 2006, Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4) was issued. EITF 06-4 requires the recognition of a liability for an agreement with an employee to provide future postretirement benefits, as this obligation is not effectively settled upon entering into an insurance arrangement. The provisions of this standard are effective for years beginning after December 15, 2007. The Company is currently evaluating what effect the adoption of EITF 06-4 will have on its consolidated financial statements.

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives, including new product approvals or launches and the achievement of pre-determined total cumulative sales milestones for the Sirius products over the period ending 42 months from the date of close (but see below for the amendment to this provision). The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments earned are, as follows:

CUMULATIVE SALES MILESTONE:   PAYMENT EARNED:
       (in millions)           (in millions)
---------------------------   ---------------
$25.0                              $1.5
 35.0                               1.0
 45.0                               1.0
                                   ----
   Total:                          $3.5
                                   ====

     In addition, the merger agreement provides for the payment of three milestones related to new product approvals and/or launches each in the amount of $500,000 per milestone, or $1.5 million in the aggregate, if the milestones are achieved. During the first quarter of 2007, the Company paid the first of these milestones in the amount of $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying Condensed Consolidated Balance Sheet. The Company will not accrue contingent consideration obligations prior to the attainment of the objectives. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the potential milestone period from the date of close, is $4.5 million. If attained, the new product or launch portion of the contingent consideration is payable in cash and the sales milestone portion is payable in either common stock or cash, at the Company's sole discretion. Any such payments will result in increases in goodwill at time of payment.

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

     In connection with the license agreement between the Company and River's Edge Pharmaceuticals, LLC, ("River's Edge") as described in Note 17 Subsequent Events, the Company granted a perpetual, exclusive license to River's Edge to manufacture and sell four products acquired from Sirius in connection with the settlement of litigation with River's Edge. As part of the consideration for the settlement, the Company will receive a royalty on net sales of those products, including a guaranteed minimum royalty of $300,000, payable in equal annual installments of $100,000 for three years. In connection with the license, DUSA requested and received a waiver to certain obligations to promote these products from the Sirius shareholder representatives acting on behalf of all of the former shareholders of Sirius As consideration for the waiver, the Company and the Sirius shareholder representatives agreed to amend the merger agreement to extend the milestone termination date provided in the merger agreement by eight
(8) additional months and agreed that for the balance of the 50 month period prior to the milestone termination date (as amended), DUSA will credit the cumulative net sales milestone amounts under the merger agreement with a monthly amount equal to the average of the last

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12-months of net sales by DUSA of the four products licensed to River' Edge.

4) GOODWILL AND INTANGIBLE ASSETS

     Under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill and certain intangible assets are deemed to have indefinite lives and are not amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill be tested for impairment annually, utilizing the "fair value" methodology. The Company has adopted December 1st as the date of the annual impairment test for goodwill.

     At September 30, 2007, goodwill was $6.3 million and was all attributable to the Non-PDT Drug Products operating segment (see Note 13). Amortization expense related to intangible assets was $437,000 and $977,000 for the three and nine-month periods ended September 30, 2006 and $0 for both periods in 2007. Amortization expense is included in cost of product revenues in the accompanying Condensed Consolidated Statements of Operations. Shortly after the closing of the merger, the Company became engaged in patent litigation with River's Edge Pharmaceuticals, LLC ("River's Edge"), a company that launched its niacinamide-based product which is being substituted for our product, Nicomide. River's Edge also requested that the United States Patent and Trademark Office, or USPTO, reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. River's Edge reentered the market with its product in competition with Nicomide(R). As a result, in 2006 the identifiable intangible assets resulting from the Sirius acquisition were determined to be impaired based on an analysis of the carrying value and projected future cash flows of the assets. The impairment analysis resulted in a write down of approximately $15.7 million in 2006, the then remaining net book value of the intangible assets.

     Subsequent to September 30, 2007, the Company and River's Edge entered into a settlement agreement related to the litigation involving Nicomide(R) (the "Settlement Agreement"). The Settlement Agreement is further described in Note 17 Subsequent Events.

5) MARKETABLE SECURITIES

     The Company's investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds, all classified as available-for-sale. As of September 30, 2007, current yields range from 2.5% to 6.2% and maturity dates range from October 2007 to October 2011. The estimated fair value and cost of marketable securities at September 30, 2007 and December 31, 2006 are as follows:

                                                                  September 30, 2007
                                                 ---------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized    Unrealized   Unrealized       Fair
                                                     Cost         Gains       Losses        Value
                                                 -----------   ----------   ----------   -----------
United States government securities              $ 8,610,638     $74,284     $(27,674)   $ 8,657,248
Corporate securities                               1,561,620       2,664       (2,331)     1,561,953
                                                 -----------     -------     --------    -----------
Total marketable securities available-for-sale   $10,172,258     $76,948     $(30,005)   $10,219,201
                                                 ===========     =======     ========    ===========

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                  December 31, 2006
                                                 ---------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized    Unrealized   Unrealized       Fair
                                                     Cost         Gains       Losses        Value
                                                 -----------   ----------   ----------   -----------
United States government securities              $11,673,884      $112       $(51,687)   $11,622,309
Corporate securities                               3,328,685       295         (8,093)     3,320,887
                                                 -----------      ----       --------    -----------
Total marketable securities available-for-sale   $15,002,569      $407       $(59,780)   $14,943,196
                                                 ===========      ====       ========    ===========

     The change in net unrealized gains and losses on such securities for the three and nine-month periods ended September 30, 2007 was ($94,000) and ($106,000), respectively, as compared to ($57,000) and $(27,000) for the three and nine-month periods ended September 30, 2006, and have been recorded in accumulated other comprehensive income, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets. Realized gains (losses) on sales of marketable securities were ($10,000) and ($3,000) for the three and nine-month periods ended September 30, 2007, respectively, as compared to $0 and $14,000 for the three and nine-month periods ended September 30, 2006.

6) CONCENTRATIONS

     The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. In addition, the Company is dependent upon sole source suppliers for a number of its products.

     The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company's total revenues for the three and nine-month periods ended September 30, 2007 and 2006, and accounts receivable as of September 30, 2007 and December 31, 2006 are as follows:

                          % OF REVENUE                      % OF REVENUE                 % OF ACCOUNTS
                        THREE MONTHS ENDED                NINE MONTHS ENDED             RECEIVABLE AS OF
                  -----------------------------   -----------------------------   ----------------------------
                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                      2007             2006            2007            2006            2007           2006
                  -------------   -------------   -------------   -------------   -------------   ------------
Customer A               2%              4%              5%              6%              4%            14%
Customer B              14%             14%             12%             11%             15%            16%
Customer C              16%             27%             17%             19%             19%            17%
Customer D               7%              7%              6%              6%              8%            10%
Other customers         61%             48%             60%             58%             54%            43%
                       ---             ---             ---             ---             ---            ---
Total                  100%            100%            100%            100%            100%           100%
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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7) INVENTORY

Inventory consisted of the following:

                            September 30,   December 31,
                                 2007           2006
                            -------------   ------------
Finished goods                $2,456,967     $1,425,131
BLU-U(R) evaluation units        126,845        166,812
Work in process                  305,369        257,358
Raw materials                    541,115        494,171
                              ----------     ----------
                              $3,430,296     $2,343,472
                              ==========     ==========

     BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. We amortize the cost of the evaluation units during the valuation period to cost of product revenues to approximate their net realizable value.

8) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

                                    September 30,   December 31,
                                         2007           2006
                                    -------------   ------------
Research and development costs        $  358,074     $  458,792
Marketing and sales costs                158,765        314,770
Product related costs                  1,256,700      1,739,424
Legal and other professional fees        834,796        634,655
Employee benefits                        358,584        294,673
Other accrued expenses                     8,248        399,577
                                      ----------     ----------
                                      $2,975,167     $3,841,891
                                      ==========     ==========

9) INCOME TAXES

     On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the amount of tax benefits recognized must be the largest amount of tax benefit that has a greater than 50% likelihood of being sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

10) SHARE-BASED COMPENSATION

     Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three and nine-month periods ended September 30, 2007 and 2006 included the following line items:

                                       Three-months ended              Nine-months ended
                                 -----------------------------   -----------------------------
                                 September 30,   September 30,   September 30,   September 30,
                                     2007             2006           2007            2006
                                 -------------   -------------   -------------   ------------
Cost of Product Revenues            $ 25,000        $ 24,000       $   75,000     $   61,000
Research and Development              94,000         101,000          280,000        263,000
Marketing and Sales                  115,000         123,000          134,000        270,000
General and Administrative           194,000         195,000          657,000        819,000
                                    --------        --------       ----------     ----------
Total share-based compensation
   expense                          $428,000        $443,000       $1,146,000     $1,413,000
                                    ========        ========       ==========     ==========

     The weighted-average estimated fair value of employee stock options granted during the nine month periods ended September 30, 2007 and 2006 was $1.99 and $4.58 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

                                         Three-months ended       Nine-months ended
                                            September 30            September 30
                                       ---------------------   -----------------------
                                          2007        2006        2007        2006
                                       ---------   ---------   ---------   -----------
Volatility                               62.2%       63.7%       62.2%        63.7%
Risk-free interest rate                   4.7%        5.1%        4.5%         5.1%
Expected dividend yield                     0%          0%          0%           0%
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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     Non-Qualified Stock Options - All of the non-qualified stock options, or NSOs, granted under the 2006 Plan have an expiration period not exceeding seven years and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate. In addition, the Company initially grants each individual who agrees to become a non-management director 15,000 NSOs to purchase common stock of the Company. Thereafter, each non-management director reelected at an Annual Meeting of Shareholders will automatically receive an additional 10,000 NSOs on June 30 of each year. Grants to directors immediately vest on the date of the grant.

     Incentive Stock Options - All of the incentive stock options, or ISOs, granted under the 2006 Plan have an expiration period not exceeding seven years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate.

     A summary of stock option activity for the nine month period ended September 30, 2007 is as follows:

                                                     WEIGHTED
                                        NUMBER        AVERAGE
                                      OF SHARES      EXERCISE
                                    (IN THOUSANDS)     PRICE
                                    --------------   --------
Outstanding at January 1, 2006         2,730,875      $11.58
Options granted                          414,000        3.30
Options forfeited                        (24,499)       7.48
Options expired                          (91,251)       6.70
Options exercised                        (15,000)       2.71
                                       ---------      ------
Outstanding at September 30, 2007      3,014,125      $10.66
                                       =========      ======
Exercisable at September 30, 2007      2,139,442      $12.33
                                       =========      ======

     The weighted average remaining contractual term was approximately 5.11 years for stock options outstanding and approximately 4.24 years for stock options exercisable as of September 30, 2007.

     The total intrinsic value (the excess of the market price over the exercise price) was approximately $55,000 for stock options outstanding and $53,000 for stock options exercisable as of September 30, 2007. The total intrinsic value for stock options exercised in 2007 was $31,000.

11) BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per common share is based on the weighted-average number of shares outstanding

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

during each period. For the periods ended September 30, 2007, and 2006, stock options, warrants and rights totaling approximately 3,264,000 and 3,110,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The 2,396,245 shares issued in the Sirius acquisition, which includes 422,892 shares placed into a liability escrow account, are included in the weighted-average number of shares outstanding from the date of issuance, March 10, 2006.

12) STIEFEL AGREEMENT

     In January 2006, DUSA licensed to Stiefel Laboratories, Inc. ("Stiefel") the exclusive Latin American rights to market Levulan(R) PDT. The agreement was amended in September, 2007. The amendment reduced the milestone payments by Stiefel from up to $3.0 million to up to $2.25 million. DUSA also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction Stiefel agreed to pay DUSA as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil;
(iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina. DUSA is currently deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the first quarter of 2016, which is DUSA's best estimate of the end of the useful economic life of the product, which also coincides with the contractual term of the Stiefel Agreement. During the third quarter of 2007, DUSA's product sales of Levulan(R) to Stiefel was $110,000, which has been deferred in its entirety at September 30, 2007 in accordance with the Company's policy of deferring revenues during a product's launch phase and recognizing revenues based on end-user demand.

13) SEGMENT REPORTING

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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2007             2006            2007           2006
                                           -------------   -------------   -------------   -------------
REVENUES
PDT Drug & Device Product Revenues           $3,488,759      $3,234,919     $12,107,246     $10,929,242
Non-PDT Drug Product Revenues                 2,295,435       2,827,801       7,215,986       6,503,108
                                             ----------      ----------     -----------     -----------
Total Revenues                                5,784,194       6,062,720      19,323,232      17,432,350
COSTS OF REVENUES
PDT Drug & Device Cost of Product
   Revenues and Royalties                     1,154,644       1,242,860       3,608,233       3,971,093
Non-PDT Drug Cost of Product
   Revenues and Royalties                       419,253       1,606,625       1,898,307       3,664,314
                                             ----------      ----------     -----------     -----------
Total Costs of Product Revenues and
   Royalties                                  1,573,897       2,849,485       5,506,540       7,635,407
GROSS MARGIN
PDT Drug and Device Product Gross Margin      2,334,115       1,992,059       8,499,015       6,958,149
Non-PDT Drug Product Gross Margin             1,876,182       1,221,176       5,317,677       2,838,794
                                             ----------      ----------     -----------     -----------
Total Gross Margin                           $4,210,297      $3,213,235     $13,816,692     $ 9,796,943
                                             ==========      ==========     ===========     ===========

     During the three and nine-month periods ended September 30, 2007 and 2006, the Company derived revenues from the following geographies (as a percentage of product revenues):

                THREE MONTHS ENDED   NINE MONTHS ENDED
                   SEPTEMBER 30         SEPTEMBER 30
                ------------------   -----------------
                  2007      2006       2007      2006
                -------   --------   -------   -------
United States      98%       96%        97%       94%
Canada              2%        4%         3%        6%
                  ---       ---        ---       ---
Total             100%      100%       100%      100%
                  ===       ===        ===       ===

     Asset information by operating segment is not reported to or reviewed by the chief operating decision maker and, therefore, we have not disclosed asset information for each operating segment.

14) COMPREHENSIVE LOSS

     For the three and nine-month periods ended September 30, 2007 and 2006, comprehensive loss consisted of the following:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30                SEPTEMBER 30
                                   -------------------------   --------------------------
                                       2007          2006          2007          2006
                                   -----------   -----------   -----------   ------------
NET LOSS                           $(1,877,782)  $(3,786,639)  $(7,726,117)  $(13,080,901)
Change in net unrealized gains
   and losses on marketable
   securities available for sale        94,312       (56,756)      106,316        (27,313)
                                   -----------   -----------   -----------   ------------
COMPREHENSIVE LOSS                 $(1,783,470)  $(3,843,395)  $(7,619,801)  $(13,108,214)
                                   ===========   ===========   ===========   ============

     Accumulated other comprehensive income consists of net unrealized gains and losses on marketable securities available-for-sale, which is reported as part of shareholders' equity in the Condensed Consolidated Balance Sheets.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15) DEFERRED COMPENSATION PLAN

     In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the "Plan"), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of DUSA (the "Participants"). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant's deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. Included in other liabilities is $105,000 at September 30, 2007, representing the Company's obligation under the Plan. DUSA's obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. The Company has purchased corporate owned life insurance to serve as the funding vehicle for the Plan. The cash surrender value of the life insurance policy is recorded in deferred charges and other assets and totaled $103,000 at September 30, 2007.

16) COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

RIVER'S EDGE

     On March 28, 2006, a lawsuit was filed by River's Edge Pharmaceuticals, LLC against us alleging, among other things, that, prior to the merger with DUSA, Sirius agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December 2005 is invalid. The declaratory judgment suit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division but has been dismissed. Nicomide(R) is one of the key products DUSA acquired from Sirius in its merger. River's Edge has also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide(R) patent. On April 20, 2006, the Company filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that the River's Edge niacinamide product infringes U.S. Patent No. 6,979,468. The Company posted $750,000 with the court in an interest bearing account. Although the court issued a preliminary injunction against sales of River's Edge's product in May 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process presented sufficient changed circumstances to warrant the dissolution of the injunction. On June 14, 2007, the court granted DUSA's request to amend its complaint to assert claims against River's Edge for violations of the Lanham Act and infringement of its copyright. Also, the court dismissed the various state law claims that River's Edge had alleged against the Company. The court also ordered that the parties participate in a non-binding mediation which took place on August 9, 2007. Following the lifting of the preliminary injunction, River's Edge reentered the market with its niacinamide-based product in competition with Nicomide(R). Following the end of this quarter, DUSA and River's Edge settled this litigation. See Note 17 Subsequent Events.

17) SUBSEQUENT EVENTS

SETTLEMENT OF RIVER'S EDGE LITIGATION INVOLVING NICOMIDE(R)

     On October 28, 2007, the Company entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") to dismiss the lawsuit brought by DUSA against River's Edge Pharmaceuticals, LLC ("River's Edge") asserting a number of claims arising out of River's Edge's alleged infringement of U.S. Patent No. 6,979,468 under which DUSA has marketed, distributed and sold Nicomide(R). Under the terms of the Settlement Agreement, River's Edge unconditionally acknowledged the validity and

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

enforceability of the Nicomide(R) patent, made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and will pay to DUSA a per unit amount for every bottle of NIC 750 above a certain number of units that is substituted for Nicomide(R) after September 30, 2007. River's Edge shall be responsible for all returns of NIC 750 from the distribution chain and/or order its destruction and will immediately cease the manufacture, distribution and sale of NIC 750. River's Edge is obligated to withdraw and cease participating in the re-examination of the Company's Nicomide(R) patent and has consented to the return to the Company of the $750,000 bond that is currently being held by the courts with all accrued interest.

     As part of the settlement, DUSA and River's Edge have also entered into a license agreement, dated October 28, 2007 (the "License Agreement") whereby DUSA granted a perpetual, exclusive license to River's Edge to manufacture and sell four of products from the AVAR(R) line, including AVAR cleanser, AVAR gel, AVAR E-emollient cream and AVAR E-green in exchange for a royalty on net sales of these products, including a guaranteed minimum royalty of $300,000, payable in equal annual installments of $100,000 for three years. DUSA provided its on-hand inventory of these products to River's Edge for no cost. The Company will participate in returns of split lots based on the two company's respective pro-rata sales of these lots.

     DUSA acquired the AVAR products from Sirius Laboratories, Inc., the Illinois corporation, as a result of the merger which closed on March 10, 2006. In connection with the License Agreement, DUSA requested and received a waiver to certain obligations to promote the AVAR products being licensed to River's Edge from the Sirius shareholder representatives acting on behalf of all of the former shareholders of Sirius Laboratories, Inc.

     As consideration for the waiver, the Company and the Sirius shareholder representatives agreed to amend the merger agreement to extend the milestone termination date provided in the merger agreement by eight (8) additional months and agreed that for the balance of the 50 month period prior to the milestone termination date (as amended), DUSA will credit the cumulative net sales milestone amounts under the merger agreement with a monthly amount equal to the average of the last 12-months of net sales by DUSA of the four products licensed to River' Edge.

KOREA FDA APPROVAL

     In October 2007, Daewoong Pharmaceutical Co., Ltd. and its affiliate DNC Daewoong Derma & Plastic Surgery Network Company received approval from the Korea Food and Drug Administration for the use of Levulan(R) Kerastick(R) for Photodynamic Therapy (PDT) for the treatment of actinic keratosis (AKs). Pursuant to the terms of the agreement with Daewoong, the Company received a payment of $1.0 million upon receipt of such approval.

LAUNCH OF LEVULAN KERASTICK IN LATIN AMERICA

     In October 2007 the Company achieved the first milestone under the Stiefel Agreement upon the launch of the Levulan(R) Kerastick(R) in Mexico and Argentina. Subsequent to quarter end, the Company received a payment of $375,000 from Stiefel related to the achievement of this milestone.

$11 MILLION PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS TO INSTITUTIONAL INVESTORS

     On October 29, 2007, the Company entered into a securities purchase agreement, common stock purchase warrants, and a registration rights agreement (the "Definitive Agreements") with certain accredited investors for the private placement of 4,581,043 shares of its common stock (the "Shares") at a purchase price of $2.40 per share which resulted in gross proceeds to DUSA of $11,000,000, and warrants to purchase an additional 1,145,259 shares of common stock (the "Warrants"). The Warrants become

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

exercisable on April 30, 2008, have a term of 5 years from the initial exercise date, and have an exercise price of $2.85 per share. The Company has committed to register the Shares and the shares underlying the Warrants with the Securities and Exchange Commission on a Form S-3 registration statement. If the registration statement does not become effective within a stated period of time, then the investors are entitled to receive a cash payment of 1% of the aggregate purchase price they paid for their respective Shares for each month that the registration statement is delayed beyond the time periods stated in the Definitive Agreements, up to a maximum of 12% of such aggregate purchase price. The Company has paid the placement agent its fee, including expenses, of $695,000 for its services in connection with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DUSA is a vertically integrated dermatology company that is developing and marketing Levulan(R) PDT and other products for common skin conditions. Our currently marketed products include among others Levulan(R) Kerastick(R) 20% Topical Solution with PDT, the BLU-U(R) brand light source, and the products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc., including, Nicomide(R), Nicomide-T(R) and the newly launched product, ClindaReach(TM).

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

     Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide(R), an oral prescription vitamin supplement and Nicomide-T(R), a topical cosmetic product, two of the important Sirius products, target the acne and acne rosacea markets. The merger has allowed us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increase our sales force size, as well as provide a pipeline of potential new products, including ClindaReach(TM) which was launched in March 2007.

     Acne is a common skin condition caused, in part, by the blockage and/or inflammation of sebaceous (oil) glands. We are currently conducting a Phase II study examining the use of Levulan(R) PDT for the treatment of moderate to severe acne. We currently expect results from this study by the end of the third quarter of 2008 depending upon how quickly we complete enrollment of patients. We have received comments on our acne development program from the FDA statistical reviewer assigned to our investigational new drug application, or IND. In this letter, the reviewer stated concern about whether we will have sufficient data to select an appropriate dosing regimen for Phase III trials. We believe that we have the data to indicate that sufficient drug dose ranging has been done; however, if the FDA does not accept our rationale, additional clinical trials and/or formulation development work may be required for the acne development program, whichmay extend the expected development time lines for such program.

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

     We are responsible for manufacturing of our Levulan(R) Kerastick(R) and for the regulatory, sales, marketing, and customer service of our Levulan(R) Kerastick(R), and other related product activities for all of our products. Our current objectives include increasing the sales of our products in the United States and Canada, launching Levulan(R) with our distributors in Brazil and other Latin American countries and Asia, continuing our efforts of exploring partnership opportunities for Levulan(R) PDT for dermatology in Europe, continuing our Levulan(R) PDT clinical development program for the moderate to severe acne indication and development of our pipeline product programs.

     To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan(R) Kerastick(R) in Mexico, Central and South America. We have been actively working with Stiefel to obtain acceptable final pricing from the Brazilian regulatory authorities. During the quarter ended September 30, 2007, in light of the unexpected delay in receiving acceptable final pricing in Brazil, we amended certain terms of the original Stiefel agreement to reflect our plans to launch in other Latin American countries prior to Brazil. During the quarter ended September 30, 2007 our first shipments were released to Argentina and Mexico. Pursuant to the Amendment, Stiefel will make aggregate milestone payments to DUSA of up to $2,250,000, rather than up to $3,000,000 under the Agreement as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. In addition, the transfer price for the product was amended to set a fixed price plus a royalty on net sales, rather than a revenue-sharing arrangement as under the Agreement. DUSA believes that the amended transfer price reduces some of the risk related to currency and market price fluctuations during the ten-year term of the Agreement. Subsequent to September 30, 2007, we achieved the first milestone under the Stiefel Agreement upon the launch of the Levulan(R) Kerastick(R) in Mexico and Argentina and received a payment of $375,000. In addition, on November 9, 2007, we became aware that the Brazilian authorities had accepted the appeal of the initial pricing decision and that Stiefel would receive the final outcome shortly.

     Similarly, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Company, or collectively, Daewoong, granting Daewoong exclusive rights to distribute the Levulan(R) Kerastick(R) in certain Asian countries. Subsequent to September 30, 2007 the Korean Food and Drug Administration, or KFDA, approved Levulan(R) Kerastick(R) for PDT for the treatment of actinic keratosis. Pursuant to the terms of the agreement with Daewoong, we received a payment of $1.0 million upon receiving such approval. We expect to launch our product during the first quarter of 2008.

     We are developing Levulan(R) PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen's University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA(R), DUSA Pharmaceuticals, Inc.(R), Levulan(R), Kerastick(R), BLU-U(R) Nicomide(R), Nicomide-T(R), Meted(R), Psoriacap(R) and Psoriatec(R) are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

     As of September 30, 2007, we had an accumulated deficit of approximately $128,613,000. We expect to continue to incur operating losses through 2007 and until sales of our products increase. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our therapy by the medical and consumer constituencies in the United States, international expansion of the Levulan(R) franchise, and our ability to develop and/or acquire new profitable products.

     We operate in a highly regulated and competitive environment. Our competitors include larger fully integrated pharmaceutical companies and biotechnology companies. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and sales and marketing capabilities than we do. On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby in settlement of patent disputes we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ for esters of aminolevulinic acid, or ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any relevant patents that may issue to DUSA or that we may license in the future. PhotoCure received FDA approval to market Metvixia(R) for treatment of actinic keratosis in July 2004 and it would be directly competitive with our Levulan(R) Kerastick(R) product should PhotoCure with its marketing partner, Galderma S.A., decide to begin marketing this product in the United States which could happen at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia in certain territories, this product may adversely affect our ability to maintain or increase our Levulan(R) market.

     We are dependent upon sole-source suppliers for a number of our raw materials and products including Nicomide(R), Levulan(R) and the BLU-U(R). There can be no assurance that these suppliers will be able to meet our future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on our operating results in any given period.

     Marketing and sales activities since the launch of our sales force in 2003 have resulted in significant additional revenues as well as expenses. Levulan(R) Kerastick(R) unit sales to end-users were 30,108 and 104,364 for the three and nine-month periods ended September 30, 2007, respectively, including 1,890 and 7,098, respectively, sold in Canada. This represents an increase from 27,480 and 95,358 units sold in the three and nine-month periods ended September 30, 2006, respectively, including 2,400 and 12,990, respectively, sold in Canada

     The net number of BLU-U(R) units placed in physicians' offices during the nine months ended September 30, 2007 and 2006 was 178 and 211, respectively, including 16 and 25 placed in Canada in 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006 there were 1,815 and 1,637 units in physicians' offices, respectively. During the quarter ended September 30, 2007 we implemented a "one-time" sales promotion in which we sold earlier generation devices at a discounted price. During 2005 we began a BLU-U(R) marketing effort to allow prospective customers to evaluate a BLU-U(R) for a short period of time prior to making a purchase decision. BLU-U(R) commercial light sources placed in physicians' offices pursuant to the Company's BLU-U(R) evaluation program are classified as inventory in the accompanying consolidated balance sheets. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate its net realizable value.

     Net revenues generated by the products acquired as part of our merger with Sirius totaled $2,295,000 and $7,216,000 for the three and nine-month periods ended September 30, 2007, respectively, compared to $2,828,000 and $6,503,000 for the three month period ended September 30, 2006 and the period March 10, 2006 (date of acquisition) through September 30, 2006, respectively. The substantial majority of these revenues were from sales of Nicomide(R). We believe that our Non-PDT Drug Products revenues were materially adversely impacted during 2007 as a result of the dissolution of a preliminary injunction by the United States District Court in Trenton, New Jersey on March 7, 2007, which allowed River's Edge to reenter the market and sell its niacinamide-based product, which was being substituted for Nicomide(R). See section entitled "Part
II. Other Information-Legal Proceedings-River's Edge."

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide(R) could not be marketed as a dietary supplement with its current labeling. There can be no assurance that the FDA will continue this policy or not take a contrary position with Nicomide(R). If the FDA were to take further action, we may be required to make certain labeling changes and market Nicomide(R) as an over-the-counter product or as a dietary supplement under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA would have a material impact on our Non-PDT Drug Product revenues. Label changes eliminating claims of certain medicinal benefits could make it more difficult to market Nicomide(R) and could therefore, negatively affect our revenues and profits.

     Shortly after the closing of the merger with Sirius, we became engaged in patent litigation with River's Edge Pharmaceuticals LLC, or River's Edge, a company that launched a niacinamide-based product. River's Edge also requested that the United States Patent and Trademark Office, or USPTO, reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Although the court issued a preliminary injunction against sales of River's Edge's product in May, 2006, the injunction was lifted on March 7, 2007, due, in part, to the court's determination that the reexamination process by the USPTO presented sufficient changed circumstances to warrant the dissolution of the injunction. On October 28, 2007, we entered into a settlement and mutual release agreement, or Settlement Agreement, and a license agreement with River's Edge ending the litigation. See section entitled "Part II. Other Information-Legal Proceedings-River's Edge." Nicomide(R) sales were adversely impacted throughout the litigation process and had a material negative impact on our revenues, results of operations and liquidity. We expect that sales of Nicomide should begin to return to pre-litigation levels in the coming months.

     We have recently been advised that the sole manufacturer of our product, Psoriatec(R), may have produced batches that are not meeting stability specifications. We are currently conducting testing of these batches and may have to recall the product that is in the distribution channel which will impact our sales of this product. We do not expect the costs of the potential recall, if any, to be material. The license agreement for Psoriatec(R) expires January 31, 2008 and we do not intend to renew the license.

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

     We believe that issues related to reimbursement negatively impacted the economic competitiveness of our therapy with other AK therapies and hindered its adoption in the past. We have continued to support efforts to improve reimbursement levels to physicians. Such efforts included working with the Centers for Medicare and Medicaid Services, or CMS, and the American Academy of Dermatology Association, or AADA, on matters related to PDT-related procedures fee and the separate drug reimbursement. In addition, in many cases, physicians can also bill for any applicable office visit reimbursements. We continue to support ongoing efforts that might lead to further increases in reimbursement in the future, and intend to continue supporting efforts to seek reimbursement for our FDA-cleared use of the BLU-U(R) alone in the treatment of mild to moderate inflammatory acne of the face. The currently proposed reimbursement amount for our PDT-related procedure fee would increase by approximately 18% effective January, 2008 if adopted as proposed.

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

     We believe that some compounding pharmacies have exceeded the legal limits for their activities, including manufacturing and/or selling quantities of ALA in circumstances which may have induced purchasers to infringe our intellectual property. We believe that these activities have negatively impacted our Levulan(R) sales growth. Therefore during the last two years we have filed lawsuits against compounding pharmacies, chemical companies, a distributor and sales representative, as well as against a number of physicians. Many of these lawsuits have already settled favorably to us. See section entitled "Part II. Other Information-Legal Proceedings - Levulan(R) Lawsuits."

     After the close of the quarter, we entered into a securities purchase agreement, common stock purchase warrants, and a registration rights agreement with certain accredited investors for the private placement of 4,581,043 shares of our common stock at a purchase price of $2.40 per share which resulted in gross proceeds to us of $11,000,000. We also issued warrants to purchase an additional 1,145,259 shares of common stock. The warrants become exercisable on April 30, 2008, have a term of 5 years from the initial exercise date, and have an exercise price of $2.85 per share. We have committed to register the shares that were issued and the shares underlying the warrants with the Securities and Exchange Commission on a Form S-3 registration statement. If the registration statement does not become effective within a stated period of time, then the investors are entitled to receive a cash payment of 1% of the aggregate purchase price they paid for their respective shares for each month that the registration statement is delayed beyond the time periods stated in the agreements, up to a maximum of 12% of such aggregate purchase price. We paid the placement agent its fee, including expenses, of $695,000 for its services in connection with the transaction. We will use the proceeds from the sale of the securities to further advance our Levulan(R) PDT clinical development programs and activities associated with expanding our market presence in the U.S.

     As of September 30, 2007, we had a staff of 86 employees, including 4 part-time employees, as compared to 85 full-time employees, including 2 part-time employees at the end of 2006, who worked across all operating functions at DUSA.

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

     PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS. Revenues on the Kerastick(R) and BLU-U(R) product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, we began recognizing revenue as product is sold to distributors because we believe we have sufficient history to reliably estimate returns from distributors beginning January 1, 2006. This change in estimate was not material to our revenues or results of operations. We offer programs that allow physicians access to our BLU-U(R) device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

     In January 2006, as amended in September 2007, we entered into an exclusive marketing, distribution and supply agreement with Stiefel Laboratories, Inc. for Levulan(R) PDT in Latin America (see Note 12). Under the agreement, Stiefel is required to purchase Levulan(R) from us and make up front, milestone and royalty payments. Stiefel may cancel the agreement if there is a breach of contract, if either party files for bankruptcy, if its sales during any year are less than its minimum purchase obligations, or, as to Brazil only, if acceptable pricing approval, as defined in the agreement, is not obtained. No upfront or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications. We are obligated under the agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. Under EITF No. 00-21 the deliverables under the agreement are treated as a single unit of accounting, as we do not have evidence to support that the consideration for the undelivered item, Levulan(R) units to be shipped, is at fair value. Except during the launch phase when revenues are recognized based on end-user demand, revenues from unit sales of Levulan(R) are recognized upon product shipment. The agreement establishes a fixed supply price per unit, as well as a royalty based on a percentage of the net sales price to end-users. Royalty revenues are recorded each quarter based on Stiefel's reported net sales for that quarter. Royalties are included in product revenues.

     The non-refundable up-front payments will be recognized into revenues on a straight-line basis commencing upon the first product shipments in a country (see Note 12) over the remaining initial contractual term of the agreement, which is 10 years. The initial contractual term coincides with management's best estimate of the product life cycle. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining initial contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of September 30, 2007, in accordance with our policy of deferring revenues on new product launches, we have deferred revenues of $110,000 related to product shipments of Levulan(R) Kerastick(R) into Mexico and Argentina that have not yet been sold through to the end user customers.

     On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong Pharmaceutical Co., Ltd., or Daewoong, and Daewoong's wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, and collectively with Daewoong referred to as D&D, covering current and future uses of the Levulan(R) Kerastick(R) for PDT in dermatology. The agreement grants D&D exclusive rights to distribute, promote and sell the Levulan(R) Kerastick(R) in Korea, Taiwan, China, including without limitation Hong Kong, India, Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam. We will manufacture and supply the product to D&D from our facility in Wilmington, MA. The agreement has an initial term of ten years (subject to earlier termination and extension provisions). Under the terms of the agreement, D&D will make up to $3.5 million in milestone payments to DUSA, $1.0 million of which was paid upon contract execution during the first quarter of 2007 and another $1.0 million was paid subsequent to September 30, 2007 upon achieving regulatory approval in Korea. See Note 17 Subsequent Events. The remaining milestones are based upon achievement of pre-determined cumulative sales targets in the territory subject to certain terms and conditions. In order to maintain its exclusive rights, D&D is obligated to purchase a minimum number of units of the product and meet regulatory timelines. We will also receive a minimum transfer price per unit plus a percentage of D&D's end-user price above a certain level. The $1.0 million received during the first quarter of 2007 has been deferred in its entirety and is included in other long term liabilities in the accompanying condensed consolidated financial statements. We expect to launch our product in Korea during the fourth quarter of 2007.

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

     For new product launches where we do not have the ability to reliably estimate returns, we recognize revenues based on end-user demand, which is typically based on dispensed subscription data. When inventories have been reduced to targeted stocking levels at wholesalers, and we have sufficient data to determine product acceptance in the marketplace which allows us to estimate product returns, we recognize revenue upon shipment to wholesalers, net of discounts and allowances. As of September 30, 2007, the Company deferred $303,000 in revenue related to the launch of ClindaReach(TM) that has not been sold through to the end user customers.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

     We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business;
(iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At September 30, 2007 and December 31, 2006, respectively, total property, plant and equipment had a net carrying value of $2,278,000 and $2,567,000, including $1,517,000 and $1,639,000 at September 30,
2007 and December 31, 2006 associated with our manufacturing facility. As of September 30, 2007 and December 31, 2006, respectively, we had intangible assets totaling $66,000 and $102,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to a light source supplier related to an amendment to our agreement and to a licensor related to the reacquisition of our product rights in Canada. We reviewed the valuation of our intangible assets and goodwill associated with Nicomide(R) for impairment as a result of a decision by the U.S. federal district court in the River's Edge litigation to dissolve a preliminary injunction, which had enjoined River's Edge from manufacturing and selling its niacinamide-based product, which was being substituted for Nicomide(R). As a result of this review, we recorded a write down in 2006 of $15.7 million representing the then remaining net asset value of the intangible assets.

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

RESULTS OF OPERATIONS -THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006

     REVENUES - Total revenues for the three and nine-month periods ended September 30, 2007 were $5,784,000 and $19,323,000, respectively, as compared to $6,619,000 and $11,370,000 in 2006, and were comprised of the following:

                                            Three-months ended                      Nine-months ended
                                              September 30,                           September 30,
                                         -----------------------    Increase/   -------------------------    Increase/
                                            2007         2006      (Decrease)      2007           2006      (Decrease)
                                         ----------   ----------   ----------   -----------   -----------   ----------
PDT DRUG & DEVICE PRODUCT REVENUES

KERASTICK(R) PRODUCT REVENUES
United States                            $2,923,000   $2,490,000   $ 433,000    $10,108,000   $ 8,212,000   $1,896,000
Canada                                      143,000      176,000     (33,000)       536,000       939,000     (403,000)
                                         ----------   ----------   ---------    -----------   -----------   ----------
Subtotal Kerastick(R) product revenues    3,066,000    2,666,000     400,000     10,644,000     9,151,000    1,493,000
                                         ----------   ----------   ---------    -----------   -----------   ----------
BLU-U(R) PRODUCT REVENUES
United States                               423,000      516,000     (93,000)     1,369,000     1,633,000     (264,000)
Canada                                           --       53,000     (53,000)        94,000       145,000      (51,000)
                                         ----------   ----------   ---------    -----------   -----------   ----------
Subtotal BLU-U(R) product revenues          423,000      569,000    (146,000)     1,463,000     1,778,000     (315,000)
TOTAL PDT DRUG & DEVICE
PRODUCT REVENUES                          3,489,000    3,235,000     254,000     12,107,000    10,929,000    1,178,000

TOTAL NON-PDT DRUG PRODUCT REVENUES       2,295,000    2,828,000    (533,000)     7,216,000     6,503,000      713,000
                                         ----------   ----------   ---------    -----------   -----------   ----------
TOTAL PRODUCT REVENUES                   $5,784,000   $6,063,000   $(279,000)   $19,323,000   $17,432,000   $1,891,000
                                         ==========   ==========   =========    ===========   ===========   ==========

For the three and nine-month periods ended September 30, 2007 total PDT Drug and Device Product Revenues were $3,489,000 and $12,107,000, respectively. This represents an increase of $254,000 or 8%, and $1,178,000 or 11%, over the comparable 2006 totals of $3,235,000 and $10,929,000, respectively. The incremental revenue on a year-to-date basis was driven by increased Kerastick(R) revenues which were partially offset by decreased BLU-U(R) revenues.

     For the three and nine-month periods ended September 30, 2007, Kerastick(R) revenues were $3,066,000 and $10,644,000, respectively, representing a $400,000 or 15%, and $1,493,000 or 16%, increase over the comparable 2006 totals of $2,666,000 and $9,151,000, respectively. Kerastick(R) unit sales to end-users were 30,108 and 104,364 for the three and nine-month periods ended September 30, 2007, respectively, including 1,890 and 7,098, respectively, sold in Canada. This represents an increase from 27,480 and 95,358 Kerastick(R) units sold in the three and nine-month periods ended September 30, 2006, respectively, including 2,400 and 12,990, respectively, sold in Canada. Our average net selling price for the Kerastick(R) increased to $101.89 for the first nine months of 2007 from $95.96 for the first nine months of 2006. Our average net selling price for the Kerastick(R) includes sales made directly to our end-user customers in the United States, as well as sales made to our distributor in Canada. The increase in 2007 Kerastick(R) revenue was driven mainly by increased sales volumes and an increase in our average unit selling price.

     For the three and nine-month periods ended September 30, 2007, BLU-U(R) revenues were $423,000 and $1,463,000, respectively, representing a $146,000, or 26%, and $315,000, or 18%, decrease over the comparable 2006 totals of $569,000 and $1,778,000, respectively. The decrease in year-to-date 2007 BLU-U(R) revenue versus the comparable 2006 period was driven by a decrease in our overall sales volumes, partially offset by an increase in our average selling price to $7,596 for the nine-month period ended September 30, 2007 from $7,392 for the nine-month period ended September 30, 2006. In the three and nine-month periods ended September 30, 2007, there were 60 and 181 units sold, respectively, versus 77 and 235 units, respectively, in the comparable 2006 periods. The 2007 total consists of 165 units sold in the United States and 16 sold in Canada by Coherent-AMT. The 2006 total consists of 210 sold in the United States and 25 sold in Canada. During the fourth quarter of 2005, we introduced a BLU-U(R) evaluation program, which, for a limited number of BLU-U(R) units, allows customers to take delivery of a unit for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At September 30, 2007, there were 31 units in the field pursuant to this evaluation program. BLU-U(R) commercial light sources placed in physicians' offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. We amortize the cost of the evaluation units during the evaluation period to cost of product revenues to approximate their net realizable value.

     Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 acquisition of Sirius. Total revenues for the three and nine-month periods ended September 30, 2007 were $2,295,000 and $7,216,000, respectively, compared to $2,828,000 and $6,503,000, respectively for the three month period ended September 30, 2006 and the period March 10, 2006 through September 30, 2006. The substantial majority of the Non-PDT product revenues were from sales of Nicomide(R). The products acquired from Sirius all belong to the same therapeutic category, "non-photodynamic therapy dermatological treatment of acne and rosacea." The decrease in Non-PDT product revenues for the three-month period ended September 30, 2007 compared to the prior year is due primarily to the dissolution of the preliminary injunction on March 7, 2007, which had previously enjoined River's Edge from selling its niacinamide-based product. On October 28, 2007 we entered into a settlement agreement with River's Edge. See section entitled "Part II. Other Information-Legal Proceedings-River's Edge. We expect that sales of Nicomide should begin to return to pre-litigation levels in the coming months.

     The increase in our total revenues results from the Sirius acquisition, as well as from the efforts of our sales force and related marketing and sales activities. With respect to PDT segment United States sales, we increased both our volumes through increased sales activities and our average selling prices during 2007. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that PDT Drug Product sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as through the addition of new customers.

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received noticed that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide(R) could not be marketed as a dietary supplement with its current labeling. There can be no assurance that the FDA will continue this policy or not take a contrary position with Nicomide(R). If the FDA were to take further action,, we may be required to make certain labeling changes and market Nicomide(R) as an over-the-counter products or as a dietary supplements under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA could have a material impact on our Non-PDT Drug Product revenue. Label changes eliminating claims of certain medicinal benefits could make it more difficult to market Nicomide(R) and could therefore, negatively affect our revenues and profits. Also see section entitled "Risk Factors - Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products."

     COST OF PRODUCT REVENUES - Cost of product revenues for the three and nine-month periods ended September 30, 2007 were $1,574,000 and $5,507,000, respectively, as compared to $2,849,000 and $7,635,000 in the comparable periods in 2006. A summary of the components of cost of product revenues and royalties is provided below:

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------    INCREASE/
                                                               2007         2006       (DECREASE)
                                                            ----------   ----------   -----------
LEVULAN(R) KERASTICK(R)  COST OF PRODUCT REVENUES
Direct Levulan(R) Kerastick(R) Product Costs                $  433,000   $  380,000   $    53,000
Other Levulan(R) Kerastick(R) Product costs including
   internal costs assigned to support products                 231,000      224,000         7,000
Royalty and supply fees (1)                                    138,000      126,000        12,000
                                                            ----------   ----------   -----------
Subtotal Levulan(R) Kerastick(R) Cost of Product Revenues   $  802,000   $  730,000   $    72,000
                                                            ----------   ----------   -----------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs                               $  133,000   $  263,000   $  (130,000)
Other BLU-U(R) Product costs including internal
   costs assigned to support products; as well as costs
   incurred to ship, install and service the BLU-U(R) in
   physicians offices                                          219,000      250,000       (31,000)
                                                            ----------   ----------   -----------
Total Device cost of product revenues                       $  352,000   $  513,000   $  (161,000)
                                                            ----------   ----------   -----------
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES            $1,154,000   $1,243,000   $   (89,000)
                                                            ----------   ----------   -----------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES                 $  420,000   $1,606,000   $(1,186,000)
                                                            ----------   ----------   -----------
TOTAL COST OF PRODUCT REVENUES
                                                            $1,574,000   $2,849,000   $(1,275,000)
                                                            ==========   ==========   ===========

                                                               NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            -----------------------    INCREASE/
                                                               2007         2006       (DECREASE)
                                                            ----------   ----------   -----------
LEVULAN(R) KERASTICK(R)  COST OF PRODUCT REVENUES
Direct Levulan(R) Kerastick(R) Product Costs                $1,508,000   $1,318,000   $   190,000
Other Levulan(R) Kerastick(R) Product costs including
   internal costs assigned to support products                 386,000      636,000      (250,000)
Royalty and supply fees (1)                                    486,000      461,000        25,000
                                                            ----------   ----------   -----------
Subtotal Levulan(R) Kerastick(R) Cost of Product Revenues   $2,380,000   $2,415,000   $   (35,000)
                                                            ----------   ----------   -----------
BLU-U(R) COST OF PRODUCT REVENUES
Direct BLU-U(R) Product costs                               $  555,000   $  802,000   $  (247,000)
Other BLU-U(R) Product costs including internal
   costs assigned to support products; as well as costs
   incurred to ship, install and service the BLU-U(R) in
   physicians offices                                          673,000      754,000       (81,000)
                                                            ----------   ----------   -----------
Total Device cost of product revenues                       $1,228,000   $1,556,000   $  (328,000)
                                                            ----------   ----------   -----------
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES            $3,608,000   $3,971,000   $  (363,000)
                                                            ----------   ----------   -----------
TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES                 $1,899,000   $3,664,000   $(1,765,000)
                                                            ----------   ----------   -----------
TOTAL COST OF PRODUCT REVENUES                              $5,507,000   $7,635,000   $(2,128,000)
                                                            ==========   ==========   ===========

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

     MARGINS - Total product margins for the three and nine month periods ended September 30, 2007 were $4,210,000 and $13,817,000, respectively, as compared to $3,213,000 and $9,796,000 for the comparable 2006 periods, as shown below:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------
                                                                            INCREASE/
                                          2007              2006           (DECREASE)
                                       ----------        ----------        ----------
Levulan(R) Kerastick(R) Gross Margin   $2,263,000   74%  $1,935,000   73%   $328,000
BLU-U(R) Gross Margin                      71,000   17%      57,000   10%     14,000
                                       ----------        ----------         --------
Total PDT Drug & Device Gross Margin   $2,334,000   67%  $1,992,000   62%   $342,000
                                       ----------        ----------         --------
Total Non-PDT Drug Gross Margin         1,876,000   82%   1,222,000   43%   $654,000
                                       ----------        ----------         --------
TOTAL GROSS MARGIN                     $4,210,000   73%  $3,214,000   53%   $996,000
                                       ==========        ==========         ========

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------
                                                                             INCREASE/
                                           2007              2006           (DECREASE)
                                       -----------        ----------        ----------
Levulan(R) Kerastick(R) Gross Margin   $ 8,264,000   78%  $6,736,000   74%  $1,528,000
BLU-U(R) Gross Margin                      235,000   16%     222,000   13%      13,000
                                       -----------        ----------        ----------
Total PDT Drug & Device Gross Margin   $ 8,499,000   70%  $6,958,000   64%  $1,541,000
                                       -----------        ----------        ----------
Total Non-PDT Drug Gross Margin          5,318,000   74%   2,839,000   44%  $2,479,000
                                       -----------        ----------        ----------
TOTAL GROSS MARGIN                     $13,817,000   72%  $9,797,000   56%  $4,020,000
                                       ===========        ==========        ==========

     For the three and nine-month periods ended September 30, 2007 total PDT Drug and Device Product Margins were 67% and 70%, respectively, versus 62% and 64% for the comparable 2006 periods. The incremental margin was driven by positive margin gains on both the Levulan(R) Kerastick(R) and BLU-U(R).

     Levulan(R) Kerastick(R) gross margins for the three and nine month periods ended September 30, 2007 were 74% and 78%, respectively, versus 73% and 74% for the comparable 2006 periods. Similar to the increase in revenues, the increase in margin is mainly attributable to an increase in our average unit selling price. Our long-term goal is to achieve higher gross margins on Kerastick(R) sales which will be significantly dependent on increased volume.

     BLU-U(R) margins for the three and nine month periods ended September 30, 2007 were 17% and 16%, respectively, versus 10% and 13% for the comparable 2006 periods. The increase in margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick(R) sales volumes.

     Non-PDT Drug Product margins reflect the gross margin generated by the products acquired as part of our acquisition of Sirius. Gross margins for the three and nine-month periods ended September 30, 2007 were 82% and 74%, respectively, compared to 43% and 44% for the three month period ended September 30, 2006 and the period March 10, 2006 (date of acquisition) through September 30, 2006, respectively. During the three and nine-month periods ended September 30, 2006, Non-PDT Drug Product margins were negatively impacted by the recording of intangible asset amortization and the fair value adjustment to inventory recorded as part of the Sirius acquisition, which is partially offset by an increase in both the number and dollar amount of rebate redemptions on sales of Nicomide(R) in 2007. We expect Non-PDT Drug Product gross margins to be in the 70-80% range during the remainder of 2007.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs for the three and nine month periods ended September 30, 2007 were $1,225,000 and $4,328,000, respectively, as compared to $1,344,000 and $5,982,000, respectively, in the comparable 2006 periods, which for the nine-month period ended September 30, 2006 included $1,600,000 related to in-process research and development acquired as part of the acquisition of Sirius. Increased spending on our Phase IIb clinical trial on acne was offset by reduced spending in the areas of photodamaged skin and Barrett's Esophagus.

     Research and development expenses reflect the costs of our Phase IIb clinical trial for acne, which commenced in March 2007. We expect our research and development costs to increase to an even greater extent at such time as we may commence Phase III trials, or potentially a larger Phase II trial. The current Phase II trial is being conducted at thirteen (13) sites and will accrue approximately 260 patients, when fully enrolled. To date, approximately 150 patients have been accrued to this study. We had entered into a clinical trial agreement in September 2004 with the National Cancer Institute, Division of Cancer Prevention, or NCI DCP, to study the use of ALA to treat high grade dysplasia within Barrett's Esophagus. However, the NCI DCP notified us that it will not be pursuing this study at this time. Therefore, at this time, we will not be incurring expenses for the laser devices, fiber optics and units of our proprietary sheath device that we were obligated to provide under the agreement. In March 2007, the U.S. Food and Drug Administration granted orphan drug status for Levulan(R) PDT for treatment of esophageal dysplasia. In November 2004, we also signed a clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP are working together to prepare the overall clinical development plan for Levulan(R) PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been finalized. The NCI DCP used its resources to file its own investigational new drug application with the FDA, and approval to initiate the study was received. Our costs related to this study will be limited to providing Levulan(R), leasing lasers and the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. Although we expect the clinical trial on oral cavity dysplasia to commence in 2007, the actual timing of the initiation is within the total control of NCI so we cannot be certain of the initiation date. We have options on any new intellectual property.

     We have entered into a series of agreements for our research projects and clinical studies. As of September 30, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $2,777,000 for the remainder of 2007.

     MARKETING AND SALES COSTS - Marketing and sales costs for the three and nine-month periods ended September 30, 2007 were $2,887,000 and $9,728,000, respectively, as compared to $3,246,000 and $9,114,000 for the comparable 2006 periods. These costs consist primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,010,000 and $6,275,000 for the three and nine-month periods ended September 30, 2007, compared to $2,515,000 and $6,514,000 in the comparable periods in 2006. The decrease in this category on year-to-date basis is due to decreased commissions and bonuses, which is partially offset by increased salaries resulting from higher average headcount in 2007 in comparison to 2006, primarily as the result of the Sirius acquisition. The remaining expenses consist of tradeshows, miscellaneous marketing and outside consultants totaling $877,000 and $3,453,000 for the three and nine month periods ended September 30, 2007, respectively, compared to $731,000 and $2,600,000 for the comparable 2006 periods. We expect marketing and sales costs to increase in 2007, compared with 2006, reflecting a full year of the expanded sales force, as well as expenses associated with the launch of our new product, ClindaReach(TM), but to decrease as a percentage of revenues.

     GENERAL AND ADMINISTRATIVE COSTS - General and administrative costs for the three and nine-month periods ended September 30, 2007 were $2,111,000 and $7,967,000, respectively, as compared to $2,603,000 and $8,427,000 for the comparable 2006 periods. The decrease on a year-to-date basis is mainly attributable to a decrease in accrued compensation during the third quarter of 2007 reflecting a reduced estimate of our expected bonus payouts for 2007. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property.

     OTHER INCOME, NET - Other income for the three and nine-month periods ended September 30, 2007 decreased to $136,000 and $480,000, respectively, from $194,000 and $646,000 during the comparable 2006 periods. This decrease is primarily attributable to a decrease in our average investable cash balances during 2007 as we used cash to purchase Sirius, as well as to support our operating activities. We expect other income will increase in the future from current levels due to the closing of a private placement subsequent to September 30, 2007. See Note 17 to the Notes to the Condensed Consolidated Financial Statements.

     NET LOSSES - For the three and nine-month periods ended September 30, 2007, we incurred net losses of $1,878,000, or $0.10 per share, and $7,726,000, or $0.40 per share, respectively, as compared to net losses of $3,787,000, or $0.19 per share, and $13,081,000, or $0.77 per share, for the comparable periods in 2006. Net losses are expected to continue until end-user sales offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2007, we had approximately $11,224,000 of total liquid assets, comprised of $1,005,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,219,000. We estimate that existing cash and cash equivalents and marketable securities, milestone payments associated with our international marketing and distribution agreements, the settlement payment from River's Edge, and the approximately $10.3 million of net proceeds raised subsequent to September 30, 2007 in the private placement, will be sufficient to meet our cash requirements for at least the next two years. Our net cash used in operations for the nine-month period ended September 30, 2007 was $6,561,000, versus $8,324,000 used in the comparable 2006 period. The year-over-year decrease is directly attributable to the growth in our PDT products segment, as well as the addition of the Non-PDT Drug Products acquired in the Sirius merger, and the receipt of a milestone payment in the amount of $1.0 million from Daewoong, our distribution partner for certain Asian countries. During the first quarter of 2007, we made a milestone payment of $500,000 to the former shareholders of Sirius related to the launch of ClindaReach(TM). We expect that a second payment of $500,000 could become due in 2008 when we expect the next product from the Sirius pipeline to be approved. An abbreviated new drug application is currently pending.

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

     As of September 30, 2007, working capital (total current assets minus total current liabilities) was $12,655,000, as compared to $18,085,000 as of December 31, 2006. Total current assets decreased by $6.9 million during the nine-month period ended September 30, 2007, due primarily to a decrease in our marketable securities, which was used primarily to fund our loss from operations. Total current liabilities decreased by $1.5 million during the same period due primarily to a decrease in accrued compensation and accrued expenses, partially offset by an increase in accounts payable.

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

CUMULATIVE SALES
   MILESTONE:      PAYMENT EARNED:
  (in millions)     (in millions)
----------------   ---------------
$25.0                    $1.5
 35.0                     1.0
 45.0                     1.0
                         ----
   Total:                $3.5
                         ====

     During the first quarter of 2007, we paid $500,000 to the former shareholders of Sirius related to the March 2007 launch of ClindaReach(TM). This payment has increased goodwill in the accompanying condensed consolidated balance sheet. The maximum remaining potential future consideration pursuant to such arrangements, to be resolved over the period ending 50 months from the date of close, is $4.5 million. If attained, the product launch portion of the contingent consideration is payable in cash and the cumulative sales milestone portion is payable in either common stock or cash, at our sole discretion. We expect that any such payments will result in increases in goodwill at time of payment.

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

     After the close of the quarter, we entered into a securities purchase agreement, common stock purchase warrants, and a registration rights agreement with certain accredited investors for the private placement of 4,581,043 shares of its common stock at a purchase price of $2.40 per share which resulted in gross proceeds to DUSA of $11,000,000. We also issued warrants to purchase an additional 1,145,259 shares of common stock. The warrants become exercisable on April 30, 2008, have a term of 5 years from the initial exercise date, and have an exercise price of $2.85 per share. We have committed to register the shares that were issued and the shares underlying the warrants with the Securities and Exchange Commission on a Form S-3 registration statement. If the registration statement does not become effective within a stated period of time, then the investors are entitled to receive a cash payment of 1% of the aggregate purchase price they paid for their respective shares for each month that the registration statement is delayed beyond the time periods stated in the agreements, up to a maximum of 12% of such aggregate purchase price. We paid the placement agent its fee, including expenses, of $695,000 for its services in connection with the transaction. We will use the proceeds from the sale of the securities to further advance our Levulan(R) PDT clinical development programs and activities associated with expanding our market presence in the U.S.

     In October 2007, Daewoong Pharmaceutical Co., Ltd. and its affiliate DNC Daewoong Derma & Plastic Surgery Network Company received approval from the Korea Food and Drug Administration for the use of Levulan(R) Kerastick(R) for PDT for the treatment of actinic keratosis. Pursuant to the terms of the agreement with Daewoong, we received a payment of $1.0 million upon receipt of the approval.

     In October 2007 we achieved the first milestone under the amended Stiefel Agreement that being the launch of the Levulan(R) Kerastick(R) in Mexico and Argentina. Subsequent to the end of the quarter, we received a payment of $375,000 from Stiefel related to the achievement of this milestone.

     On October 28, 2007, we entered into a settlement agreement with River's Edge dismissing the lawsuit we brought against River's Edge. Under the terms of the agreement, River's Edge made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages, among other consideration. River's Edge has also consented to the return to the Company of the $750,000 bond with all accrued interest that is currently being held by the court.

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

ACTAVIS TOTOWA, LLC

     Under an agreement dated May 18, 2001, and amended on February 8, 2006, Sirius entered into an arrangement for the supply of Nicomide(R) with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. Actavis Totowa supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. Actavis Totowa has received several warning letters from the FDA regarding certain regulatory observations. To our knowledge, the primary cGMP observations noted in the warning letters were not related to Nicomide(R). However, with respect to Nicomide(R) and certain other products manufactured by Actavis Totowa that may be covered under the FDA's compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs", the FDA requested that the manufacturer provide a copy of the labeling and information providing its position regarding the regulatory status of these products and has notified Actavis Totowa that the FDA believes Nicomide(R) is not properly labeled as a vitamin supplement. The FDA may take further action against Actavis Totowa, or DUSA, and we are evaluating our options in order to maintain supply of Nicomide(R).

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

WINSTON LABORATORIES, INC.

     On or about January 30, 2006 Winston Laboratories, Inc., or Winston, and Sirius entered into a license agreement relating to a Sirius product, Psoriatec(R) (known by Winston as Micanol) revising a former agreement. Winston Laboratories, Inc. is controlled by Dr. Joel Bernstein, a principal shareholder of the former Sirius. This agreement was assigned to us as part of the Sirius merger. The 2006 agreement grants an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. We pay royalties on net sales of the product, and certain minimum royalties are due each year to maintain the license. We have an option to purchase the product from Winston at certain times prior to the expiration of the agreement on January 31, 2008, which we have decided not to exercise. Minimum royalties to Winston are $300,000 per year ending January 31, 2008. We do not intend to renew this agreement.

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

     Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $101,000) as of September 30, 2007.

     We are also obligated to pay to PARTEQ 5% of any lump sum sublicense fees we receive with respect to Levulan(R), such as milestone payments, excluding amounts designated by a sublicensee for future research and development efforts.

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

RESEARCH AGREEMENTS

     We have entered into various agreements for research projects and clinical studies. As of September 30, 2007, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $2,777,000. Included in this future payment is a master services agreement, effective June 15, 2001, with Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2007 for a one year period. Therapeutics is entitled to receive a bonus of between $50,000 and $200,000, in cash or stock at our discretion, upon each anniversary of the effective date. Therapeutics has the opportunity for additional bonuses for each product indication ranging from $250,000 to $1,250,000 depending on the regulatory phase of development of products during Therapeutics' management.

     Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements, are as follows at September 30, 2007:

                                    Total     1 Yr or less    2-3 Years    4-5 Years    After 5
                                 ----------   ------------   ----------   ----------   --------
Operating lease obligations      $2,223,000    $  445,000    $  923,000   $  788,000   $ 67,000
Purchase obligations (1,2)        3,912,000     3,053,000       859,000           --         --
Minimum royalty obligations(3)    1,512,000       450,000       700,000      263,000     99,000
                                 ----------    ----------    ----------   ----------   --------
Total obligations                $7,647,000    $3,948,000    $2,482,000   $1,051,000   $166,000
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

     As of September 30, 2007, the weighted average rate of return on our investments was 3.46%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2007, the fair market value of the portfolio would decline by $153,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, DUSA's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis, and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. (referred to as "DUSA," "we," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations, estimates, beliefs and projections about future events, including, but not limited to beliefs concerning the impact of compounding pharmacies, beliefs regarding estimates, our expectations regarding our merger with Sirius Laboratories, Inc. and matters relating thereto, our expectations concerning the introduction of niacinamide-based product, which is being substituted for Nicomide(R) and such products' impact on sales of Nicomide(R), beliefs concerning the focus on ClindaReach(TM) and its impact on other products and revenues, management's beliefs regarding the unique nature of Levulan(R) and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan(R) and our other products and other potential indications, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our intention to develop combination drug and light device systems, our expectations regarding new proprietary endoscopic light delivery systems and the potential use of other light devices, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding other product launches in Brazil, Mexico, Korea and other territories, hope that our products will be an AK therapy of choice and barriers to achieving that status, our beliefs regarding growth, revenues and market opportunities from approved and potential products, our plans to eliminate certain expenses for the coming year and reallocate others, beliefs regarding the clinical benefit of Levulan(R) PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, the impact of a third-party's regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases in cost of product sales, expectations regarding margins on Kerastick(R) and other products, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, beliefs regarding accounting policies and practices, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition including from Metvixia, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding increased sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, other income will increase in the future from current levels due to the closing of a private placement, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick(R) and BLU-U(R) units, our manufacturing capabilities and the impact of inventories on revenues, belief regarding interest rate risks to our investments and effects of inflation and new and existing accounting standards and policies, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include changing market, regulatory and marketplace conditions, actual clinical results of our trials, our ability to sell, market and develop our products and product candidates, the potential need to hire additional personnel or retain existing personnel, the impact of competitive products and pricing, the timely development, FDA approval, and market acceptance of our products, the maintenance of our patent portfolio, changes in our long and short term goals, financial and operational risks associated with our merger with Sirius Laboratories, Inc., the litigation process, the ability to obtain competitive levels of reimbursement by third-party payors, and other risks noted herein and in our other SEC filings from time to time and those set forth herein under "Risk Factors" on pages 44 through 57, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

     We are in litigation with a chemical supplier in United States District Court for the District of District of Utah, alleging that the defendant induced physicians to infringe patents licensed to us, among other things. In its answer and counterclaim, as expected, the defendant alleges that our patents are invalid. This case is still at an early stage.

     While we believe that certain actions of compounding pharmacies and others may have gone beyond the activities which are permitted under the Food, Drug and Cosmetic Act and we have advised the FDA and local health authorities of our concerns, we cannot be certain that our lawsuits will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.

RIVER'S EDGE

     On March 28, 2006, a lawsuit was filed in the United States District Court for the Northern District of Georgia, Gainesville Division by River's Edge Pharmaceuticals, LLC, or River's Edge, against us alleging, among other things, that, prior to our merger with the former Sirius Laboratories, Inc., Sirius agreed to authorize River's Edge to market a generic version of Nicomide(R), and that the United States patent covering Nicomide(R) issued to Sirius in December, 2005 is invalid. Nicomide(R) is one of the key products DUSA acquired from Sirius in our merger. On June 19, 2006, the Georgia court dismissed the River's Edge complaint.

     River's Edge also filed an application with the United States Patent and Trademark Office, or USPTO, requesting an inter partes reexamination of the Nicomide(R) patent. The USPTO has accepted the application and the parties have submitted their responses to the USPTO's first office action.

     On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide product infringes our United States patent 6,979,468. We posted $750,000 with the court that is being held in an interest bearing account. The court also ordered that the parties participate in a non-binding mediation which occurred on August 9, 2007.

     On October 28, 2007, we entered into a settlement and mutual release agreement, or settlement agreement, to dismiss the lawsuit brought by DUSA against River's Edge, asserting a number of claims arising out of River's Edge's alleged infringement of U.S. Patent No. 6,979,468 under which DUSA has marketed, distributed and sold Nicomide(R). Under the terms of the settlement agreement, River's Edge unconditionally acknowledges the validity and enforceability of the Nicomide(R) patent. River's Edge has made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and will pay to DUSA a per unit amount for every bottle of NIC 750 above a certain number of units that is substituted for Nicomide(R) after September 30, 2007. River's Edge shall be responsible for all returns of NIC 750 from the distribution chain and/or order its destruction and will immediately cease the manufacture, distribution and sale of NIC 750. River's Edge is obligated to withdraw and cease participating in the re-examination of the Nicomide(R) patent and has consented to the return to us of the $750,000 bond that is currently being held by the court with all accrued interest.

     As part of the settlement, DUSA and River's Edge have also entered into a license agreement, dated October 28, 2007 (the "License Agreement") whereby DUSA granted a perpetual, exclusive license to River's Edge to manufacture and sell four of products from the AVAR(R) line, including AVAR cleanser, AVAR gel, AVAR E-emollient cream and AVAR E-green in exchange for a royalty on net sales of these products, including a guaranteed minimum royalty of $300,000, payable in equal annual installments of $100,000 for three years. DUSA provided its on-hand inventory of these products to River's Edge for no cost. We will participate in returns of split lots based on the two company's respective pro-rata sales of these lots.

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

     You should carefully consider and evaluate all of the information in, or incorporated by reference in, this Quarterly Report on Form 10-Q. The following are among the risks we face related to our business, assets and operations. They are not the only ones we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the value of our securities.

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

NICOMIDE(R) WILL LIKELY LOSE SIGNIFICANT MARKET SHARE IN ANOTHER GENERIC PRODUCT ENTERS THE MARKET AND OUR ABILITY TO BECOME PROFITABLE WILL BE MORE DIFFICULT

     In March 2006, we acquired Nicomide(R), in connection with our merger with Sirius Laboratories, Inc. Shortly after the closing of the merger, we became engaged in patent litigation with River's Edge Pharmaceuticals, LLC, or River's Edge, a company that launched a niacinamide-based product in competition with our Nicomide(R) product. River's Edge has also requested that the United States Patent and Trademark Office reexamine the Nicomide(R) patent claiming that it is invalid. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. Nicomide(R) sales were adversely impacted throughout the litigation process and had a material negative impact on our revenues, results of operations and liquidity. On October 28, 2007, we entered into a settlement and mutual release agreement, or settlement agreement, to dismiss the lawsuit brought by DUSA against River's Edge, asserting a number of claims arising out of River's Edge's alleged infringement of U.S. Patent No. 6,979,468 under which DUSA has marketed, distributed and sold Nicomide(R). Under the terms of the settlement agreement, River's Edge unconditionally acknowledges the validity and enforceability of the Nicomide(R) patent. River's Edge has made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and will pay to DUSA a per unit amount for every bottle of NIC 750 above a certain number of units that is substituted for Nicomide(R) after September 30, 2007. River's Edge shall be responsible for all returns of NIC 750 from the distribution chain and/or order its destruction and will immediately cease the manufacture, distribution and sale of NIC 750. River's Edge is obligated to withdraw and cease participating in the re-examination of the Nicomide(R) patent and has consented to the return to us of the $750,000 bond that is currently being held by the court with all accrued interest.

     If another company launches a substitutable niacinamide product, or if the USPTO finds that the Nicomide(R) patent is invalid, our revenues from sales of Nicomide(R) will decrease, perhaps permanently, and our ability to become profitable will be more difficult.

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

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with the FDA to begin that process. The FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide(R) could not be marketed as a dietary supplement with its current labeling. We believe that the cGMP issues do not directly involve Nicomide. There can be no assurance that the FDA will continue this policy or not take a contrary position with Nicomide(R). If the FDA were to take further action,, we believe that we may be required to make certain labeling changes and market Nicomide(R) as an over-the-counter product or as a dietary supplement under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Any such action by the FDA could have a material impact on our Non-PDT Drug Product revenues. Label changes eliminating claims of certain medicinal benefits could make it more difficult to market these products and could therefore, negatively affect our revenues and profits.

     Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick(R) facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of Nicomide(R), who has received warning letters from the FDA, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations.

     As part of our FDA approval for the Levulan(R) Kerastick(R) for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA could request additional information and/or studies. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. We have implemented changes in our marketing materials due to the warning letter we recently received from the FDA. This letter caused us to cease using a good portion of our marketing materials which made the selling effort of our Levulan(R) Kerastick(R) more difficult. If we receive other warning letters, our revenues may suffer.

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

     On April 20, 2006, we filed a patent infringement suit in the United States District Court in Trenton, New Jersey alleging that River's Edge's niacinamide-based product infringed our United States Patent No. 6,979,468. River's Edge requested that the United States Patent and Trademark Office reexamine the patent. Although we have now settled the litigation, if we do not ultimately prevail in in the reexamination process, our revenues from sales of Nicomide(R) will decrease permanently.

     During 2005 and 2006, we filed several lawsuits against chemical suppliers, compounding pharmacies, a light device company, its distributor and a sales representative, and physicians alleging violations of patent law. In the lawsuit with a chemical supplier that is in progress, the defendant has filed an answer and counterclaim alleging that the patents we license from PARTEQ are invalid. While we have been successful in obtaining a default judgment against one compounding pharmacy, and settled other suits favorably to us, we do not know whether these lawsuits will prevent others from infringing our patents or whether we will be successful in stopping these activities which we believe are negatively affecting our revenues.

IF PRODUCT SALES DO NOT INCREASE SIGNIFICANTLY WE MAY NOT BE ABLE TO ADVANCE DEVELOPMENT OF OUR OTHER POTENTIAL PRODUCTS AS QUICKLY AS WE WOULD LIKE TO, WHICH WOULD DELAY THE APPROVAL PROCESS AND MARKETING OF NEW POTENTIAL PRODUCTS.

     If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon some or all of our product development programs. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition. Without sufficient product sales, we would need alternative sources of funding. There is no guarantee that adequate funding sources could be found to continue the development of all our potential products. We might be required to commit substantially greater capital than we have available to research and development of such products and we may not have sufficient funds to complete all or any of our development programs.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY CAPITAL TO FUND OUR OPERATIONS, WE WILL HAVE TO DELAY OUR DEVELOPMENT PROGRAMS AND MAY NOT BE ABLE TO COMPLETE OUR CLINICAL TRIALS.

     While we recently completed a private placement raising net proceeds of approximately $10.3 million, we may need substantial additional funds to fully develop, manufacture, market and sell our other potential products. We may obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements. We cannot predict whether any additional financing will be available at all or on acceptable terms. Depending on the extent of available funding, we may delay, reduce in scope or eliminate some of our research and development programs. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.

     The availability of additional capital to us is uncertain. There can be no assurance that additional funding will be available to us on favorable terms, if at all. Any equity financing, if needed, would likely result in dilution to our existing stockholders and debt financing, if available, would likely involve significant cash payment obligations and include restrictive covenants that restrict our ability to operate our business. Failure to raise capital if needed could materially adversely impact our business, our financial condition, results of operations and cash flows.

SINCE WE NOW OPERATE THE ONLY FDA APPROVED MANUFACTURING FACILITY FOR THE KERASTICK(R) AND CONTINUE TO RELY HEAVILY ON SOLE SUPPLIERS FOR THE MANUFACTURE OF LEVULAN(R), THE BLU-U(R), NICOMIDE(R), NICOMIDE-T(R), METED(R), PSORIACAP(R) AND PSORIATEC(R), ANY SUPPLY OR MANUFACTURING PROBLEMS COULD NEGATIVELY IMPACT OUR SALES.

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

     The sole supplier of Nicomide(R) has received warning letters from the FDA regarding certain regulatory observations. The primary observations noted in the warning letters were not related to Nicomide(R). However, with respect to Nicomide(R) and certain other products manufactured by this supplier, the FDA also notified the manufacturer that the FDA believes that Nicomide(R) could not be marketed as a dietary supplement with its current labeling. The FDA regulates such products under the compliance policy guide described above entitled, "Marketed New Drugs without Approved NDAs or ANDAs."

     Nicomide(R) is one of the key products DUSA acquired from Sirius in connection with our merger completed in March, 2006. Nicomide(R) is an oral prescription vitamin supplement. If the FDA is not satisfied with the response to the warning letters issued to the manufacturer of Nicomide(R) and causes the manufacturer to cease operations, our revenues will be significantly negatively affected.

     We have recently been advised that the sole manufacturer of our product, Psoriatec(R), may have produced batches that are not meeting stability specifications. We are currently conducting testing of these batches and may have to recall the product that is in the distribution channel which will impact our sales of this product. We do not expect the costs of the potential recall, if any, to be material. The license agreement for Psoriatec expires January 31, 2008 and we do not intend to renew the license.

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

     Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan(R) Kerastick(R) for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, a broader adoption of our therapy and sales of our products could be negatively impacted. Although positive reimbursement changes related to AK were made in 2005 and 2006, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.

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

WE HAVE SIGNIFICANT LOSSES AND ANTICIPATE CONTINUED LOSSES

     We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $1,878,000 and $7,726,000 for the three and nine-month periods ended September 30, 2007, respectively. As of September 30, 2007, our accumulated deficit was approximately $128,613,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.

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

     Nicomide(R) is covered by a United States patent which issued in December 2005. River's Edge Pharmaceuticals, LLC filed an application with the U.S. Patent and Trademark Office, or USPTO, for the reexamination of the patent. The USPTO accepted the application for reexamination of the patent and the parties have submitted their responses to the first office action. If the USPTO finds that the patent is invalid, generic products will be able to lawfully compete with Nicomide(R). Also, recently two new products have been launched that could compete with Nicomide(R). These events could cause us to lose significant revenues and put our ability to be profitable at risk.

     Furthermore, PhotoCure received FDA approval to market Metvixia(R) for treatment of AKs in July 2004 and this product, which would be directly competitive with our Levulan(R) Kerastick(R) product, could be launched at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia(R), this product which will be marketed in the U.S. by a large dermatology company, may adversely affect our ability to maintain or increase our Levulan(R) market.

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

     We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan(R) PDT or photodetection, known as PD, is safe and effective for any new use we are studying. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. During September 2005, the FDA issued guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. We are developing Levulan(R) PDT for acne. We have received comments on our acne development program from the FDA statistical reviewer assigned to our investigational new drug application or IND. In this letter, the reviewer stated concern about whether we will have sufficient data to select an appropriate dosing regimen for Phase III trials. We believe that we have the data to indicate that sufficient drug dose ranging has been done; however, if the FDA does not accept our rationale, additional clinical trials and/or formulation development work may be required for the acne development program, which may extend the expected development time lines for such program. The FDA may issue additional guidance in the future, which may result on additional costs and delays. We must also obtain foreign regulatory clearances before we can market any potential products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.

     Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide(R). FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with FDA to begin that process. FDA's enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and FDA may bring an action against a drug or a firm when FDA concludes that such other violations exist. The contract manufacturer of Nicomide(R) has received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide could not be marketed as a dietary supplement with its current labeling. We believe that the cGMP issues do not directly involve Nicomide(R). There can be no assurance that the FDA will continue this policy or not take a contrary position with Nicomide(R). If the FDA were to take further action, we believe that we may be required to make certain labeling changes and market Nicomide(R) as over-the-counter product or as a dietary supplement under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval.

BECAUSE OF THE NATURE OF OUR BUSINESS, THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM COULD DELAY ACHIEVEMENT OF OUR GOALS.

     We are a small company with only 86 employees, including 4 part-time employees as of September 30, 2007. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

                          RISKS RELATED TO OUR INDUSTRY

PRODUCT LIABILITY AND OTHER CLAIMS AGAINST US MAY REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN DAMAGES.

WE ARE SUBJECT TO RISK FROM POTENTIAL PRODUCT LIABILITY LAWSUITS WHICH COULD NEGATIVELY AFFECT OUR BUSINESS.

     The development, manufacture and sale of medical products expose us to product liability claims related to the use or misuse of our products. Product liability claims can be expensive to defend and may result in significant judgments against us. A successful claim in excess of our insurance coverage could materially harm our business, financial condition and results of operations. Additionally, we cannot guarantee that continued product liability insurance coverage will be available in the future at acceptable costs. If the cost is too high, we may have to self-insure.

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

     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby DUSA granted a non-exclusive license to PhotoCure under the patents DUSA licenses from PARTEQ, the licensing arm of Queens University, Kingston, Ontario Canada for esters of aminolevulinic acid ("ALA"). ALA is the active ingredient in DUSA's Levulan(R) products. Furthermore, DUSA granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix(R) and Metvix(R) (known in the United States as Metvixia(R)) products for any DUSA patents that may issue or be licensed by DUSA in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan(R) Kerastick(R) product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product, which will be marketed in the U.S. by a large dermatology company which may start to market Metvixia at any time, would adversely affect our ability to maintain or increase our market.

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

GENERIC MANUFACTURERS MAY LAUNCH PRODUCTS AT RISK OF PATENT INFRINGEMENT

     If generic manufacturers, like River's Edge, launch products to compete with Nicomide(R) in spite of our patent position, or if the United States Patent and Trademark Office determines that our patent is invalid, these manufacturers may erode our market and negatively impact our sales revenues, liquidity and operations.

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

     PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AKs and basal cell carcinoma in the European Union, New Zealand, Australia and countries in Scandinavia. PhotoCure's marketing partner, a large dermatology company, could begin to market its product in direct competition with Levulan(R) in the U.S., at any time, under the terms of our patent license agreement and we may lose market share.

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

                           RISKS RELATED TO OUR STOCK

IF THE SHARES OF COMMON STOCK HELD BY FORMER SIRIUS SHAREHOLDERS OR OUR NEW INVESTORS ARE SOLD, THE PRICE OF THE SHARES COULD BECOME DEPRESSED

     All of the shares of DUSA's common stock which were issued to the former Sirius shareholders were subject to a lock-up provision under the terms of the merger agreement. On March 10, 2007, the lock-up provision on 1,380,151 shares was lifted. These shares have been registered and are freely tradable. If these shareholders decide to sell their shares, the price of the shares on NASDAQ could be depressed. If the shares of DUSA's common stock which were issued in the recent private placement are sold following the effective date of the registration statement which we are obligated to file, the price of our shares could be depressed.

IF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ARE CONVERTED, THE VALUE OF THOSE SHARES OF COMMON STOCK OUTSTANDING JUST PRIOR TO THE CONVERSION WILL BE DILUTED.

     As of September 30, 2007 there were outstanding options and warrants to purchase 3,264,000 Shares of Common Stock, with exercise prices ranging from U.S. $1.60 to $31.00 per share, and of CDN $6.79 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR SPECIALTY PHARMACEUTICAL AND BIOTECHNOLOGY STOCKS COULD RESULT IN SUDDEN CHANGES IN THE MARKET VALUE OF OUR STOCK.

     The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2006 to September 30, 2007, the price of our stock has ranged from a low of $1.63 to a high of $11.12. Factors that contributed to the volatility of our stock during this period included:

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

     On September 27, 2002, we adopted a shareholder rights plan at a special meeting of DUSA's board of directors. The rights plan could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock, thereby limiting, perhaps, the ability of our shareholders to benefit from such a transaction.

     The rights plan provides for the distribution of one right as a dividend for each outstanding share of our common stock to holders of record as of October 10, 2002. Each right entitles the registered holder to purchase one one-thousandths of a share of preferred stock at an exercise price of $37.00 per right. The rights will be exercisable subsequent to the date that a person or group either has acquired, obtained the right to acquire, or commences or discloses an intention to commence a tender offer to acquire, 15% or more of our outstanding common stock or if a person or group is declared an "Adverse Person", as such term is defined in the rights plan. The rights may be redeemed by DUSA at a redemption price of one one-hundredth of a cent per right until ten days following the date the person or group acquires, or discloses an intention to acquire, 15% or more, as the case may be, of DUSA, or until such later date as may be determined by the our board of directors.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ------------------------------------------------------------------
10(a)         Amendment to the Marketing, Distribution and Supply Agreement
              dated September 26, 2007, between the Company and Stiefel
              Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the
              Securities Exchange Act of 1934, as amended.

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

99.1          Press Release dated November 9, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUSA Pharmaceuticals, Inc.


Date: November 9, 2007                  By: /s/ Robert F. Doman
                                            ------------------------------------
                                            Robert Doman
                                            President and Chief
                                            Executive Officer
                                            (principal executive officer)


Date: November 9, 2007                  By: /s/ Richard C. Christopher
                                            ------------------------------------
                                            Richard C. Christopher
                                            Vice President, Finance and Chief
                                            Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX

10(a) Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Company and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

99.1    Press Release dated November 9, 2007