Form 10-Q
period 2008-03-31
DUSA PHARMACEUTICALS INC
filed 2008-05-07
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2008, the registrant had 24,078,452 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,385,770	$4,713,619
Marketable securities	18,521,941	18,311,650
Accrued interest receivable	133,226	97,243
Accounts receivable, net of allowance for doubtful accounts of $133,000 and $158,000 in 2008 and 2007, respectively	3,167,139	2,667,178
Inventory	2,895,417	2,672,105
Prepaid and other current assets	1,834,764	1,843,873

TOTAL CURRENT ASSETS	30,938,257	30,305,668
Restricted cash	171,587	170,510
Property, plant and equipment, net	2,111,361	2,142,658
Deferred charges and other assets	259,186	273,404

TOTAL ASSETS	$33,480,391	$32,892,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$945,791	$1,213,867
Accrued compensation	690,688	491,529
Other accrued expenses	3,165,398	3,322,642
Deferred revenue	2,274,249	1,256,494

TOTAL CURRENT LIABILITIES	7,076,126	6,284,532
Deferred revenues	3,150,457	2,918,850
Warrant liability	1,607,142	1,262,600
Other liabilities	321,385	319,736

TOTAL LIABILITIES	12,155,110	10,785,718

COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in Series or classes; and 40,000 junior Series A preferred shares. 24,078,610 common shares issued and 24,078,452 common shares outstanding at March 31, 2008; and 24,076,110 common shares issued and outstanding, at December 31, 2007	151,652,943	151,648,943
Additional paid-in capital	6,216,991	5,885,353
Accumulated deficit	(136,884,625)	(135,600,484)
Accumulated other comprehensive income	339,972	172,710

TOTAL SHAREHOLDERS’ EQUITY	21,325,281	22,106,522
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,480,391	$32,892,240

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Product revenues	$7,929,500	$6,676,840
Cost of product revenues and royalties	1,700,317	2,156,152

GROSS MARGIN	6,229,183	4,520,688
Operating costs:
Research and development	2,186,209	1,526,104
Marketing and sales	3,057,201	3,530,707
General and administrative	2,367,824	3,023,449
Net gain from settlement of litigation	(235,600)	—

TOTAL OPERATING COSTS	7,375,634	8,080,260

LOSS FROM OPERATIONS	(1,146,451)	(3,559,572)

Other income	206,852	188,644
Loss on change in fair value of warrants	(344,542)	—

NET LOSS	$(1,284,141)	$(3,370,928)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,078,418	19,480,067

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,284,141)	$(3,370,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums and discounts on marketable securities	(77,362)	(53,796)
Realized (gain)/loss on sales of marketable securities	(2,364)	711
Share-based compensation	331,638	242,184
Depreciation and amortization	154,241	166,465
Loss on change in fair value of warrants	344,542	—
Deferred revenues recognized	(401,575)	—
Changes in other assets and liabilities impacting cash flows used in operations
Accrued interest receivable	(35,983)	96,591
Accounts receivable	(499,961)	(517,772)
Inventory	(223,312)	(248,842)
Prepaid and other current assets	9,109	396,907
Deferred charges and other assets	14,218	(2,658)
Accounts payable	(268,076)	24,903
Accrued compensation and other accrued expenses	291,915	730,346
Deferred revenues	1,650,937	1,300,499
Other liabilities	1,649	9,585

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,475	(1,225,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(250,000)	(484,337)
Purchases of marketable securities	(7,936,363)	(4,581,532)
Proceeds from maturing and sales of marketable securities	7,973,061	8,669,288
Restricted cash	(1,077)	(1,991)
Purchases of property, plant and equipment	(122,945)	(81,989)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(337,324)	3,519,439

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	4,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(327,849)	2,293,634

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,713,619	3,267,071

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,385,770	$5,560,705

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of March 31, 2008, and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2) NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations or financial condition.
Future Adoption
In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends FASB Statement No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. SFAS 141(R) also requires that transaction costs in a business combination be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company’s accounting for business combinations, if any, completed beginning January 1, 2009.
In 2007, the FASB also issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. The adoption of this standard had no effect on the Company’s consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.
In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.
3) FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 did not have an impact on our financial results.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. This category also includes financial instruments that are valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries and other U.S. Government and agency securities.
Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include corporate debt securities and the warrant liability.
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Total

Assets:
United States Government Securities	$15,824,000	—	$15,824,000
Corporate debt securities	—	$2,698,000	2,698,000

Total	$15,824,000	$2,698,000	$18,522,000
Liabilities:
Warrant liability	—	1,607,000	1,607,000

Total	$—	$1,607,000	$1,607,000

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4) WARRANTS
On October 29, 2007, the Company sold, through a private placement, 4,581,043 shares of its common stock and warrants to purchase 1,145,259 shares of common stock with an exercise price of $2.85. The warrants have a 5.5 year term and became exercisable on April 30, 2008. The warrants are recorded as a derivative liability at fair value. Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $2.0 million. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Consolidated Statements of Operations as gain or loss on fair value of warrants. At March 31, 2008 the aggregate fair value of these warrants increased to $1.6 million from $1.3 million at December 31, 2007, resulting in a non-cash loss of $0.3 million during the three-month period ended March 31, 2008. Assumptions used for the Black-Scholes option-pricing models as of March 31, 2008 and December 31, 2007 are as follows:

		December 31,
	March 31, 2008	2007
Expected volatility	68.0%	67.3%
Remaining contractual term (years)	5.08	5.33
Risk-free interest rate	2.46%	3.45%
Expected dividend yield	0%	0%
Common stock price	$2.52	$2.07
5) MARKETABLE SECURITIES
The Company’s investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds. The Company has historically classified all investment securities as available-for-sale and recorded such investments at fair market value. Since the Company’s investments are managed by a third-party investment advisor pursuant to a discretionary arrangement, for securities with unrealized losses at March 31, 2008 and December 31, 2007, which totaled $6,000 and $16,000, respectively, an other-than-temporary impairment was considered to have occurred and the cost basis of such securities were written down to their fair values with the amount of the write-down included in earnings as realized losses. As of March 31, 2008, current yields range from 2.44% to 6.20% and maturity dates range from April 2008 to January 2013. The estimated fair value and cost of marketable securities at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government securities	$15,508,604	$315,330	$15,823,934
Corporate securities	2,673,364	24,643	2,698,007

Total marketable securities available-for-sale	$18,181,968	$339,973	$18,521,941

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2007
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government securities	$16,429,249	$162,619	$16,591,868
Corporate securities	1,709,691	10,091	1,719,782

Total marketable securities available-for-sale	$18,138,940	$172,710	$18,311,650

The change in net unrealized gains and losses on such securities for the three month periods ended March 31, 2008 and 2007 were ($167,262) and ($20,679), respectively, and have been recorded in accumulated other comprehensive income, which is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized gains/(losses) on sales of marketable securities were $2,364 and ($711) for the three months ended March 31, 2008 and 2007, respectively.
6) BUSINESS ACQUISITION
On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. The Company has agreed to pay additional consideration in future periods to the former Sirius shareholders based upon the achievement of total cumulative sales milestones for the Sirius products over the period ending 50 months from the date of close. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments are, as follows:

Additional
Cumulative Sales Milestone:	Consideration:
$25.0 million	$1.5 million
35.0 million	$1.0 million
45.0 million	$1.0 million

Total	$3.5 million

If attained, the sales milestones will be paid in either common stock or cash, at the Company’s sole discretion. Any such payments will be expensed as incurred since all goodwill and intangible assets resulting from the acquisition have previously been written down to zero. In January 2008, the Company made its last milestone payment related to new product approvals and/or launches. The payment, in the amount of $250,000, relieved the Company of all of its obligations with respect to such milestones.
7) CONCENTRATIONS
The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for the

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
three-months ended March 31, 2008 and 2007, and accounts receivable as of March 31, 2008 and December 31, 2007 are as follows:

	% of revenue
	three months ended		% of accounts receivable
	March 31,	March 31,	March 31,	December 31,
	2008	2007	2008	2007

Customer A	2%	4%	2%	5%
Customer B	12%	11%	16%	10%
Customer C	8%	15%	10%	12%
Customer D	5%	4%	5%	7%
Customer E	5%	—	33%	26%
Other Customers	68%	66%	34%	40%

Total	100%	100%	100%	100%

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
In April 2008, we were notified by our contract manufacturer of Nicomide® that they will cease manufacturing Nicomide®. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market beyond our current supply.
8) INVENTORY
Inventory consisted of the following:

	March 31,	December 31,
	2008	2007

Finished goods	$1,823,397	$1,624,502
BLU-U® evaluation units	139,527	130,985
Work in process	317,237	409,465
Raw materials	615,256	507,153

Total	$2,895,417	$2,672,105

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	March 31,	December 31,
	2008	2007

Research and development costs	$198,297	$293,136
Marketing and sales costs	238,665	334,178
Reserve for sales returns and allowances	407,271	545,982
Accrued FDA fees	589,000	—
Reserve for chargebacks and rebates	120,000	200,000
Other product related costs	881,005	873,326
Legal and other professional fees	304,979	483,867
Employee benefits	265,920	235,642
Other expenses	160,261	356,511

Total	$3,165,398	$3,322,642

10) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three-month periods ended March 31, 2008 and 2007 included the following line items:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Cost of product revenues	$24,204	$26,015
Research and development	121,300	93,518
Selling and marketing	(60,666)	(56,839)
General and administrative	246,800	179,490

Total	$331,638	$242,184

There were no option grants for the three months ended March 31, 2008. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 was $2.03 per share, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

Three months ended
March 31, 2007
Volatility	62.2%
Risk-free interest rate	4.47%
Expected dividend yield	0%
Expected life-directors and officers	5.9 years
Expected life-non-officer employees	5.5 years
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

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The 2006 Plan replaced the Company’s 1996 Omnibus Plan (the “1996 Plan”), which expired on June 6, 2006. A summary of stock option activity is as follows:

	Three-month period	Weighted average
	ended March 31, 2008	exercise price

Outstanding, beginning of period	2,855,125	$10.76
Options-forfeited	(3,750)	9.99
Options expired	(30,125)	18.54
Options exercised	(2,500)	1.60

Outstanding, end of period	2,818,750	10.69

Exercisable, end of period	2,284,189	$11.81

Options vested and expected to vest, end of period	2,753,398	$10.82

The weighted average remaining contractual term was approximately 4.67 years for stock options outstanding and approximately 4.19 years for stock options exercisable as of March 31, 2008.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $92,000 and $82,000 for stock options outstanding and exercisable, respectively, as of March 31, 2008. The total intrinsic value for stock options exercised in 2008 was $1,000.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The total intrinsic value for stock options vested/expected to vest was approximately $92,000 as of March 31, 2008.
11) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the three months ended March 31, 2008, and 2007, stock options, warrants and rights totaling approximately 4,214,000 and 3,284,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.
12) SEGMENT REPORTING
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

	Three-month period ended
	2008	2007

REVENUES
PDT Drug and Device Product Revenues	$5,830,000	$4,557,000
Non-PDT Drug Product Revenues	2,100,000	2,120,000

Total Revenues	7,930,000	6,677,000

COSTS OF REVENUES
PDT Drug and Device Cost of Product Revenues	1,274,000	1,309,000
Non-PDT Drug Cost of Product Revenues	427,000	847,000

Total Costs of Product Revenues	1,701,000	2,156,000

GROSS MARGIN
PDT Drug and Device Product Gross Margin	4,556,000	3,246,000
Non-PDT Drug Product Gross Margin	1,673,000	1,273,000

Total Gross Margin	$6,229,000	$4,521,000

During the three-month periods ended March 31, 2008 and 2007, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	2008	2007

United States	92%	96%
Canada	2%	4%
Korea	5%	—
Other	1%	—

Total	100%	100%

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.
13) COMPREHENSIVE LOSS
For the three-month periods ended March 31, 2008 and 2007, comprehensive loss consisted of the following:

	March 31,	March 31,
	2008	2007

NET LOSS	$(1,284,141)	$(3,370,928)
Change in net unrealized gains on marketable securities available-for-sale	167,262	20,679

COMPREHENSIVE LOSS	$(1,116,879)	$(3,350,249)

14) STIEFEL AGREEMENT
In January 2006, as amended in September 2007, DUSA licensed to Stiefel the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2.25 million. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. At March 31, 2008, the total revenues deferred associated with shipments to Stiefel were $493,000. During the launch phase, the Company’s policy is to defer revenues upon shipment and recognize revenues based on end-user demand. Deferred revenues at March 31, 2008 and December 31, 2007 associated with milestone payments received from Stiefel are $687,000 and $345,000, respectively. The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval.
15) DAEWOONG AGREEMENT
In January 2007 the Company licensed to Daewoong the exclusive Korean rights to market Levulan® PDT for payments by Daewoong of up to $3.5 million. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1.0 million upon contract signing; (ii) $1.0 million upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. At March 31, 2008 the total revenues deferred associated with shipments to Daewoong were $1,445,000. During the launch phase, the Company’s policy is to defer revenues upon shipment and recognize revenues based on end-user demand. Deferred revenues at March 31, 2008 and December 31, 2007 associated with milestone payments received from Daewoong are $1,797,000 and $1,848,000. The agreement with Daewoong also establishes minimum purchase quantities over the first five years following regulatory approval.
16) DEFERRED COMPENSATION PLAN
In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of the Company (the “Participants”). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant’s deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. Included in other liabilities at March 31, 2008 and December 31, 2007 is $136,000 and $127,000, respectively, representing the Company’s obligation under the Plan. DUSA’s obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. The Company has purchased corporate owned life insurance to serve as the funding vehicle for the Plan. The cash surrender value of the life insurance policy is recorded in deferred charges and other assets and totaled $136,000 and $124,000 at March 31, 2008 and December 31, 2007, respectively.
17) COMMITMENTS AND CONTINGENCIES
LEGAL MATTERS:
RIVER’S EDGE LITIGATION SETTLEMENT
On October 28, 2007, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by DUSA against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of the Company’s Nicomide® patent, U.S. Patent No. 6,979,468, under which DUSA has marketed, distributed and sold Nicomide®. Under the terms of the Settlement Agreement, River’s Edge unconditionally acknowledged the validity and enforceability of the Nicomide® patent, made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and will pay to DUSA $25.00 for every bottle of NIC 750 above 5,000 bottles that is substituted for Nicomide® after September 30, 2007. River’s Edge shall be responsible for all returns of NIC 750 from the distribution chain and/or order its destruction and immediately ceased the manufacture, distribution and sale of NIC 750. River’s Edge withdrew from and ceased participating in the re-examination of the Company’s Nicomide® patent and consented to the return to the Company of the $750,000 bond, which the Company received from the courts in 2007. River’s Edge had also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide® patent. On March 6, 2008, the United States Patent and Trademark Office vacated the reexamination of the Nicomide® patent.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The net gain from settlement of litigation is for the quarter ended March 31, 2008 is comprised of the following:

Excess prescriptions of NIC 750 filled	$235,600

Net gain from settlement of litigation	$235,600

In the accompanying Consolidated Statement of Operations, the net gain on settlement of litigation is recorded as a separate component of operating expenses, and the royalties associated with AVAR product sales by River’s Edge are recorded in product revenues.
The Company has not accrued any amounts for potential contingencies as of March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a vertically integrated dermatology company that is developing and marketing Levulan PDT and other products for common skin conditions. Our currently marketed products include among others Levulan® Kerastick® 20% Topical Solution with photodynamic therapy, the BLU-U® brand light source, certain products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc., including Nicomide® and ClindaReach™.
Historically, we devoted most of our resources to advancing the development and marketing of our Levulan® PDT/PD technology platform. In addition to our marketed products, our drug, Levulan ® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® PDT. When Levulan® is used and followed with exposure to light to detect medical conditions, it is known as Levulan® photodetection, or Levulan® PD. Our Kerastick ® is the proprietary applicator that delivers Levulan®.
The Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U ® brand light source were launched in the United States, or U.S., in September 2000 for the treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp under a former dermatology collaboration. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003 we received clearance from the United States Food and Drug Administration, or FDA, to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.
Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide®, its key product, is an oral prescription vitamin supplement which targets the market for inflammatory skin conditions such as acne. The merger has allowed us to expand our product portfolio, capitalize on cross-selling and marketing opportunities, increase our sales force size, as well as allow us to launch ClindaReach™ in March 2007.
We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service of our Levulan® Kerastick®, and other related activities for all of our products. Our current objectives include increasing the sales of our products in the United States, Canada, Latin America, and Korea, launching Levulan® with our partners in additional Latin American countries and Asia, continuing our efforts of exploring partnership opportunities for Levulan® PDT for dermatology in Europe and Japan, and continuing our Levulan® PDT clinical development program for the moderate to severe acne indication.
To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan® Kerastick® in Mexico, Central and South America. On March 5, 2008, Stiefel notified us that the Brazilian authorities had published the final pricing for the product which is acceptable to Stiefel and to us. Stiefel launched the product in Brazil in April 2008. In light of the unexpected delay in receiving acceptable final pricing in Brazil, in 2007 we amended certain terms of the original Stiefel agreement to reflect our plans to launch in other Latin American countries prior to Brazil. The product was launched in Argentina, Chile, Colombia and Mexico during the fourth quarter of 2007. Similarly, in January 2007, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and Daewoong’s wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, together referred to as Daewoong, granting Daewoong exclusive rights to distribute the Levulan® Kerastick® in certain Asian countries. In the fourth quarter of 2007, the Korean Food and Drug Administration, or KFDA, approved Levulan® Kerastick® for PDT for the treatment of actinic keratosis, and Daewoong launched our product in Korea.
We believe that issues related to reimbursement negatively impacted the economic competitiveness of our therapy with other AK therapies and hindered its adoption in the past. Though we believe that current Centers for Medicare and Medicaid Services, or CMS, reimbursement levels allow us to be competitive, we continue to support efforts to improve reimbursement levels to physicians. Most major private insurers have approved coverage for our AK therapy, however some private insurers still do not provide adequate coverage. When we learn of these issues, we educate the insurers and are often able to facilitate a change in their coverage policy. We believe that with potential future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time.
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
As of March 31, 2008, we had an accumulated deficit of approximately $136,900,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, increased sales of our products and other factors contained in this report and in the filings we make with the Securities and Exchange Commission, or SEC.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the three months ended March 31, 2008.
RESULTS OF OPERATIONS — THREE MONTHS ENDING MARCH 31, 2008 VERSUS MARCH 31, 2007
REVENUES — Total revenues for the three-month period ended March 31, 2008 were $7,930,000, as compared to $6,677,000 in 2007 and were comprised of the following:

	2008	2007	Increase/(Decrease)

PDT PRODUCT REVENUES

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$4,774,000	$3,724,000	$1,050,000
Canada	159,000	201,000	(42,000)
Korea	365,000	—	365,000
Rest of world	56,000	—	56,000

Subtotal Levulan® Kerastick® product revenues	5,354,000	3,925,000	1,429,000

BLU-U® PRODUCT REVENUES
United States	476,000	567,000	(91,000)
Canada	—	65,000	(65,000)
Subtotal BLU-U® product revenues	476,000	632,000	(156,000)

TOTAL PDT PRODUCT REVENUES	5,830,000	4,557,000	1,273,000

TOTAL NON-PDT DRUG PRODUCT REVENUES	2,100,000	2,120,000	(20,000)

TOTAL PRODUCT REVENUES	$7,930,000	$6,677,000	$(1,253,000)

For the three-month period ended March 31, 2008, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $5,830,000. This represents an increase of $1,273,000 or 28%, over the comparable 2007 total of $4,557,000. The incremental revenue was driven primarily by increased Kerastick® revenues.
For the three-month period ended March 31, 2008, Kerastick® revenues were $5,354,000, representing an increase of $1,429,000 or 36%, over the comparable 2007 total of $3,925,000. Kerastick® unit sales to end-users for the three-month period ended March 31, 2008 were 52,110, including 2,100 sold in Canada and 6,036 sold in Korea. This represents an increase from 38,370 Kerastick® units sold in the three-month period ended March 31, 2007, including 2,664 sold in Canada and 0 sold in Korea since the product was not yet approved. Our average net selling price for the Kerastick® decreased to $101.33/unit for the three-month period ended March 31, 2008 from $102.19/unit in 2007. Our average net selling price for the Kerastick® in the US increased from $104.18/unit in 2007 to $110.26/unit in 2008. This increase was more than fully offset by the averaging of the lower transfer prices we receive under our international distribution agreements with Daewoong and Stiefel. The increase in 2008 Kerastick® revenues was driven mainly by increased sales volumes in the United States and internationally, through our distribution agreements with Stiefel and Daewoong, offset in part by a decrease in our average unit selling price.
For the three-month period ended March 31, 2008, BLU-U® revenues were $476,000, representing a $156,000 or a 25% decrease, over the comparable 2007 totals of $632,000. The decrease in 2008 BLU-U® revenues was driven by decreased overall sales volumes, offset in part by an increase in our average selling price. In the three-month period ended March 31, 2008, there were 56 units sold, versus 75 units in 2007. All of the units sold in 2008 were sold in the United States. The 2007 total consists of 64 sold in the United States and 11 sold in Canada. Our average net selling price for the BLU-U® increased to $8,245 for the three-month period ended March 31, 2008 from $7,890 for 2007. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At March 31, 2008, there were approximately 32 units in the field pursuant to this evaluation program, compared to 31 units in the field at December 31, 2007. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
At current sales volumes, we have approximately 1 year of finished BLU-U® units in inventory. Our third party manufacturer of the BLU-U® recently received a warning letter from the U.S. Food and Drug Administration concerning certain observations at its facility. While we do not believe that these observations directly relate to the BLU-U®, we may be required to use our Wilmington facility which was approved for the manufacture of BLU-U® units in 2005 to manufacture the BLU-U® if our third-party manufacturer does not rectify the issues stated in the warning letter in time to satisfy our needs.
Total revenues for the three-month periods ended March 31, 2008 and 2007 were $2,100,000 and $2,120,000, respectively. The substantial majority of the Non-PDT product revenues were from sales of Nicomide®. Nicomide® sales in 2008 were negatively impacted by residual levels of NIC 750, a niacinamide product that was substituted for Nicomide®, remaining in the channel post settlement with River’s Edge. The settlement agreement is described further in Note 17 to the Consolidated Financial Statements. We are also aware that another manufacturer has listed a niacinamide product in various drug databases as a substitute for Nicomide® though we do not believe this product has been launched yet. If it is launched, this product would negatively impact revenues of Nicomide®.
The increase in our total revenues results from increased PDT segment revenues in the United States, as well as our PDT product launches in Korea and the rest of world. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as the addition of new customers. We expect to be able to grow our PDT segment revenues in the United States during 2008, due in part to the 18% percent increase in reimbursement of our PDT-related procedure fee, which became effective January 1, 2008. We also expect our PDT revenues in Canada to remain flat in 2008 largely due to the level of reimbursement to physicians in that country. In addition, with the settlement of the River’s Edge litigation in 2007, we expect moderate growth in our Non-PDT Drug Products revenues in 2008, primarily due to our belief that existing quantities of NIC 750 in the distribution channel are substantially depleted and we should regain our market share beginning in the second quarter of 2008. However, our expectations for growth assume that there are no other products successfully introduced into the marketplace which would be substitutable for Nicomide® and that the FDA does not take direct enforcement action against Nicomide as a marketed unapproved drug. As we have previously reported, Actavis Totowa LLP, the manufacturer of Nicomide, has notified us that it will no longer manufacture Nicomide due to its discussions with the U.S. Food and Drug Administration. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products.”

COST OF PRODUCT REVENUES — Cost of product revenues for the three-month period ended March 31, 2008 were $1,700,000 as compared to $2,156,000 in 2007. A summary of the components of cost of product revenues and royalties is provided below:

			Increase/
	2008	2007	(Decrease)

Levulan ® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$638,000	$556,000	$82,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	10,000	58,000	(48,000)
Royalty and supply fees (1)	248,000	180,000	68,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	896,000	794,000	102,000

BLU-U® Cost of Product Revenues

Direct BLU-U® Product Costs	201,000	262,000	(61,000)

Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	177,000	253,000	(76,000)

Subtotal BLU-U® Cost of Product Revenues	378,000	515,000	(137,000)

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	1,274,000	1,309,000	(35,000)

Non-PDT Drug Cost of Product Revenues and Royalties	427,000	847,000	(420,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,701,000	$2,156,000	$(455,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.
MARGINS — Total product margins for the three-month period ended March 31, 2008 was $6,229,000 as compared to $4,521,000 for the comparable 2007 period, as shown below:

					Increase/
	2008		2007		(Decrease)
Levulan® Kerastick® Gross Margin	$4,458,000	83%	$3,131,000	80%	$1,327,000
BLU-U® Gross Margin	98,000	21%	117,000	18%	(19,000)

Total PDT Drug and Device Gross Margin	$4,556,000	78%	$3,248,000	71%	$1,308,000

Total Non-PDT Drug Gross Margin	1,673,000	80%	$1,273,000	60%	400,000

TOTAL GROSS MARGIN	$6,229,000	79%	$4,521,000	68%	$1,708,000

For the three-month period ended March 31, 2008, total PDT Drug and Device Product Margins were 79% versus 68% for the comparable 2007 period.
Kerastick® gross margins for the three-month period ended March 31, 2008 were 83% versus 80% for the comparable 2007 period. The margin improvement is mainly attributable to an increased average selling price in the U.S., overall lower cost of production due to increased manufacturing volumes, as well as amortization of milestone payments received. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume.
BLU-U® margins for the three month period ended March 31, 2008 were 21% versus 18% for the comparable 2007 period. The increase in gross margin is a result of an increase in the average selling price per unit; as well as, lower overall costs incurred to support the product line. Our short-term strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick® sales volumes.
Non-PDT Drug Product margins reflect the gross margin generated by the products acquired as part of our acquisition of Sirius. Gross margins for the three-month periods ended March 31, 2008 and 2007 were 80% and 60%, respectively. During the three-month period ended March 31, 2008, Non-PDT Drug Product margins were negatively impacted by the continued presence of NIC 750. We expect Non-PDT Drug Product gross margins to be in the 75-85% range during the remainder of 2008, which assumes that there are no other products successfully introduced into the marketplace which would be substitutable for Nicomide® and that the FDA does not take enforcement action against Nicomide® as a marketed unapproved drug or another manufacturer of Nicomide®. We are pursuing an alternative labeling and distribution strategy that we believe we could deploy if the FDA takes such action.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three-month period ended March 31, 2008 were $2,186,000 as compared to $1,526,000 in the comparable 2007 period.
The increase in 2008 compared to 2007 was due primarily to increased spending on our Phase IIb clinical trial on acne and a one-time $0.6 million Prescription Drug User Fee Act (PDUFA) charge related to our approved AK indication. Research and development expenses reflect the costs of our Phase IIb clinical trial for acne, which commenced in March 2007. We expect our research and development costs to increase to an even greater extent at such time as we may commence Phase III trials, or potentially a larger Phase IIb trial. The current Phase IIb trial is being conducted at 14 sites and involves approximately 260 patients. Enrollment in the trial was completed in March 2008. In November 2004, we signed a clinical trial agreement with the National Cancer Institute (NCI) Division of Cancer Prevention (DCP) for the treatment of oral cavity dysplasia. The NCI DCP used its resources to file its own investigational new drug application with the FDA, and approval to initiate the study was received. DUSA and the NCI DCP worked together to prepare the overall clinical development plan for Levulan® PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been developed, and a Phase I clinical trial was launched in April of 2008. Our costs related to this study will be limited to providing Levulan®, leasing lasers and the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property which may arise from this study. Researchers anticipate that the study will be completed within 12-24 months and based on results, hope to move forward with a Phase II trial.

We are planning to initiate, in 2008, a DUSA-sponsored clinical trial, which we expect will include 30 to 40 patients, for the treatment of actinic keratoses and chemoprevention of non-melanoma skin cancers in immunosuppressed solid organ transplant patients who are at risk of developing multiple skin cancers annually. A protocol outline has been prepared and reviewed, and we are expecting to file an Orphan Drug Designation Application during the second quarter of 2008.
We have entered into a series of agreements for our research projects and clinical studies. As of March 31, 2008 future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $1,560,000 for the remainder of 2008.
MARKETING AND SALES COSTS — Marketing and sales costs for the three-month period ended March 31, 2008 were $3,057,000 as compared to $3,531,000 for the comparable 2007 period. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,057,000 for the three-month period ended March 31, 2008, compared to $2,242,000 in the comparable 2007 period. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,000,000 for the three-month period ended March 31, 2008, compared to $1,289,000 for the comparable 2007 period. The decrease in this category is due primarily to absence of expenses incurred in 2007 related to the launch of ClindaReach™. We expect marketing and sales costs to increase in 2008, compared with 2007, but to decrease as a percentage of revenues.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three-month period ended March 31, 2008 were $2,368,000 as compared to $3,023,000 for the comparable 2007 period. The decrease is mainly attributable to decreases in legal expenses due to higher costs incurred in 2007 due to the River’s Edge litigation. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property. We expect general and administrative costs to decrease in 2008 due to lower expected patent litigation costs in light of the settlement with River’s Edge.
NET GAIN FROM SETTLEMENT OF LITIGATION — During the fourth quarter of 2007 we entered into a Settlement Agreement and Mutual Release with River’s Edge Pharmaceuticals, LLC. Under the terms of the Settlement Agreement, River’s Edge made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and pays to DUSA $25.00 for every prescription of NIC 750 above 5,000 prescriptions that are substituted for Nicomide® after September 30, 2007. During the three-month period ended March 31, 2008 damages for NIC 750 substituted for Nicomide® resulted in a net gain from settlement of litigation of $235,600. We do not expect this gain to be significant for the remainder of 2008 beginning with the second quarter.
OTHER INCOME, NET— Other income for the three-month period ended March 31, 2008, increased to $206,000, as compared to $189,000 during the same period in 2007. This increase reflects an increase in our average investable cash balances during 2008 as compared to 2007 as a result of the October 2007 private placement in the fourth quarter of 2007.
GAIN ON CHANGE IN FAIR VALUE OF WARRANTS — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in value during the three-month period ended March 31, 2008 of $345,000, resulted in a non-cash loss. The increase in fair value was due primarily to an increase in our stock price from December 31, 2007 to March 31, 2008.
NET LOSS — We incurred a net loss of $1,284,000, or $0.05 per share, for the three-month period ended March 31, 2008, as compared to a net loss of $3,371,000, or $0.17 per share, for the comparable 2007 period. Net losses are expected to continue until our revenues increase to offset the cost of our sales force and marketing initiatives, and the costs for other business support functions.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2008, we had approximately $22,908,000 of total liquid assets, comprised of $4,386,000 of cash and cash equivalents and marketable securities available-for-sale totaling $18,522,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. As of March 31, 2008, these securities had a weighted average yield of 2.13% and maturity dates ranging from April 2008 to January 2013. Our net cash provided by operations for the three-month period ended March 31, 2008 was $5,475, versus $1,226,000 cash used in operations the comparable prior year period. The year over year improvement is primarily attributable to growth in revenues and gross margins in our PDT operating segment. As of March 31, 2008 working capital (total current assets minus total current liabilities) was $23,862,000, as compared to $24,021,000 as of December 31, 2007. Total current assets increased by $0.6 million during the three-month period ended March 31, 2008, due primarily to increases in both our Accounts Receivable and Inventory balances in support of our growing business. Total current liabilities increased by $792,000 during the same period due primarily to an increase in deferred revenues associated with our international distributions agreements with Stiefel and Daewoong.
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

As of March 31, 2008, none of these milestones had been achieved. However, we expect that the first of these milestones will be achieved during the third quarter of 2008.
We are actively seeking to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2008, we are focusing primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, as well as the Non-Photodynamic Therapy Drug

Products and advancing our Phase II study for use of Levulan® PDT in acne. DUSA has no off-balance sheet financing arrangements.
Contractual Obligations and Other Commercial Commitments
ALTANA, INC.
In September 2005, the former Sirius entered into a development and product license agreement with Altana, Inc. relating to a reformulated dermatology product pursuant to a supplement to an abbreviated new drug application, or ANDA, which was submitted by Altana to the FDA. This agreement was assigned to us by virtue of the Sirius merger. According to the agreement, we were required to pay for all development costs. In January 2008, Altana received a non-approvable letter from the FDA with respect to its ANDA supplement. Based on the FDA action which required Altana to withdraw the ANDA supplement, DUSA will not receive pre-market approval to launch this product as previously anticipated. Furthermore, in light of preliminary market research data which was equivocal as to the potential acceptability of the product due to the changing competitive environment, DUSA decided not to launch this product and notified Altana to cease all development activities.
ACTAVIS TOTOWA, LLC
Under an agreement dated May 18, 2001, and amended on February 8, 2006, the former Sirius entered into an arrangement for the supply of Nicomide® with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. Currently, Actavis Totowa supplies all of our requirements; however, we have the right to use a second source for a significant portion of our needs if we choose to do so. The agreement expires on February 8, 2009. Actavis Totowa has received several warning letters from the FDA regarding certain regulatory observations. To our knowledge, the primary observations noted in the warning letters were not related to Nicomide. However, with respect to Nicomide® and certain other products manufactured by Actavis Totowa that would be covered under FDA’s recent compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs”, Actavis Totowa has received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and that the FDA believes Nicomide® could not be marketed as a dietary supplement with its current labeling. In April 2008, we were notified by Actavis Totowa that they will cease manufacturing Nicomide® due to their continuing discussions with the U.S. Food and Drug Administration. We have inventory supplies of Nicomide®, either in the distribution channel or at wholesalers, to last approximately 6 months at current sales levels. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market but we could experience a back-order situation if a replacement manufacturer is not available in time to meet our supply needs.
L. PERRIGO COMPANY
On October 25, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach™, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.

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
Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of March 31, 2008).
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
RESEARCH AGREEMENTS
We have entered into various agreements for research projects and clinical studies. As of March 31, 2008, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,884,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc., which is renewable on an annual basis, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2007 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at March 31, 2008:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5
Operating lease obligations	$2,103,000	$463,000	$901,000	$739,000	$0
Purchase obligations (1, 2)	3,782,000	3,469,000	313,000	—	—
Minimum royalty obligations (3)	1,227,000	348,000	634,000	196,000	49,000

Total obligations	$7,112,000	$4,280,000	$1,848,000	$935,000	$49,000

1)	Research and development projects include various commitments including obligations for our Phase II clinical study for moderate to severe acne.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ, Winston and Perrigo described above.
Rent expense incurred under these operating leases was approximately $111,000 and $121,000 for the three-month periods ended March 31, 2008 and 2007, respectively.
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
As of March 31, 2008, the weighted average rate of return on our investments was 2.13%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2008, the fair market value of the portfolio would decline by $894,000. Declines in interest rates could, over time, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to management’s statements regarding our strategies and core objectives for 2008, the results of our integration of Sirius Laboratories, Inc. with our business and matters relating thereto, our expectations concerning the introduction of generic substitutes for Nicomide® and such products’ impact on sales of Nicomide® our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, the impact of compounding pharmacies, beliefs regarding estimates, management’s beliefs regarding the unique nature of Levulan® and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan® and our other products and other potential indications, statements regarding the manufacture of Nicomide® in the future, beliefs concerning manufacture of the BLU-U®, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding other product launches in Brazil and other territories, expectations regarding additional market expansion, expectations for commercialization of Levulan® Kerastick® in Asian countries and a distribution agreement for Japan, expectations regarding the marketing and distribution of Levulan® Kerastick® by Daewoong Pharmaceutical Co., Ltd. and Stiefel Laboratories, Inc., beliefs regarding the clinical benefit of Levulan® PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, statements of our intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, intentions to defend our patent estate, the impact of a third-party’s regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases or decreases in cost of product sales, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition including from Metvixia, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding increased sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick® and BLU-U® units and of Nicomide®, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance, the enforceability of our patents, the impact of generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, the adoption of our products, and the outcome of such efforts, our beliefs regarding our sales and marketing efforts, our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, the volatility of our stock price, the impact of our rights plan, and the possibility that the holders of options and warrants will purchase our common stock by exercising these securities. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
RIVER’S EDGE
On October 28, 2007, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by us against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of our Nicomide® patent, U.S. Patent No. 6,979,468, under which we have marketed, distributed and sold Nicomide®. Under the terms of the Settlement Agreement, River’s Edge unconditionally acknowledged the validity and enforceability of the Nicomide® patent, made a lump-sum settlement payment to us in the amount of $425,000 for damages and will pay us $25.00 for every bottle of NIC 750 above 5,000 bottles that is substituted for Nicomide® after September 30, 2007. River’s Edge had also filed an application with the U.S. Patent and Trademark Office requesting reexamination of the Nicomide® patent. On March 6, 2008, the United States Patent and Trademark Office vacated the reexamination of the Nicomide® patent.
As part of the settlement, we and River’s Edge have also entered into a license agreement, dated October 28, 2007 (the “License Agreement”) whereby we granted a perpetual, exclusive license to River’s Edge to manufacture and sell four of our products from the AVAR® line, including AVAR cleanser, AVAR gel, AVAR E-emollient cream and AVAR E-green in exchange for a royalty on net sales of these products, including a guaranteed minimum royalty of $300,000, payable in equal annual installments of $100,000 for three years. We provided our on-hand inventory of these products to River’s Edge for no cost.

ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.
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
In March 2006, we acquired Nicomide® in connection with our merger with Sirius Laboratories, Inc. Shortly after the closing of the merger, we became engaged in patent litigation with River’s Edge Pharmaceuticals, LLC, or River’s Edge, a company that launched a niacinamide-based product in competition with our Nicomide® product. River’s Edge had also requested that the United States Patent and Trademark Office reexamine the Nicomide® patent claiming that it is invalid. Nicomide® sales were adversely impacted throughout the litigation process and had a material negative impact on our revenues, results of operations and liquidity. On October 28,

2007, we entered into a settlement agreement and mutual release, or settlement agreement, to dismiss the lawsuit. On March 6, 2008, the USPTO vacated the reexamination.
We are aware that another manufacturer has listed a niacinamide product in various drug databases as a substitute for Nicomide® and have been informed that other companies may be making plans to launch a substitutable niacinamide product. If that should occur, our revenues from sales of Nicomide® will decrease, perhaps permanently, and our ability to become profitable will be more difficult.
Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products and Become Profitable.
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
If we, or any of our contract manufacturers, fail to comply with these requirements, we may be limited in the jurisdictions in which we are permitted to sell our products. Additionally, if we or our manufacturers fail to comply with applicable regulatory approval requirements, a regulatory agency may also:
•	send warning letters, as recently received by the manufacturer of our BLU-U®,

•	impose fines and other civil penalties on us,

•	seize our products,

•	suspend our regulatory approvals,

•	cease the manufacture of our products, as Actavis Totowa is doing with Nicomide®,

•	refuse to approve pending applications or supplements to approved applications filed by us,

•	refuse to permit exports of our products from the United States,

•	require us to recall products,

•	require us to notify physicians of labeling changes and/or product related problems,

•	impose restrictions on our operations, and/or

•	criminally prosecute us.
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
Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications including Nicomide®. The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with the FDA to begin that process. The FDA’s enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide® has received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide® could not be marketed as a dietary supplement with its current labeling. In April 2008, our contract manufacturer of Nicomide® informed us that they will cease manufacturing Nicomide® due to their continuing discussions with the U.S. Food and Drug Administration. We have inventory supplies of Nicomide®, either in the distribution channel or at wholesalers, to last approximately 6 months at current sales levels. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market, but we could experience a back-order situation if a replacement manufacturer is not available in time to meet our supply needs. We may be required to make certain labeling changes and market Nicomide® as an over-the-counter product or as a dietary supplement under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval. Action by the FDA could have a material impact on our Non-PDT Drug Product revenues. Label changes eliminating claims of certain medicinal benefits would make it more difficult to market these products and could therefore, negatively affect our revenues and profits.
Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of the BLU-U®, who has received warning letters from the FDA, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations.
As part of our FDA approval for the Levulan® Kerastick® for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA could request additional information and/or studies. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. Any such problems could affect our ability to become profitable.
Patent Litigation Is Expensive And We May Not Be Able To Afford The Costs.
The costs of litigation or any proceeding relating to our intellectual property rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex patent litigation. For example, third- parties may infringe one or more of our patents, and cause us to spend significant resources to enforce our patent rights. Also, in a lawsuit against a third-party for infringement of our patents in the United States, that third-party may challenge the validity of our patent(s). We cannot guarantee that a third-party will not claim, with or without merit, that our patents are not valid or that we have infringed their patent(s) or misappropriated their proprietary material. Defending these types of legal actions involve considerable expense and could negatively affect our financial results.
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
While we recently completed a private placement raising net proceeds of approximately $10.3 million in October 2007, we may need substantial additional funds to fully develop, manufacture, market and sell our other potential products. We may obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements. We cannot predict whether any additional financing will be available at all or on acceptable terms. Depending on the extent of available funding, we may delay, reduce in scope or eliminate some of our research and development programs. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.
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
Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick ® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan ®, The BLU-U ®, Nicomide ®, Meted® , Psoriacap® And Psoriatec®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales.
If we experience problems producing Levulan® Kerastick® units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U® and the Levulan® Kerastick® in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U® , we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs unless we decide to manufacture in light of FDA’s warning letter to our BLU-U® manufacturer.
Nicomide® is the key product we acquired from Sirius in connection with our merger completed in March, 2006. Nicomide® is an oral prescription vitamin supplement. The FDA has notified the manufacturer that the FDA believes that Nicomide® could not be marketed as a dietary supplement with its current labeling. The FDA regulates such products under the compliance policy guide described above entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” In April 2008, we were notified by our contract manufacturer of Nicomide® that they will cease manufacturing Nicomide® due to their continuing discussions with the U.S. Food and Drug Administration. We have inventory supplies of Nicomide®, either in the distribution channel or at wholesalers, to last approximately 6 months at current sales levels. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market, but we could experience a back-order situation if a replacement manufacturer is not available in time to meet our supply needs.
Manufacturers and their subcontractors often encounter difficulties when commercial quantities of products are manufactured for the first time, or large quantities of products are manufactured, including problems involving:
•	product yields,

•	quality control,

•	component and service availability,

•	compliance with FDA regulations, and

•	the need for further FDA approval if manufacturers make material changes to manufacturing processes and/or facilities.
We cannot guarantee that problems will not arise with production yields, costs or quality as we and our suppliers manufacture our products. Any manufacturing problems could delay or limit our supplies which would hinder our marketing and sales efforts. If our facility, any facility of our contract manufacturers, or any equipment in those facilities is damaged or destroyed, we may not be able to quickly or inexpensively replace it. Likewise, if there are any quality or supply problems with any components or materials needed to manufacturer our products, we may not be able to quickly remedy the problem(s). Any of these problems could cause our sales to suffer.
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
We Have Significant Losses And Anticipate Continued Losses
We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $1,284,000 and $3,371,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and $14,714,000 and $31,350,000 for the years ended December 31, 2007 and 2006, respectively. As of March 31,

2008, our accumulated deficit was approximately $136,885,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.
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
Nicomide® is covered by a United States patent which issued in December 2005. River’s Edge Pharmaceuticals, LLC filed an application with the USPTO for the reexamination of the patent which was vacated by the USPTO on March 6, 2008. On October 28, 2007, we entered into a settlement agreement and mutual release to dismiss the lawsuit brought by DUSA against River’s Edge, asserting a number of claims arising out of River’s Edge’s alleged infringement of U.S. Patent No. 6,979,468 under which DUSA has marketed, distributed and sold Nicomide®. Under the terms of the settlement agreement, River’s Edge unconditionally acknowledges the validity and enforceability of the Nicomide® patent. Other companies may launch substitutable niacinamide products which may cause us to again consider litigation and the validity of the Nicomide® patent could be tested again. Also, new products have been launched that are competing with Nicomide®. These events could cause us to lose significant revenues and put our ability to be profitable at risk.
Furthermore, PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004 and this product, which would be directly competitive with our Levulan® Kerastick® product, could be launched at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia®, this product which will be marketed in the U.S. by a large dermatology company, may adversely affect our ability to maintain or increase our Levulan® market.
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
We Must Receive Separate Approval For Each Of Our Potential Products Before We Can Sell Them Commercially In The United States Or Abroad.
All of our potential Levulan® products will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals (as we did for the product we were developing with Altana discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commercial Commitments”) for these products our revenues will be limited. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only three drugs for use in photodynamic therapy, including Levulan®. This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.
We cannot predict whether we will obtain approval for any of our potential products. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT or photodetection, known as PD, is safe and effective for any new use we are studying, including our ongoing Phase II acne study. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. During September 2005, the FDA issued guidance for the pharmaceutical industry regarding the development of new drugs for acne vulgaris treatment. We have received comments on our acne development program from the FDA statistical reviewer assigned to our investigational new drug application or IND. In this letter, the reviewer stated concern about whether we will have sufficient data to select an appropriate dosing regimen for Phase III trials. We believe that we have the data to indicate that sufficient drug dose ranging has been done; however, if the FDA does not accept our rationale, additional clinical trials and/or formulation development work may be required for the acne development program, which may extend the expected development time lines for such program. The FDA may issue additional guidance in the future, which may result on additional costs and delays. We must also obtain foreign regulatory clearances before we can market any potential products in foreign markets. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and may impose substantial additional costs.
Certain of the products acquired in connection with the Sirius merger must meet certain minimum manufacturing and labeling standards established by the FDA and applicable to products marketed without approved marketing applications, including Nicomide®. The FDA regulates such products under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and we have begun discussions with the FDA to begin that process. The

FDA’s enforcement discretion policy does not apply to drugs or firms that may be in violation of regulatory requirements other than preapproval submission requirements and the FDA may bring an action against a drug or a firm when the FDA concludes that such other violations exist. The contract manufacturer of Nicomide® received notice that the FDA considers prescription dietary supplements to be unapproved new drugs that are misbranded and that cannot be legally marketed, and has received notice that the FDA believes Nicomide® could not be marketed as a dietary supplement with its current labeling. In April 2008, we were notified by the contract manufacturer of Nicomide® that they will cease manufacturing Nicomide® due to their continuing discussions with the U.S. Food and Drug Administration. We have inventory supplies of Nicomide®, either in the distribution channel or at wholesalers, to last approximately 6 months at current sales levels. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market, but we could experience a back-order situation if a replacement manufacturer is not available in time to meet our supply needs. We may be required to make certain labeling changes and market Nicomide® as an over-the-counter product or as a dietary supplement under applicable legislation, or withdraw the product from the market, unless and until we submit a marketing application and obtain FDA marketing approval. If FDA takes action against Nicomide, or other unapproved marketed drugs we sell which we acquired from Sirius, our revenues will be significantly negatively impacted.
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 90 employees, including 4 part-time employees, as of March 31, 2008. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
We Have Learned That Some Compounding Pharmacies Are Producing A Form Of Aminolevulinic Acid Hcl And Are Marketing It To The Medical Community.
We are aware that there are compounding pharmacies that market compounded versions of aminolevulinic acid HCl as an alternative to our Levulan® product. Since December 2004, we have filed lawsuits against compounding pharmacies, chemical suppliers and a light device company and several physicians alleging violations of the Lanham Act for false advertising and trademark infringement, and of United States patent law. All of the lawsuits have been settled or ended favorably to us. While we believe that certain actions of compounding pharmacies and others go beyond the activities which are permitted under the Food, Drug and Cosmetic Act and have advised the FDA and local health authorities of our concerns, we cannot be certain that our legal strategy will be successful in curbing the practices of these companies or that regulatory authorities will intervene to stop their activities. In addition, there may be other compounding pharmacies which are following FDA guidelines, or others conducting illegal activities of which we are not aware, which may be negatively impacting our sales revenues.
Generic Manufacturers May Launch Products at Risk of Patent Infringement.
We are aware that another manufacturer has listed a niacinamide product in various drug databases and we have been informed that other companies are making plans to launch a substitutable niacinamide product to complete with Nicomide®. If manufacturers, like River’s Edge, launch products to compete with Nicomide® in spite of our patent position, these manufacturers would likely erode our market and negatively impact our sales revenues, liquidity and operations.

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
Risks Related To Our Stock
If The Shares Of Common Stock Held By Former Sirius Shareholders Or Our New Investors Are Sold, The Price Of Our Shares Could Become Depressed.
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
As of May 6, 2008, there were outstanding options and warrants to purchase 4,214,009 shares of common stock, with exercise prices ranging from $1.60 to $31.00 per share, and from $2.85 to $6.00 per share, respectively. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.
Our Results Of Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.
The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2007 to May 6, 2008, the price of our stock has ranged from a low of $1.63 to a high of $11.12. Factors that contributed to the volatility of our stock during this period included:
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
The price of our common stock may be affected by the amount of quarterly shipments of our products to end-users. Since our PDT products are still in the early stages of adoption, and sales volumes are still low, a number of factors could affect product sales levels and growth rates in any period. These could include the level of penetration of new markets outside of the United States, the timing of medical conferences, sales promotion activities, and large volume purchases by our higher usage customers. In addition, seasonal fluctuations in the number of patients seeking treatment at various times during the year could impact sales volumes. These factors could, in turn, affect the volatility of our stock price.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 7, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: May 7, 2008

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: May 7, 2008

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 7, 2008.