Form 10-Q
period 2008-06-30
DUSA PHARMACEUTICALS INC
filed 2008-08-08
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31533
DUSA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-3103129 (I.R.S. Employer Identification No.)

25 Upton Drive, Wilmington, MA (Address of Principal Executive Offices)	01887 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 7, 2008, the registrant had 24,078,610 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,978,722	$4,713,619
Marketable securities	19,721,895	18,311,650
Accrued interest receivable	175,535	97,243
Accounts receivable, net of allowance for doubtful accounts of $152,000 and $158,000 in 2008 and 2007, respectively	2,205,451	2,667,178
Inventory	2,831,488	2,672,105
Prepaid and other current assets	1,669,375	1,843,873

TOTAL CURRENT ASSETS	29,582,466	30,305,668
Restricted cash	172,418	170,510
Property, plant and equipment, net	2,123,288	2,142,658
Deferred charges and other assets	215,861	273,404

TOTAL ASSETS	$32,094,033	$32,892,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$104,872	$1,213,867
Accrued compensation	677,587	491,529
Other accrued expenses	3,343,535	3,322,642
Deferred revenue	937,269	1,256,494

TOTAL CURRENT LIABILITIES	5,063,263	6,284,532
Deferred revenues	4,241,844	2,918,850
Warrant liability	1,138,733	1,262,600
Other liabilities	285,729	319,736

TOTAL LIABILITIES	10,729,569	10,785,718

COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in Series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,078,610 and 24,076,110 shares of common stock, no par, at June 30, 2008 and December 31, 2007, respectively	151,652,943	151,648,943
Additional paid-in capital	6,574,903	5,885,353

	June 30,	December 31,
	2008	2007
Accumulated deficit	(137,023,416)	(135,600,484)
Accumulated other comprehensive income	160,034	172,710

TOTAL SHAREHOLDERS’ EQUITY	21,364,464	22,106,522
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,094,033	$32,892,240

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-months ended		Six-months ended
	June 30,		June 30,
	2008	2007	2008	2007

Product revenues	$8,112,239	$6,862,198	$16,041,739	$13,539,038
Cost of product revenues and royalties	1,787,694	1,776,491	3,488,011	3,932,643

GROSS MARGIN	6,324,545	5,085,707	12,553,728	9,606,395
Operating costs:
Research and development	1,375,302	1,576,909	3,561,511	3,103,013
Marketing and sales	3,496,233	3,309,583	6,553,434	6,840,290
General and administrative	2,325,137	2,832,576	4,692,961	5,856,025
Net gain from settlement of litigation	(47,825)	—	(283,425)	—

TOTAL OPERATING COSTS	7,148,847	7,719,068	14,524,481	15,799,328

LOSS FROM OPERATIONS	(824,302)	(2,633,361)	(1,970,753)	(6,192,933)

Other income, net	217,100	155,954	423,952	344,598
Gain on change in fair value of warrants	468,411	—	123,869	—

NET LOSS	$(138,791)	$(2,477,407)	$(1,422,932)	$(5,848,335)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.13)	$(0.06)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,078,610	19,487,485	24,078,514	19,483,796

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,422,932)	$(5,848,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums and discounts on marketable securities	(108,441)	(98,092)
Realized loss/(gain) on sales of marketable securities	13,488	(7,113)
Share-based compensation	689,550	717,698
Inventory reserve	(3,000)	4,000
Depreciation and amortization	311,191	349,667
Gain on change in fair value of warrants	(123,869)	—
Deferred revenues recognized	(640,168)	(203,300)
Changes in other assets and liabilities impacting cash flows used in operations
Accrued interest receivable	(78,292)	81,534
Accounts receivable	461,727	202,295
Inventory	(156,383)	(572,694)
Prepaid and other current assets	174,498	457,410
Deferred charges and other assets	57,543	(81,552)
Accounts payable	(1,108,995)	517,955
Accrued compensation and other accrued expenses	456,951	(1,732,859)
Deferred revenues	1,643,937	1,504,586
Other liabilities	(34,005)	98,504

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	132,800	(4,610,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisition	(250,000)	(500,000)
Purchases of marketable securities	(19,406,775)	(11,399,203)
Proceeds from maturing and sales of marketable securities	18,078,809	16,438,627
Restricted cash	(1,908)	(4,008)
Purchases of property, plant and equipment	(291,823)	(203,909)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,871,697)	4,331,507

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	4,000	40,650

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	40,650

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,734,897)	(238,139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,713,619	3,267,071

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,978,722	$3,028,932

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of June 30, 2008, and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2008 and 2007 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
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
In 2007, the FASB also issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. The adoption of this standard is not expected to have an effect on the Company’s consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.
In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its Condensed Consolidated Financial Statements.

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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

Level 2
Assets:
United States government-backed securities	$14,675,000
Corporate debt securities	5,047,000

Total assets	$19,722,000

Liabilities:
Warrant liability	1,139,000

Total liabilities	$1,139,000

4) WARRANTS
On October 29, 2007, the Company sold, through a private placement, 4,581,043 shares of its common stock and warrants to purchase 1,145,259 shares of common stock with an exercise price of $2.85. The warrants have a 5.5 year term and became exercisable on April 30, 2008. The warrants are recorded as a derivative liability at fair value. Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $2.0 million. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. At June 30, 2008 the aggregate fair value of these warrants decreased to $1.1 million from $1.3 million at December 31, 2007. The non-cash gain during the three and six-month periods ended June 30, 2008 were $0.5 million and $0.1 million, respectively.

Assumptions used for the Black-Scholes option-pricing models as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Expected volatility	67.1%	67.3%
Remaining contractual term (years)	4.83	5.33
Risk-free interest rate	3.34%	3.45%
Expected dividend yield	0%	0%
Common stock price	$2.01	$2.07
5) MARKETABLE SECURITIES
The Company’s investment securities consist of securities of the U.S. government and its agencies and investment-grade corporate bonds. The Company has classified all investment securities as available-for-sale and recorded such investments at fair market value. Since the Company’s investments are managed by a third-party investment advisor pursuant to a discretionary arrangement, for securities with unrealized losses at June 30, 2008 and December 31, 2007, which totaled $36,000 and $16,000, respectively, an other-than-temporary impairment was considered to have occurred and the cost basis of such securities were written down to their fair values with the amount of the write-down included in earnings as unrealized losses. As of June 30, 2008, current yields range from 2.25% to 6.38% and maturity dates range from July 2008 to January 2013. The estimated fair value and cost of marketable securities at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government-backed securities	$14,528,220	$146,440	$14,674,660
Corporate securities	5,033,641	13,594	5,047,235

Total marketable securities available-for-sale	$19,561,861	$160,034	$19,721,895

	December 31, 2007
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government-backed securities	$16,429,249	$162,619	$16,591,868
Corporate securities	1,709,691	10,091	1,719,782

Total marketable securities available-for-sale	$18,138,940	$172,710	$18,311,650

The change in net unrealized gains and losses on such securities for the three and six-month periods ended June 30, 2008 were ($179,939) and ($12,676), respectively, as compared to ($8,675) and $12,004 for the three and six-month periods ended June 30, 2007, and have been recorded in accumulated other comprehensive income, which is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets.
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

If attained, the sales milestones will be paid in either common stock or cash, at the Company’s sole discretion. Any such payments will be expensed as incurred since all goodwill and intangible assets resulting from the acquisition have previously been written down to zero. In January 2008, the Company made its last milestone payment related to new product approvals and/or launches. The payment, in the amount of $250,000, relieved the Company of all of its obligations with respect to such new product approval and/or launch milestones.
7) CONCENTRATIONS
The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government-backed securities and investment-grade corporate bonds. The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for the three and six-months ended June 30, 2008 and 2007, and accounts receivable as of June 30, 2008 and December 31, 2007 are as follows:

	% of revenue		% of revenue
	three months ended		six months ended		% of accounts receivable
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007

Customer A	3%	7%	2%	6%	7%	5%
Customer B	12%	12%	12%	11%	19%	10%
Customer C	15%	20%	11%	18%	24%	12%
Customer D	5%	7%	5%	5%	6%	7%
Customer E	2%	—	3%	—	—	26%
Other customers	63%	54%	67%	60%	44%	40%

Total	100%	100%	100%	100%	100%	100%

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
In April 2008, the Company was notified by its contract manufacturer of Nicomide® that it ceased manufacturing Nicomide. In July 2008, the Company announced that Nicomide® will no longer be manufactured and marketed as a prescription product. The Company has placed a voluntary hold on existing inventory in response to discussions with the FDA. The Company is relabeling a supply of product as a non-prescription dietary supplement in compliance with the Dietary Supplement Health and Education Act (“DSHEA”) for re-launch and is in discussions with the FDA about the Company’s actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of its remaining prescription-labeled Nicomide® inventory, and its DSHEA strategy and related new labeling, including use of the trademark. At the same time, the Company is also considering the possible sale or license of the product. See Note 18 — Subsequent Events.

8) INVENTORY
Inventory consisted of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$1,449,000	$1,625,000
BLU-U® evaluation units	166,000	131,000
Work in process	655,000	409,000
Raw materials	561,000	507,000

Total	$2,831,000	$2,672,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.
During the three-month period ended June 30, 2008, the Company recorded a full reserve for the remaining Nicomide® inventory, which totaled $154,000.
9) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007

Research and development costs	$122,000	$293,000
Marketing and sales costs	363,000	334,000
Reserve for sales returns and allowances	630,000	546,000
Accrued FDA fees	589,000	—
Reserve for chargebacks and rebates	150,000	200,000
Other product related costs	723,000	873,000
Legal and other professional fees	435,000	484,000
Employee benefits	277,000	236,000
Other expenses	55,000	357,000

Total	$3,344,000	$3,323,000

10) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six-month periods ended June 30, 2008 and 2007 included the following line items:

	Three-months ended		Six-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Cost of product revenues	$17,000	$24,000	$41,000	$50,000
Research and development	69,000	92,000	190,000	186,000
Marketing and sales	34,000	75,000	(27,000)	18,000
General & administrative	238,000	285,000	486,000	464,000

Share-based compensation expense	$358,000	$476,000	$690,000	$718,000

The weighted-average estimated fair values of employee stock options granted during the three and six-month periods ended June 30, 2008 and 2007 were $1.42 and $2.01 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three-months ended		Six-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Volatility-directors and officers	70.2%	62.2%	70.2%	62.2%
Volatility-non-officer employees	70.8%	62.2%	70.8%	—%
Risk-free interest rate	2.98-3.61%	4.92%	2.98-3.61%	4.53%
Expected dividend yield	0%	0%	0%	0%
Expected life-directors and officers	6.3 years	5.9 years	6.3 years	5.9 years
Expected life-non-officer employees	5.9 years	5.5 years	5.9 years	5.5 years
A summary of stock option activity is as follows:

	Six-month period	Weighted average
	ended June 30, 2008	exercise price

Outstanding, beginning of period	2,855,125	$10.76
Options-granted	309,500	2.17
Options-forfeited	(5,000)	10.34
Options expired	(112,625)	11.73
Options exercised	(2,500)	1.60

Outstanding, end of period	3,044,500	9.86

Exercisable, end of period	2,274,189	$11.66

Options vested and expected to vest, end of period	2,942,941	$10.07

The weighted average remaining contractual term was approximately 4.79 years for stock options outstanding and approximately 4.17 years for stock options exercisable as of June 30, 2008.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $36,000 and $36,000 for stock options outstanding and exercisable, respectively, as of June 30, 2008. The total intrinsic value for stock options exercised in 2008 was $1,000. The total intrinsic value for stock options vested/expected to vest was approximately $36,000 as of June 30, 2008.
During the second quarter of 2008, the Company issued 102,000 shares of restricted stock to its officers. The shares of restricted stock vest over 4 years at a rate of 25% per year. The stock was valued at $2.20 on the date of grant.
11) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the three and six-month periods ended June 30, 2008, and 2007, stock options, non-vested restricted stock, warrants and rights totaling approximately 4,542,000 and 3,276,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.
12) SEGMENT REPORTING
The Company has two reportable operating segments: Photodynamic Therapy (PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Products. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The table below presents the revenues, costs of revenues and gross margins attributable to these reportable segments for the periods presented. The Company does not allocate research and development, selling and marketing and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

	Three-month period ended		Six-month period ended

	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

REVENUES
PDT drug and device product revenues	$5,429,000	$4,062,000	$11,259,000	$8,618,000
Non-PDT product revenues	2,683,000	2,800,000	4,783,000	4,921,000

Total revenues	8,112,000	6,862,000	16,042,000	13,539,000

COSTS OF REVENUES
PDT drug and device cost of product revenues	1,169,000	1,144,000	2,443,000	2,453,000
Non-PDT cost of product revenues	618,000	632,000	1,045,000	1,480,000

Total costs of product revenues	1,787,000	1,776,000	3,488,000	3,933,000

GROSS MARGIN
PDT drug and device product gross margin	4,260,000	2,918,000	8,816,000	6,165,000
Non-PDT product gross margin	2,065,000	2,168,000	3,738,000	3,441,000

Total gross margin	$6,325,000	$5,086,000	$12,554,000	$9,606,000

During the three-month periods ended June 30, 2008 and 2007, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Three-months ended		Six-months ended

	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

United States	93%	97%	94%	96%
Canada	3%	3%	2%	4%
Korea	2%	—	3%	—
Other	2%	—	1%	—

Total	100%	100%	100%	100%

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.
13) COMPREHENSIVE LOSS
For the three and six-month periods ended June 30, 2008 and 2007, comprehensive loss consisted of the following:

	Three-months ended		Six-months ended
	June 30,		June 30,
	2008	2007	2008	2007

NET LOSS	$(138,791)	$(2,477,407)	$(1,422,932)	$(5,848,335)
Change in net unrealized gains on marketable securities available-for-sale	(179,938)	(8,675)	(12,676)	12,004

COMPREHENSIVE LOSS	$(318,729)	$(2,486,082)	$(1,435,608)	$(5,836,331)

14) STIEFEL AGREEMENT
In January 2006, as amended in September 2007, DUSA licensed to Stiefel the exclusive Latin American rights to market Levulan® PDT. The Company manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as product revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During the launch phase, the Company’s policy is to defer revenues upon shipment and recognize revenues based on end-user demand. At June 30, 2008, the total revenues deferred associated with shipments to Stiefel were $438,000. Deferred revenues at June 30, 2008 and December 31, 2007 associated with milestone payments received from Stiefel are $665,000 and $345,000, respectively. The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval.
15) DAEWOONG AGREEMENT
In January 2007 the Company licensed to Daewoong the exclusive rights to market Levulan® PDT in certain Asian countries. The Company manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1.0 million upon contract signing; (ii) $1.0 million upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as product revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the launch phase, the Company’s policy is to defer revenues upon shipment and recognize revenues based on end-user demand. At June 30, 2008 the total revenues deferred associated with shipments to Daewoong were $1,338,000. Deferred revenues at June 30, 2008 and December 31, 2007 associated with milestone payments received from Daewoong are $1,746,000 and $1,848,000. The agreement with Daewoong also establishes minimum purchase quantities over the first five years following regulatory approval.
16) DEFERRED COMPENSATION PLAN
In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of the Company (the “Participants”). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant’s deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. Included in other liabilities at June 30, 2008 and December 31, 2007 is $107,000 and $127,000, respectively, representing the Company’s obligation under the Plan. DUSA’s obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. The Company has purchased corporate owned life insurance to serve as the funding vehicle for the Plan. The cash surrender value of the life insurance policy is recorded in deferred charges and other assets and totaled $107,000 and $124,000 at June 30, 2008 and December 31, 2007, respectively.
17) COMMITMENTS AND CONTINGENCIES
LEGAL MATTERS:
RIVER’S EDGE LITIGATION SETTLEMENT
As part of the settlement of litigation between, DUSA and River’s Edge Pharmaceuticals, LLC in October 2007, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by DUSA against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of the Company’s Nicomide® patent, U.S. Patent No. 6,979,468, under which DUSA has marketed, distributed and sold Nicomide®. As part of the terms of this agreement, River’s Edge agreed to pay to DUSA $25.00 for every bottle of NIC 750 above 5,000 bottles that is substituted for Nicomide® after September 30, 2007.

The net gain from settlement of litigation is for the three and six-month periods ended June 30, 2008 are comprised of the following:

	Three-months ended	Six-months ended
	June 30, 2008	June 30, 2008

Excess prescriptions of NIC 750 filled	$47,825	$283,425

Net gain from settlement of litigation	$47,825	$283,425

In the accompanying Consolidated Statement of Operations, the net gain on settlement of litigation is recorded as a separate component of operating expenses.
The Company has not accrued any amounts for potential contingencies as of June 30, 2008.
18) SUBSEQUENT EVENTS
On July 18, 2008, the Company announced that Nicomide® will no longer be manufactured and marketed as a prescription product. The Company has placed a voluntary hold on existing inventory in response to discussions with the FDA. The Company is relabeling a supply of product as a non-prescription dietary supplement in compliance with Dietary Supplement Health and Education Act (DSHEA) for re-launch and is in discussions with FDA about appropriate DSHEA labeling, including use of the trademark. At the same time, the Company is also considering the possible sale or license of the product.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a vertically integrated dermatology company that is developing and marketing Levulan PDT and other products for common skin conditions. Our currently marketed products include among others Levulan® Kerastick® 20% Topical Solution with photodynamic therapy, the BLU-U® brand light source, certain products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc., including ClindaReach™.
Historically, we devoted most of our resources to advancing the development and marketing of our Levulan® PDT/PD technology platform. In addition to our marketed products, our drug, Levulan® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® photodynamic therapy, or PDT. When Levulan® is used and followed with exposure to light to detect medical conditions, it is known as Levulan® photodetection, or Levulan® PD. Our Kerastick® is the proprietary applicator that delivers Levulan®.
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
Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide®, its key product, is a vitamin-mineral product currently prescribed by dermatologists. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the U.S. Food and Drug Administration. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with the Dietary Supplement Health and Education Act, or DSHEA, for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
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
We are developing Levulan® PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, Meted®, Psoriacap® and Psoriatec® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
As of June 30, 2008, we had an accumulated deficit of approximately $137,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis. We expect to continue to incur operating losses until sales of our products increase substantially. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the three or six-month periods ended June 30, 2008.
RESULTS OF OPERATIONS — THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 VERSUS THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2007
REVENUES —Total revenues for the three and six-month periods ended June 30, 2008 were $8,112,000 and $16,042,000, respectively, as compared to $6,862,000 and $13,539,000 in 2007, and were comprised of the following:

	Three months ended			Six months ended
	June 30,			June 30,
			INCREASE/			INCREASE/
	2008	2007	(DECREASE)	2008	2007	(DECREASE)
PDT PRODUCT REVENUES

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$4,572,000	$3,461,000	$1,111,000	$9,346,000	$7,185,000	$2,161,000
Canada	218,000	192,000	26,000	377,000	393,000	(16,000)
Korea	159,000	—	159,000	524,000	—	524,000
Rest of World	133,000	—	133,000	190,000	—	190,000

Subtotal Levulan® Kerastick® product revenues	5,082,000	3,653,000	1,429,000	10,437,000	7,578,000	2,859,000

	Three months ended			Six months ended
	June 30,			June 30,
			INCREASE/			INCREASE/
	2008	2007	(DECREASE)	2008	2007	(DECREASE)
BLU-U® PRODUCT REVENUES
United States	347,000	380,000	(33,000)	822,000	946,000	(124,000)
Canada	—	29,000	(29,000)	—	94,000	(94,000)

Subtotal BLU-U® product revenues	347,000	409,000	(62,000)	822,000	1,040,000	(218,000)

TOTAL PDT PRODUCT REVENUES	5,429,000	4,062,000	1,367,000	11,259,000	8,618,000	2,641,000

TOTAL NON-PDT PRODUCT REVENUES	2,683,000	2,800,000	(117,000)	4,783,000	4,921,000	(138,000)

TOTAL PRODUCT REVENUES	$8,112,000	$6,862,000	$1,250,000	$16,042,000	$13,539,000	$2,503,000

For the three and six-month periods ended June 30, 2008, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $5,429,000 and $11,259,000, respectively. This represents an increase of $1,367,000 or 34%, and $2,641,000, or 31%, over the comparable 2007 totals of $4,062,000 and $8,618,000, respectively. The incremental revenue was driven primarily by increased Kerastick® revenues. We believe that our strategy to focus our sales and marketing resources on medical dermatologists and hospitals has been a key factor in the year-over-year growth in our PDT Drug and Device Products segment.
For the three and six-month periods ended June 30, 2008, Kerastick® revenues were $5,082,000, and $10,437,000, respectively, representing a $1,429,000, or 39%, and $2,859,000 or 38% increase over the comparable 2007 totals of $3,653,000 and $7,578,000, respectively. Kerastick® unit sales to end-users were 48,478 and 100,588, for the three and six-month periods ended June 30, 2008, respectively, including on a year-to date basis 4,800 sold in Canada and 8,100 sold in Korea. This represents an increase from 35,886 and 74,256 Levulan® Kerastick® units sold in the three and six-month periods ended June 30, 2007, respectively, including on a year-to date basis 5,208 sold in Canada and 0 sold in Korea since the product was not yet approved. Our average net selling price for the Kerastick® increased to $102.21 per unit for the first six months of 2008 from $101.99 per unit for the first six months of 2007. Our average net selling price for the Kerastick® in the United States increased to $110.16 per unit in 2008 from $103.99 per unit in 2007. This increase was almost fully offset by the averaging of the lower sales prices we receive under our international distribution agreements with Daewoong and Stiefel. The increase in 2008 Kerastick® revenues was driven mainly by increased sales volumes in the United States and internationally, through our distribution agreements with Stiefel and Daewoong, along with the slight increase in our average unit selling price.
For the three and six-month periods ended June 30, 2008, BLU-U® revenues were $347,000 and $822,000, respectively, representing a $62,000, or a 15% decrease, and $218,000, or a 21% decrease over the comparable 2007 totals of $409,000 and $1,040,000, respectively. The decrease in year-to-date 2008 BLU-U® revenues was driven by decreased overall sales volumes, offset in part by an increase in our average selling price. In the three and six-month periods ended June 30, 2008, there were 41 and 97 units sold, respectively, versus 46 and 121 units sold, respectively, in the comparable 2007 periods. All of the units sold in 2008 were sold in the United States. The 2007 total consists of 105 sold in the United States and 16 sold in Canada. In 2008 on a year-to-date basis, our average net selling price for the BLU-U® increased to $8,134 from $8,034 in 2007. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At June 30, 2008, there were approximately 40 units in the field pursuant to this evaluation program, compared to 31 units in the field at December 31, 2007. Since a significant majority of the units placed in the field under our evaluation program result in sales, we expect to continue this program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years. At current sales volumes, we have approximately 1 year of finished BLU-U® units in inventory. Our third party manufacturer of the BLU-U® recently received a warning letter from the U.S. Food and Drug Administration concerning certain observations at its facility. While we do not believe that these observations directly relate to the BLU-U®, we may be required to use our Wilmington, Massachusetts facility which was approved for the manufacture of BLU-U® units in 2005 to manufacture the BLU-U® if our third-party manufacturer does not rectify the issues stated in the warning letter in time to satisfy our needs.

Total Non-PDT Product revenues for the three and six-month periods ended June 30, 2008 were $2,683,000 and $4,783,000, respectively, compared to $2,800,000 and $4,921,000, respectively for the comparable 2007 periods. The substantial majority of the Non-PDT product revenues were from sales of Nicomide®. Nicomide® sales in 2008 were negatively impacted by residual levels of NIC 750, a niacinamide product sold by River’s Edge Pharmaceuticals, LLC that was substituted for Nicomide®, remaining in the channel subsequent to the settlement with River’s Edge. The settlement agreement is described further in Note 17 to the Condensed Consolidated Financial Statements. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the U.S. Food and Drug Administration. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range. We are also aware of two manufacturers that have listed a niacinamide product in various drug databases as substitutes for Nicomide®. These two products were launched in July.
The increase in our total revenues results from increased PDT segment revenues in the United States, as well as our PDT product launches in Korea and the rest of the world. However, we must increase sales significantly from these levels in order for us to become profitable. We remain confident that sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as the addition of new customers. We expect to be able to grow our PDT segment revenues in the United States during 2008, due in part to the 18% percent increase in reimbursement of our PDT-related procedure fee, which became effective January 1, 2008, and the anticipated increase of an additional 16% effective January 1, 2009. We also expect our PDT revenues in Canada to remain flat in 2008 largely due to the level of reimbursement to physicians in that country. We expect our Non-PDT revenues for at least the remainder of 2008 will be significantly negatively impacted since we will no longer manufacture and market Nicomide® as a prescription product. We are evaluating alternative manufacturing, labeling and distribution strategies in order to maintain Nicomide® on the market. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”
COST OF PRODUCT REVENUES — Cost of product revenues for the three and six-month periods ended June 30, 2008 were $1,787,000 and $3,488,000 as compared to $1,776,000 and $3,933,000 in the comparable periods in 2007. A summary of the components of cost of product revenues and royalties is provided below:

	THREE MONTHS ENDED JUNE 30,
			INCREASE/
	2008	2007	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$594,000	$519,000	$75,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	(8,000)	97,000	(105,000)
Royalty and supply fees (1)	223,000	168,000	55,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$809,000	$784,000	$25,000

	THREE MONTHS ENDED JUNE 30,
			INCREASE/
	2008	2007	(DECREASE)

BLU-U® cost of product revenues

Direct BLU-U® product costs	$147,000	$160,000	$(13,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	213,000	200,000	13,000

Subtotal BLU-U® cost of product revenues	$360,000	$360,000	$—

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$1,169,000	$1,144,000	$25,000

Non-PDT cost of product revenues and royalties	$618,000	$632,000	$(14,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,787,000	$1,776,000	$11,000

	SIX MONTHS ENDED JUNE 30,
			INCREASE/
	2008	2007	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$1,232,000	$1,075,000	$157,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	2,000	155,000	(153,000)
Royalty and supply fees (1)	471,000	348,000	123,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$1,705,000	$1,578,000	$127,000

BLU-U® cost of product revenues

Direct BLU-U® product costs	$348,000	$422,000	$(74,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	390,000	454,000	(64,000)

Subtotal BLU-U® cost of product revenues	$738,000	$876,000	$(138,000)

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$2,443,000	$2,454,000	$(11,000)

Non-PDT Cost of Product Revenues and Royalties	$1,045,000	$1,479,000	$(434,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$3,488,000	$3,933,000	$(445,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.

MARGINS — Total product margins for the three and six-month periods ended June 30, 2008 were $6,325,000 and $12,554,000, respectively, as compared to $5,086,000 and $9,606,000 for the comparable 2007 periods, as shown below:

	THREE MONTHS ENDED JUNE 30,
					INCREASE/
	2008		2007		(DECREASE)

Levulan® Kerastick® gross margin	$4,273,000	84%	$2,869,000	79%	$1,404,000
BLU-U® gross margin	(13,000)	(4)%	49,000	12%	(62,000)

Total PDT drug & device gross margin	$4,260,000	78%	$2,918,000	72%	$1,342,000

Total Non-PDT gross margin	2,065,000	77%	2,168,000	77%	$(103,000)

TOTAL GROSS MARGIN	$6,325,000	78%	$5,086,000	74%	$1,239,000

	SIX MONTHS ENDED JUNE 30,
					INCREASE/
	2008		2007		(DECREASE)

Levulan® Kerastick® gross margin	$8,731,000	84%	$6,001,000	79%	$2,730,000
BLU-U® gross margin	85,000	10%	164,000	16%	(79,000)

Total PDT drug & device gross margin	$8,816,000	78%	$6,165,000	72%	$2,651,000

Total Non-PDT gross margin	3,738,000	78%	3,441,000	70%	$297,000

TOTAL GROSS MARGIN	$12,554,000	78%	$9,606,000	71%	$2,948,000

For the three and six-month periods ended June 30, 2008, total PDT Drug and Device Product Margins were 78% for both periods versus 72% for both periods in 2007. The incremental margin was driven by positive margin gains on both the Levulan® Kerastick® and BLU-U®.
Kerastick® gross margins for the three and six-month periods ended June 30, 2008 were 84% for both periods versus 79% for both periods in 2007. The margin improvement in 2008 is mainly attributable to an increased average selling price in the U.S., overall lower cost of production due to increased manufacturing volumes, as well as amortization of milestone payments received. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume.
BLU-U® margins for the three and six-month periods ended June 30, 2008 were (4)% and 10%, respectively, versus 12% and 16% for the comparable 2007 periods. The decrease in gross margin is a result of lower sales volumes. The negative gross margin for the second quarter of 2008 was due to the fact that the revenues generated were not enough to offset the overall costs incurred to support the product line. Our strategy is to at a minimum breakeven on device sales in an effort to drive Kerastick® sales volumes.
Non-PDT Product margins reflect the gross margin generated by the products acquired as part of our acquisition of Sirius. Gross margins for the three and six-month periods ended June 30, 2008 were 77% and 78%, respectively, compared to 77% and 70%, respectively, in the comparable prior year periods. During the three and six-month periods ended June 30, 2008, Non-PDT Product margins were negatively impacted by the continued presence of NIC 750.
In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the FDA. As previously disclosed by DUSA, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels, which will have a negative impact on our gross margins going forward. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three and six-month periods ended June 30, 2008 were $1,375,000 and $3,561,000 as compared to $1,577,000 and $3,103,000 in the comparable 2007 periods.
On a year-to-date basis, the increase in 2008 compared to 2007 was due primarily to increased spending on our Phase IIb clinical trial on acne and a one-time $0.6 million Prescription Drug User Fee Act (PDUFA) charge related to our approved AK indication. Research and development expenses reflect the costs of our Phase IIb clinical trial for acne, which commenced in March 2007. We expect our research and development costs to increase to an even greater extent at such time as we may commence Phase III trials, or potentially a larger Phase IIb trial. The current Phase IIb trial is being conducted at 14 sites and involves approximately 260 patients. Enrollment in the trial was completed in March 2008. All patients have now completed treatment and we expect to report top-line results in the Fall of 2008. In November 2004, we signed a clinical trial agreement with the National Cancer Institute (NCI) Division of Cancer Prevention (DCP) for the treatment of oral cavity dysplasia. The NCI DCP used its resources to file its own investigational new drug application with the FDA. DUSA and the NCI DCP worked together to prepare the overall clinical development plan for Levulan® PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been developed, and a Phase I clinical trial was launched in April 2008. Our costs related to this study will be limited to providing Levulan®, leasing lasers and the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property which may arise from this study. Researchers anticipate that the study will be completed within 12-24 months and based on results, we believe that NCI would plan to move forward with a Phase II trial.
We are planning to initiate, in 2008, a DUSA-sponsored clinical trial, which we expect will include 30 to 40 patients, for the treatment of actinic keratoses and chemoprevention of non-melanoma skin cancers in immunosuppressed solid organ transplant patients who are at risk of developing multiple skin cancers annually. A clinical protocol has been finalized. An Orphan Drug Designation Application with respect to the chemoprevention indication is pending with the FDA.
We have entered into a series of agreements for our research projects and clinical studies. As of June 30, 2008 future payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $1,000,000 for the remainder of 2008.
MARKETING AND SALES COSTS — Marketing and sales costs for the three and six-month periods ended June 30, 2008 were $3,496,000 and $6,553,000, respectively, as compared to $3,310,000 and $6,840,000 for the comparable 2007 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,290,000 and $4,375,000 for the three and six-month periods ended June 30, 2008, compared to $2,005,000 and $4,247,000 in the comparable periods in 2007. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,206,000 and $2,178,000 for the three and six-month periods ended June 30, 2008, compared to $1,304,000 and $2,593,000 for the comparable 2007 periods. The decrease in this category is due primarily to absence in 2008 of expenses incurred in 2007 related to the launch of ClindaReach™. We expect marketing and sales costs to increase in 2008, compared with 2007, but to decrease as a percentage of revenues.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three and six-month periods ended June 30, 2008 were $2,325,000 and $4,692,000, respectively, as compared to $2,833,000 and $5,856,000 for the comparable 2007 periods. The decrease is mainly attributable to decreases in legal expenses, which were incurred in 2007 due to the River’s Edge litigation. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. We expect general and administrative costs to remain at lower levels in 2008 compared to 2007 since patent litigation costs related to the River’s Edge litigation have diminished.
NET GAIN FROM SETTLEMENT OF LITIGATION — During the fourth quarter of 2007 we entered into a Settlement Agreement and Mutual Release with River’s Edge Pharmaceuticals, LLC. Under the terms of the Settlement Agreement, River’s Edge made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and pays to DUSA $25.00 for every prescription of NIC 750 above 5,000 prescriptions that are substituted for Nicomide® after September 30, 2007. During the three and six-month periods ended June 30, 2008 damages for NIC 750 substituted for Nicomide® resulted in a net gain from settlement of litigation of $48,000 and 283,000, respectively. We do not expect this gain to be significant for the remainder of 2008.

OTHER INCOME, NET — Other income for the three and six-month periods ended June 30, 2008, increased to $217,000 and $424,000, respectively, from $156,000 and $345,000 during the comparable 2007 periods. This increase reflects an increase in our average investable cash balances during 2008 as compared to 2007 as a result of the October 2007 private placement in the fourth quarter of 2007.
GAIN ON CHANGE IN FAIR VALUE OF WARRANTS — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The decrease in the liability during the three and six-month periods ended June 30, 2008 were $468,000 and $124,000, respectively, which resulted in a non-cash gain in both periods. The decrease in fair value was due primarily to a decrease in our stock price from December 31, 2007 to June 30, 2008.
NET LOSS — For the three and six-month periods ended June 30, 2008, we incurred net losses of $139,000, or $0.01 per share, and $1,423,000, or $0.06 per share, respectively, as compared to net losses $2,477,000, or $0.13 per share, and $5,848,000, or $0.30 per share for the comparable 2007 periods. Net losses are expected to increase, at least in the short-term, due to the fact that we are no longer manufacturing or marketing Nicomide® as a prescription product. Net losses are expected to continue until such time as our PDT revenues increase to levels which offset the cost of our sales force, marketing initiatives, and other business support functions.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, we had approximately $22,701,000 of total liquid assets, comprised of $2,979,000 of cash and cash equivalents and marketable securities available-for-sale totaling $19,722,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We have invested our funds in liquid investments, so that we will have ready access to these assets, as needed, for the funding of development plans on a short-term and long-term basis. As of June 30, 2008, these securities had a weighted average yield of 3.1% and maturity dates ranging from July 2008 to January 2013. Our net cash provided by operations for the six-month period ended June 30, 2008 was $133,000 versus $4,610,000 cash used in operations the comparable prior year period. The year-over-year improvement is primarily attributable to growth in revenues and gross margins in our PDT operating segment. As of June 30, 2008 working capital (total current assets minus total current liabilities) was $24,519,000, as compared to $24,021,000 as of December 31, 2007. Total current assets decreased by $0.7 million during the six-month period ended June 30, 2008, due primarily to decreases in cash and cash equivalents, accounts receivable and prepaid and other current assets, offset by increases in inventory and marketable securities. Total current liabilities decreased by $1.2 million during the same period due primarily to a decrease in accounts payable and deferred revenue, offset by increases in accrued compensation and other accrued expenses.
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

As of June 30, 2008, none of these milestones had been achieved. However, we expect that the first of these milestones will be achieved during the third quarter of 2008.

We may seek to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2008, we are focusing primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, and advancing our Phase II study for use of Levulan® PDT in acne. DUSA has no off-balance sheet financing arrangements.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
ACTAVIS TOTOWA, LLC
Under an agreement dated May 18, 2001, and amended on February 8, 2006, the former Sirius entered into an arrangement for the supply of Nicomide® with Amide Pharmaceuticals, Inc., now known as Actavis Totowa, LLC. The agreement was assigned to us as part of the Sirius merger. The agreement expires on February 8, 2009. Actavis Totowa has received several warning letters from the FDA regarding certain regulatory observations. In April 2008, we were notified by Actavis that they will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the FDA. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
L. PERRIGO COMPANY
On October 25, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved abbreviated new drug application, or ANDA, owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach™, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.
MERGER WITH SIRIUS LABORATORIES, INC.
In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, ($1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) was contingent on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. The portion of the contingent amounts related to product approvals or launch (i.e., up to $1,500,000) has been satisfied according to the terms of the merger with payments totaling $1,000,000. The sales milestones have not yet been triggered.
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

WINSTON LABORATORIES, INC.
On or about January 30, 2006 Winston Laboratories, Inc., or Winston, and the former Sirius entered into a license agreement relating to a Sirius product, Psoriatec® (known by Winston as Micanol) revising a former agreement. The original 2006 Micanol License Agreement granted an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. On January 29, 2008, our wholly-owned subsidiary, Sirius, entered into the 2006 Micanol Transition License Agreement with Winston. The Transition License Agreement amends the original 2006 Micanol License Agreement which was due to expire pursuant to its terms on January 31, 2008. The parties entered into the Transition License Agreement to extend the term of the 2006 Micanol License Agreement to September 30, 2008 in order to allow DUSA to sell its last batch of product, to reduce the period of time that Sirius is required to maintain product liability insurance with respect to its distribution and sale of products containing anthralin after the termination of the Transition License Agreement and to confirm the allocation of certain costs and expenses relating to the product during and after the transition period. We pay royalties on net sales of Psoriatec®, but we are no longer required to pay Winston a minimum royalty to maintain the license. Psoriatec is a product that is regulated under the FDA’s marketed unapproved drug policy guide. As a result of discussions with the FDA, DUSA placed its Psoriatec® inventory on hold and notified the FDA (in July 2008) that DUSA will cease marketing Psoriatec® at the termination of its license agreement.
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
Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of June 30, 2008).
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
LEASE AGREEMENTS
We have entered into lease commitments for office space in Wilmington, Massachusetts, Valhalla, New York, and Toronto, Ontario. The minimum lease payments disclosed below include the non-cancelable terms of the leases. We intend to sublease the offices in Toronto as we are closing that office as of October 31, 2008. The Valhalla lease expires on December 31, 2008 and will not be renewed as all functions are being consolidated in our Wilmington, Massachusetts facilities.

RESEARCH AGREEMENTS
We have entered into various agreements for research projects and clinical studies. As of June 30, 2008, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,288,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc., which is renewable on an annual basis, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2008 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at June 30, 2008:

		1 Year or			After 5
	Total	less	2-3 Years	4-5 Years	Years
Operating lease obligations (1)	$1,897,000	$459,000	$929,000	$509,000	$0
Purchase obligations (2, 3)	3,014,000	2,813,000	201,000	—	—
Minimum royalty obligations (4)	1,140,000	348,000	571,000	196,000	25,000

Total obligations	$6,051,000	$3,620,000	$1,701,000	$705,000	$25,000

1)	Approximately $85,000 of future operating lease commitments relate to the Toronto and Valhalla offices, which will be closed during 2008.

2)	Research and development projects include various commitments including obligations for our Phase II clinical study for moderate to severe acne.

3)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

4)	Minimum royalty obligations relate to our agreements with PARTEQ, Winston and Perrigo described above.
Rent expense incurred under operating leases was approximately $111,000 and $221,000 for the three and six-month periods ended June 30, 2008, respectively, compared to $120,000 and $240,000 for the comparable 2007 periods.
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

As of June 30, 2008, the weighted average rate of return on our investments was 3.14%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2008, the fair market value of the portfolio would decline by $203,000. Declines in interest rates could, over time, reduce our interest income.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to management’s statements regarding our strategies and core objectives for 2008, the results of our integration of Sirius Laboratories, Inc. with our business and matters relating thereto, our expectations concerning the introduction of generic substitutes for Nicomide® and such products’ impact on sales of Nicomide®, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, the impact of compounding pharmacies, beliefs regarding estimates, management’s beliefs regarding the unique nature of Levulan® and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan® and our other products and other potential indications, statements regarding the manufacture of Nicomide® in the future, beliefs concerning manufacture of the BLU-U® , intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding other product launches in Brazil and other territories, expectations regarding additional market expansion, expectations for commercialization of Levulan® Kerastick® in Asian countries and a distribution agreement for Japan, expectations regarding the marketing and distribution of Levulan® Kerastick® by Daewoong Pharmaceutical Co., Ltd. and Stiefel Laboratories, Inc., beliefs regarding the clinical benefit of Levulan® PDT for acne and other indications, beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, statements of our intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, intentions to defend our patent estate, the impact of a third-party’s regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases or decreases in cost of product sales, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, including from Metvixia, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding increased sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick® and BLU-U® units and of Nicomide®, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance, the enforceability of our patents, the impact of generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, the adoption of our products, and the outcome of such efforts, our beliefs regarding our sales and marketing efforts, our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, the volatility of our stock price, the impact of our rights plan, the possibility that the holders of options and warrants will purchase our common stock by exercising these securities, timing and future development plans with respect to the NCI clinical trials, beliefs regarding legal strategies or regulatory authorities’ actions to stop compounding pharmacies, expectations of price and volume of Nicomide® as a DSHEA-labeled product, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of milestones to former Sirius shareholders, intention to sublease the Toronto offices, plans to re-launch Nicomide® under DSHEA compliant labeling, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding the BLU-U® evaluation program, expectations regarding the development time-table for a DSHEA version of Nicomide® and beliefs regarding the quantities of re-labeled Nicomide®. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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
          If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon some or all of our product development programs. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition. Without sufficient product sales, we would need alternative sources of funding. There is no guarantee that adequate funding sources could be found to continue the development of our potential products. We might be required to commit substantially greater capital than we have available to research and development of such products and we may not have sufficient funds to complete all or any of our development programs, including our acne program.
Our Ability To Become Profitable Will Be Delayed Since We Will No Longer Promote Nicomide® As A Prescription Product, And Since Other Generic Products Entered the Market.
          In March 2006, we acquired Nicomide® in connection with our merger with Sirius Laboratories, Inc. Our revenues from sales of Nicomide® will decrease significantly with our decision to cease marketing Nicomide® as a prescription product in response to discussions with the FDA. Assuming we launch Nicomide® as a dietary supplement which is compliant with current FDA regulations, our ability to become profitable will be more difficult.
          In addition, we are aware that several manufacturers have listed a niacinamide product in various drug databases as a substitute for Nicomide® and at least two have launched substitutable niacinamide products. These products will also negatively impact our market share reducing our revenues which will make our ability to become profitable more difficult.
          In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the U.S. Food and Drug Administration. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
We Have Not Yet Secured A Manufacturer for a DSHEA Nicomide Product, And, As A Result, Our Revenues From Nicomide® Sales May Suffer.
          In April 2008, we were notified by the manufacturer of Nicomide that they were ceasing the manufacturing of several prescription vitamins, including Nicomide. We are actively searching for a source of supply to manufacture a DSHEA-labeled version of Nicomide. Since Actavis, the former manufacturer, owns certain proprietary assays and manufacturing processes relating to Nicomide, it could take several months to develop the DSHEA version of Nicomide. Although we believe we will have sufficient quantities of re-labeled Nicomide product to meet the DSHEA market demand in the short-term, it is possible that we could go into a back-order situation and could lose market share while we redevelop the DSHEA product. We may not be able to locate a manufacturer on terms that are acceptable to us.
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
          Certain of the products acquired or licensed in connection with the Sirius merger including Nicomide® and Psoriatec®, are regulated by FDA under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and/or bring these products into compliance with current FDA regulations. We are in discussions with the FDA and have agreed to cease manufacturing and promoting Nicomide® as a prescription product. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with FDA about appropriate DSHEA labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. Label changes eliminating references to medicinal benefits will limit the marketing claims we can make for Nicomide® and a change of product name, if required, could negatively affect our revenues and profits. We could experience a back-order situation if a manufacturer is not available in time to meet our supply needs which could also affect our revenues and profits.
          Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of the BLU-U®, who has received warning letters from the FDA, fail to maintain compliance with FDA regulatory requirements, it would be time consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations. As part of our FDA approval for the Levulan® Kerastick® for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA has requested additional information, which was provided to them in June 2008. We are awaiting their response. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. Any such problems could affect our ability to become profitable.

Patent Litigation Is Expensive And We May Not Be Able To Afford The Costs.
          The costs of litigation or any proceeding relating to our intellectual property rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex patent litigation. For example, third-parties such as companies that have launched niacinamide products, may infringe one or more of our patents, and cause us to spend significant resources to enforce our patent rights. Also, in a lawsuit against a third-party for infringement of our patents in the United States, that third-party may challenge the validity of our patent(s). We cannot guarantee that a third-party will not claim, with or without merit, that our patents are not valid or that we have infringed their patent(s) or misappropriated their proprietary material. Defending these types of legal actions involve considerable expense and could negatively affect our financial results.
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
          While we recently completed a private placement raising net proceeds of approximately $10.3 million in October 2007, we may need substantial additional funds to fully develop, manufacture, market and sell our potential products. We may obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements. We cannot predict whether any additional financing will be available at all or on acceptable terms. Depending on the extent of available funding, we may delay, reduce in scope or eliminate some of our research and development programs. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.
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
Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan®, The BLU-U®, And Meted®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales As With Nicomide®.
          If we experience problems producing Levulan® Kerastick® units in our facility, or if any of our contract suppliers fail to supply our requirements for products, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U® and the Levulan® Kerastick® in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U®, we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs unless we decide to manufacture in light of FDA’s warning letter to our BLU-U® manufacturer.
In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the U.S. Food and Drug Administration. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
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
We Have Only Limited Experience Marketing And Selling Pharmaceutical Products And No Experience Marketing Dietary Supplements, As A Result, Our Revenues From Product Sales May Suffer.
          If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We are doing so without the experience of having marketed pharmaceutical products prior to 2000. In October 2003, DUSA began hiring a small direct sales force and we increased the size of our sales force to market our products in the United States. We do not have experience marketing dietary supplement products like Nicomide®. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, Nicomide® and other products will be adversely affected.
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
We Have Significant Losses And Anticipate Continued Losses
          We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $139,000 and $2,477,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $14,714,000 and $31,350,000 for the years ended December 31, 2007 and 2006, respectively. As of June 30, 2008, our accumulated deficit was approximately $137,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.
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
          Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to DUSA, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third-parties conducting clinical studies with ALA in countries outside the United States where PARTEQ, the licensor of our ALA patents, does not have patent protection. In addition, a number of third-parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents but would compete with our Levulan ® products even though they are marketed for different uses.

          Nicomide® is covered by a United States patent which issued in December 2005. River’s Edge Pharmaceuticals, LLC filed an application with the USPTO for the reexamination of the patent which was vacated by the USPTO on March 6, 2008. On October 28, 2007, we entered into a settlement agreement and mutual release to dismiss the lawsuit brought by DUSA against River’s Edge, asserting a number of claims arising out of River’s Edge’s alleged infringement of U.S. Patent No. 6,979,468 under which DUSA has marketed, distributed and sold Nicomide®. Under the terms of the settlement agreement, River’s Edge unconditionally acknowledges the validity and enforceability of the Nicomide® patent. At least two other companies have recently launched substitutable niacinamide products, which may cause us to again consider litigation and the validity of the Nicomide® patent could be tested again. Also, new products have been launched that are competing with Nicomide®. These events, together with our decision regarding the marketing of Nicomide will delay our ability to be profitable.
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

We Must Receive Separate Approval For Each Of Our Potential Products Before We Can Sell Them Commercially In The United States Or Abroad.
          All of our potential Levulan® products will require the approval of the FDA before they can be marketed in the United States. If we fail to obtain the required approvals (as we did for the product we were developing with Altana) for these products our revenues will be limited. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only three drugs for use in photodynamic therapy, including Levulan®. This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.
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
          In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis will cease manufacturing several prescription vitamins, including Nicomide, due to continuing discussions with the U.S. Food and Drug Administration. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In July 2008, we announced that we will no longer manufacture and market Nicomide® as a prescription product. We have placed a voluntary hold on existing inventory in response to discussions with the FDA. We are relabeling a supply of product as a non-prescription dietary supplement in compliance with DSHEA for re-launch and are in discussions with the FDA about our actions taken to date relating to the regulatory status of Nicomide®, which includes ceasing all manufacturing and marketing activities related to the prescription version of the product, the disposition of our remaining prescription-labeled Nicomide® inventory, and our DSHEA strategy and related new labeling, including use of the trademark. We are actively searching for a source of supply for the DSHEA product. At the same time, we are also considering the possible sale or license of the product. We expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic Nicomide® levels. We expect the price per bottle of the DSHEA labeled Nicomide® product to be in the $40 to $50 range.
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
          We are a small company with only 91 employees, including 4 part-time employees, as of June 30, 2008. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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
Generic Manufacturers May Launch Products at Risk of Patent Infringement.
          We are aware that several manufacturers have listed a niacinamide product in various drug databases and at least two companies have launched their products. We have been informed that other companies are making plans to launch a substitutable niacinamide product to compete with Nicomide® in spite of our patent position. These manufacturers will likely erode our market share and negatively impact our sales revenues, liquidity and operations.
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
          Our primary competition in the acne and rosacea markets includes oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. We are also aware of new products that were launched recently which will compete with Nicomide® which could negatively impact our market share. The entry of new products from time to time would likely cause us to lose market share.
Risks Related To Our Stock
If Outstanding Options, Warrants And Rights Are Converted, The Value Of Those Shares Of Common Stock Outstanding Just Prior To The Conversion Will Be Diluted.
          As of August 5, 2008, there were outstanding options and warrants to purchase 4,440,000 shares of common stock, with exercise prices ranging from $1.60 to $31.00 per share, and from $2.85 to $6.00 per share, respectively. In addition, there are 102,000 shares of restricted stock that have not yet vested. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities when we would probably be able to raise capital from the public on terms more favorable than those provided in these securities.
Our Results Of Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.
          The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2007 to August 5, 2008, the price of our stock has ranged from a low of $1.32 to a high of $5.00. Factors that contributed to the volatility of our stock during this period included:
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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Matters submitted to a vote of security holders of DUSA at the Annual Meeting of Shareholders held June 12, 2008 included the election of seven (7) directors, an amendment to the 2006 Equity Compensation Plan, and the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for DUSA for 2008.
a) The following persons were elected to serve as directors of the Corporation:

		Votes		Broker
	Votes Cast For	Withheld	Abstained	Non-votes

John H. Abeles	14,041,654	4,730,919	-0-	-0-
David M. Bartash	14,083,933	4,688,640	-0-	-0-
Robert F. Doman	17,478,005	1,294,568	-0-	-0-
Jay M. Haft	14,059,822	4,712,751	-0-	-0-
Richard C. Lufkin	14,083,970	4,688,603	-0-	-0-
Magnus Moliteus	14,082,913	4,689,660	-0-	-0-
D. Geoffrey Shulman	17,244,442	1,528,131	-0-	-0-
b) The shareholders approved the amendment to the 2006 Equity Compensation Plan to increase the number of shares of common stock reserved for issuance pursuant to the Plan as follows:

	Votes Cast		Broker
Votes Cast For	Against	Abstained	Non-votes

8,950,044	5,322,226	397,534	4,102,769
c) The shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for DUSA for 2008 as follows:

		Votes Cast		Broker
	Votes Cast For	Against	Abstained	Non-votes

Deloitte & Touche LLP	18,600,040	160,663	11,869	-0-
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 8, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated August 8, 2008

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated August 8, 2008

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 8, 2008.