Form 10-K
period 2008-12-31
DUSA PHARMACEUTICALS INC
filed 2009-03-11
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 10, 2009, the Registrant had 24,089,452 shares of Common Stock, no par value, outstanding.

Based on the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 30, 2008 ($2.01) (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $47,936,000.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2008 are incorporated by reference into Part III of this report.
Items 10, 11, 12, 13 and 14

Exhibit Index

EX-10(D.3):	CONSULTING AGREEMENT AND GENERAL RELEASE OF D. GEOFFREY SHULMAN, MD, FRCPC
EX-10(S.1):	AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT FOR SCOTT LUNDAHL
EX-10(T.1):	AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT FOR STUART MARCUS
EX-10(U.1):	AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT FOR MARK CAROTA
EX-10(W.1):	AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT FOR RICHARD CHRISTOPHER
EX-10 (X.1):	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT FOR ROBERT F. DOMAN
EX-10(JJ.1):	AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT FOR WILLIAM O’DELL
EX-10(MM.1):	AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT FOR MICHAEL TODISCO
EX-99.1:	PRESS RELEASE

PART I

This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. and subsidiaries (referred to as “DUSA,” “we,” and “us”) contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA’s industry, management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 19 through 30, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide®, its key product, is a vitamin-mineral product which was prescribed by dermatologists. In response to communications received from the FDA that it considers Nicomide® and Psoriatec®, another product acquired in the Sirius merger, to be unapproved new drugs, we stopped the sale and distribution of both products as prescription products in June 2008.

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our Settlement Agreement with River’s Edge which we entered into in October 2007 to settle certain patent litigation. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we are being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. We are also considering other options, including the possible sale of the product and related patent or the launch of a non-prescription dietary supplement in compliance with the Dietary Supplement Health and Education Act, or DSHEA. We are in discussions with the FDA regarding DSHEA labeling including the use of the trademark.

We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, customer service and other related activities for all of our products, including our Levulan® Kerastick®, and other related activities for all of our products. Our current objectives include increasing the sales of our products in the United States, Canada, Latin America, and Korea, launching Levulan® with our partners in additional Latin American and Asian countries, and continuing our Levulan® PDT clinical development program for immunosuppressed solid organ transplant recipients, or SOTR.

To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan® Kerastick® in Mexico, Central and South America. In 2007 we amended certain terms of the original Stiefel agreement to reflect our plans to launch in other Latin American countries prior to Brazil. The product was launched in Argentina, Chile, Colombia and Mexico during the fourth quarter of 2007. On March 5, 2008, Stiefel notified us that the Brazilian authorities had published the final pricing for the product which was acceptable to Stiefel and to us. Stiefel launched the product in Brazil in April 2008. Similarly, in January 2007, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and Daewoong’s wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, together referred to as Daewoong, granting Daewoong exclusive rights to distribute the Levulan® Kerastick® in certain Asian countries. In the fourth quarter of 2007, the Korean Food and Drug Administration, or KFDA, approved Levulan® Kerastick® for PDT for the treatment of actinic keratosis, and Daewoong launched our product in Korea. During the third quarter of 2008, we amended our agreement with Daewoong to allow them to distribute our product in Japan on a named-patient basis.

We are developing Levulan® PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. In January, 2009, we filed a request for reexamination of one of the Queen’s patents with the United States Patent and Trademark Office, or USPTO. The request was granted on February 18, 2009. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending. We intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne based on the results of our Phase IIb clinical trial, which compared the safety and efficacy of PDT) using our BLU-U® brand light plus vehicle containing Levulan® (aminolevulinic acid HCl) to that of PDT using the BLU-U® plus vehicle without Levulan® (the “control group”) in patients with moderate to severe facial acne vulgaris. We have also filed a patent application to cover an invention arising from the study.

As of December 31, 2008, we had an accumulated deficit of approximately $141,851,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis. We expect to continue to incur operating losses through much of 2009 but if the domestic PDT growth rate for 2008 continues in 2009, we expect to become cash flow positive and profitable on a quarterly basis late in 2009. We recorded significant impairment charges of goodwill during the fourth quarter of 2007 and the third quarter of 2008. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, increased sales of our products and other factors contained in this report and in the filings we make with the Securities and Exchange Commission, or SEC.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company” and “DUSA” refer to DUSA Pharmaceuticals, Inc., a New Jersey corporation.

We were incorporated on February 21, 1991, under the laws of the State of New Jersey. Our principal executive office is located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500) (web address: www.dusapharma.com). On February 29, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary located in Mt. Kisco, New York, to coordinate our research and development efforts. DUSA Acquisition Corp., now known as Sirius Laboratories, Inc., also a wholly-owned subsidiary of DUSA, was formed on January 26, 2006, in connection with the Sirius merger. We have financed our operations to date, primarily from sales of our products, sales of securities in public offerings, private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, or the Act, including private placements under Regulation D of the Act, and from payments received from marketing collaborators. See the sections entitled “Management’s Discussion and Analysis of Financial Condition — Overview; — Results of Operations; and — Liquidity and Capital Resources”.

Business Strategy

The key elements of our strategy include the following:

•	Expand the Marketing and Sales of Our Products. Continue to drive PDT growth domestically through a concerted focus on medical dermatology practices and internationally through leveraging our relationships with Stiefel Laboratories and Daewoong. Increase our Non-PDT revenues through establishing and growing the market for ClindaReach®, and maximizing the value of our Nicomide® asset through either a possible sale of the product and related patent or the launch of a non-prescription dietary supplement in compliance with DSHEA.

•	Leverage Our Levulan® PDT/PD Platform to Develop Additional Product. Based on the results of our Phase IIb clinical trials, which were announced in October 2008, we have decided not to pursue further clinical development of Levulan® PDT with BLU-U® for moderate to severe acne; however, based on the trial results we intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne and we have filed a patent application to cover an invention arising from the study. We will continue to support investigator initiated studies in moderate to severe acne with Levulan and various light sources. At present, we will continue to market the BLU-U® without Levulan®, to treat moderate inflammatory acne vulgaris, which supports a multi-use capability of our BLU-U®, in addition to its use in our approved AK therapy.

•	Conduct Selected Research Programs. We are planning to initiate a DUSA-sponsored proof-of-concept clinical trial, which we expect will include up to 40 patients, at up to ten clinical sites across the United States, for the treatment of actinic keratoses and chemoprevention of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. A clinical protocol has been finalized, and the FDA is allowing us to initiate the study. An Orphan Drug Designation Application with respect to the chemoprevention indication is pending with the FDA, and we expect a decision by FDA by the end of the second quarter of 2009.

•	Enter into Strategic Alliances. If we determine that the development program for a given indication may be beyond our own resources or may be advanced to market more rapidly by collaborating with a corporate partner, we may seek opportunities to license, market or co-promote our product opportunities.

•	Improve Third-party Reimbursement for Our Products. DUSA plans to continue to support activities to improve and/or pursue third-party reimbursement for our products.

•	Enhance Physician Education Support. We support various physician education activities, including financial support for independent medical education programs, participation in dermatological conferences, and support for independent investigator studies that could lead to new scientific papers and/or presentations.

•	Use the Results of Independent Researchers to Identify New Applications. We continue to work closely with and support research by independent investigators so that we have the benefit of the resulting anecdotal human data for use in evaluating potential Levulan® indications for corporate development. We also continue to monitor independent research in order to identify other potential new indications.

PDT/PD Overview

In general, both photodynamic therapy, or PDT, and photodetection, or PD, are two-step processes:

•	The first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to collect in specific cells.

•	The second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

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

Our Kerastick® Brand Applicator

We designed our proprietary Kerastick® specifically for use with Levulan® and sometimes refer to it as the Levulan® Kerastick®. It is a single-use, disposable applicator, which allows for the rapid preparation and uniform application of Levulan® topical solution in standardized doses. The Kerastick® has two separate glass ampoules, one containing Levulan® powder and one containing a liquid vehicle, both enclosed within a single plastic tube and an outer cardboard sleeve. There is a filter and a metered dosing tip at one end. Prior to application, the physician or nurse crushes the ampoules and shakes the Kerastick® according to directions to mix the contents into a solution. The Kerastick® tip is then dabbed onto the individual AK lesions, releasing a predetermined amount of Levulan® 20% topical solution.

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

For treatment of AKs, our BLU-U® uses blue light which is a potent activator of PpIX and does not penetrate deeply into the skin. Longer red wavelengths penetrate more deeply into tissue but are not as potent activators of PpIX. Therefore, for treatment of superficial lesions of the skin, such as AKs, we are using our relatively low intensity, non-laser, non-pulsed BLU-U, which is designed to treat areas such as the face or scalp. For treatment of diseases that may extend several millimeters into the skin or other tissues, including many forms of cancer; high-powered red light is usually preferable. We have also received clearance from the FDA to market the BLU-U® without Levulan® for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions and we intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne.

Our Products

The following table outlines the development status of our key products and planned product candidates. Our product sales for the last three years were $29,545,000 in 2008, $27,663,000 in 2007 and $25,583,000 in 2006. Our research and development expenses for the last three years were $6,643,000 in 2008, $5,977,000 in 2007 and $6,214,000 in 2006.

Indication/Product*	Regulatory status

Levulan® Kerastick® and BLU-U® for PDT of AKs	Approved
BLU-U® Treatment of Moderate Inflammatory Acne Vulgaris and general dermatological conditions Without Levulan®	Market Clearance(1)
ClindaReach®	sANDA(2)
Nicomide®	Dietary Supplement(3)
Levulan® for SOTR	Proof-of-Concept Trial(4)

(1)	In September 2003, the FDA provided market clearance

(2)	sANDA owned by L. Perrigo Company.

(3)	Sale and distribution of Nicomide®, as a prescription product, stopped in June 2008 in response to communications with FDA. We are in discussions with the agency regarding the label, including use of the trademark.

(4)	We intend to initiate this clinical trial in the second quarter of 2009.

*	This chart does not list all of our Non-PDT Products which have revenues that, in the aggregate, are not material.

Dermatology Indications

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

DUSA has clearance from the FDA to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions. Based on the results of our Phase IIb clinical trials, which were announced in October 2008, we have decided not to pursue further clinical development of Levulan PDT with BLU-U® for moderate to severe acne; however, we intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne, and we have filed a patent application to cover an invention arising from the study.

Solid Organ Transplant Recipients (SOTR).

We are planning to initiate a DUSA-sponsored proof-of-concept clinical trial, which we expect will include up to 40 patients, at up to ten clinical sites across the United States for the treatment of AKs and chemoprevention of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. A clinical protocol has been finalized, and the FDA is allowing us to initiate the study. An Orphan Drug Designation Application with respect to the chemoprevention indication is pending with the FDA, and we expect a decision by FDA by the second quarter of 2009. We plan to initiate at least one clinical trial site by the second quarter of 2009. SOTR patients with fair skin are at high risk of developing AKs and are also prone to the development of multiple skin cancers, particularly squamous cell carcinomas, or SCCs. Our planned study is designed to determine the effect of multiple courses of Levulan® plus BLU-U® on the treatment of AKs, as well as the reduction of the incidence of new non-melanoma skin cancers on the scalp or forearms of this patient group over the course of approximately one year.

1 Accutane ® is a registered trademark of Hoffmann-La Roche, Inc.

Other Potential Levulan® Indications

We believe that there are numerous other potential uses for Levulan® PDT/PD in dermatology, and we continue to support, research in several of these areas, with corporate-sponsored trials, pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of the additional potential uses for Levulan® in dermatology include treatment of skin conditions such as psoriasis, onychomycosis, warts, molluscum contagiosum, oily skin, acne rosacea, cystic acne, inflamed or infected sweat glands (hidradenitis suppurativa), and cancers, such as squamous cell carcinomas and cutaneous T-cell lymphomas. Of these potential indications, we are supporting investigator-sponsored studies for hidradenitis suppurativa, acne vulgaris, non-melanoma skin cancer, warts, and inflammatory acne. There are other potential indications outside of dermatology that we could pursue with sufficient resources, including, but not limited to, treatment of brain cancer.

Internal Indications

Oral Cavity Dysplasia.

Since November 2004, we have been supporting a clinical trial under the terms of an agreement with the National Cancer Institute (NCI) Division of Cancer Prevention (DCP) for the treatment of oral cavity dysplasia. The NCI DCP used its resources to file its own investigational new drug application with the FDA. DUSA and the NCI DCP worked together to prepare the overall clinical development plan for Levulan® PDT in this indication, starting with Phase I/II trials. A Phase I/II protocol has been developed, and a Phase I clinical trial was launched in April 2008. Our costs related to this study are limited to providing Levulan®, leasing lasers and providing the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property which may arise from this study. Researchers anticipate that the study will be completed within 12-24 months and, depending on the results, NCI may choose to move forward with a Phase II trial.

Supply Partners

National Biological Corporation.

On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, the principal manufacturer of our BLU-U® light source. This agreement provides for the elimination of certain exclusivity clauses, permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On December 23, 2008, we signed the Second Amendment to the Amended and Restated Purchase and Supply Agreement, which extends the Agreement until June 30, 2009, and gives us an option to extend the agreement further for an additional two years, subject only to agreement on price terms to be negotiated in good faith. The Second Amendment also fixes the price paid by us during the six-month period ending June 30, 2009. We are currently engaged in discussions with NBC regarding the further extension of the agreement.

Sochinaz SA.

Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. The agreement expires on December 31, 2009. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.

L. Perrigo Company.

On October 25, 2005, Sirius entered into a supply agreement with L. Perrigo Company for the exclusive manufacture and supply of the ClindaReach® proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. Perrigo is entitled to royalties on net sales of the product, including certain minimum royalties. The initial term of the agreement expires in July 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions. Minimum royalties to Perrigo are $250,000 per year.

Medac/photonamic GMBH & Co. KG.

On August 7, 2007, we entered into a license and supply agreement among DUSA, photonamic GmbH & Co, a subsidiary of medac GmbH, a German pharmaceutical company, and medac confirming our rights to use certain pre-clinical data and licensed technology on a non-exclusive basis in the U.S. and other territories and providing for a supply of medac’s oral and intravenous formulation of ALA on terms to be mutually agreed upon. The term of the agreement is five years, subject to rights to earlier termination and automatic renewals. No additional royalties or payments for the license are due to photonamic.

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

When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. In January, 2009, we filed a request for reexamination of one of the Queen’s patents with the USPTO. The request was granted on February 18, 2009. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $82,000 as of December 31, 2008) in order to retain the license. For 2008, royalties exceeded this minimum. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

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

Winston Laboratories, Inc.

On or about January 30, 2006, Winston Laboratories, Inc., or Winston, and the former Sirius entered into a license agreement relating to a Sirius product, Psoriatec® (known by Winston as Micanol) revising a former agreement. The original 2006 Micanol License Agreement granted an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. On January 29, 2008, our wholly-owned subsidiary, Sirius, entered into the 2006 Micanol Transition License Agreement with Winston. The Transition License Agreement amended the original 2006 Micanol License Agreement which was due to expire pursuant to its terms on January 31, 2008. The parties entered into the Transition License Agreement to extend the term of the 2006 Micanol License Agreement to September 30, 2008. In response to communications received from the FDA that it considers Psoriatec® to be an unapproved new drug, we stopped the sale and distribution of the product in June 2008 and®® in July 2008 we notified the FDA that we would cease marketing Psoriatec® at the termination of our license agreement, which expired on September 30, 2008. In October 2008, Winston filed a notice demanding arbitration of claims relating to alleged breach of the agreements and seeking damages in excess of $2,000,000. The parties are currently in settlement discussions. The Company does not expect any potential settlement payment to be material to its financial condition or the results of its operations. The Company has not recorded any liability pursuant to the claim at December 31, 2008. For more information, see Item 3 “Legal Proceedings.”

PhotoCure ASA

On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any DUSA patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia for treatment of AKs in July 2004 and it would be directly competitive with our Levulan® Kerastick® product should PhotoCure decide to begin marketing this product. While we are entitled to royalties from PhotoCure on its net sales of Metvixia, this product may adversely affect our ability to maintain or increase our market.

River’s Edge

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to our Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we are being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. At the same time, we are also considering other options, including the possible sale of the product and related patent or the launch of a non-prescription dietary supplement in compliance with the Dietary Supplement Health and Education Act, or DSHEA. We are in discussions with the FDA regarding DSHEA labeling including the use of the trademark.

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

These patents expire no earlier than 2009, and certain patents are entitled to terms beyond that date. Effective September 29, 2003, the USPTO extended the term of U.S. Patent No. 5,079,262, with respect to our approved AK indication for Levulan®, until September 29, 2013. We have filed a request for reexamination with the USPTO of one of the patents covering certain methods of using Levulan® for our FDA-approved indication. While we believe that the reexamination will strengthen the patent, there is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete.

We intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne based on the results of our Phase IIb clinical trial, which compared the safety and efficacy of PDT) using our BLU-U® brand light plus vehicle containing Levulan® (aminolevulinic acid HCl) to that of PDT using the BLU-U® plus vehicle without Levulan® (the “control group”) in patients with moderate to severe facial acne vulgaris. We have also filed a patent application to cover an invention arising from the study.

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

We also own patents covering Nicomide® and the AVAR® products which we have licensed, and have patent applications pending that will cover other products, if those applications issue as patents, including an application on the design of the applicator wand for ClindaReach® pledgets. The Nicomide® patent expires in 2025 and the AVAR® patent expires in 2021.

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

Even in the absence of composition of matter patent protection for ALA, we may receive financial benefits from: (i) patents relating to the use of such products (like PARTEQ’s patents); (ii) patents relating to special compositions and formulations (like the Nicomide® and AVAR® patents); (iii) limited marketing exclusivity that may be available under the Hatch-Waxman Act and any counterpart protection available in foreign countries and (iv) patent term extension under the Hatch-Waxman Act. See the section entitled “Business — Government Regulation”. Effective patent protection also depends on many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of the new drug provisions of the Food, Drug and Cosmetic Act, or similar laws and regulations in other countries.

We seek registration of trademarks in the United States, and other countries where we may market our products. To date, we have been issued more than 75 trademark registrations, including trademarks for DUSA®, DUSA Pharmaceuticals, Inc®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap®, and other applications are pending.

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

Distribution

We have been a direct distributor of the BLU-U® since its launch. Effective January 1, 2006, we increased our own distribution capacity and have become the sole distributor for our Levulan® Kerastick® in the United States. In March 2004, we signed an exclusive Canadian marketing and distribution agreement for the Levulan® Kerastick® and BLU-U® with Clarion Medical Technologies, Inc., or Clarion (formerly known as Coherent-AMT), a leading Canadian medical device and laser distribution company. Clarion began marketing the BLU-U® in April 2004 and the Kerastick® in June 2004, following receipt of the applicable regulatory approval from Health Protection Branch — Canada. The agreement is automatically renewed for one-year terms, unless either party notifies the other party prior to a term expiration that it does not intend to renew the agreement. Clarion has the right for a period of time following termination of its agreement to return inventory of product.

In January 2006, as amended in September 2007, we entered into an exclusive marketing, distribution and supply agreement with Stiefel Laboratories, Inc., or Stiefel, covering current and future uses of our proprietary Levulan® Kerastick® for PDT in dermatology. The agreement, grants Stiefel an exclusive right to distribute, promote and sell the Levulan® Kerastick® in the western hemisphere from and including Mexico south, and all other countries in the Caribbean, excluding United States territories. We manufacture and supply to Stiefel on an exclusive basis in the territory all of Stiefel’s reasonable requirements for the product. The agreement has an initial term of ten years. In September 2007, we amended certain terms of the original Stiefel agreement to reflect our plans to launch in other Latin American countries prior to Brazil. Pursuant to the amendment, Stiefel will make aggregate milestone payments to us of up to $2,250,000, as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina which has been paid; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil which has been paid; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. In addition, the transfer price for the product was amended to set a fixed price plus a royalty on net sales, rather than a revenue-sharing arrangement as under the Agreement. We believe that the amended transfer price reduces some of the risk related to currency and market price fluctuations during the ten-year term of the agreement. The parties have certain rights to terminate the agreement prior to the end of the initial term, and Stiefel has an option to extend the term for an additional ten years on mutually agreeable terms and conditions. In the fourth quarter of 2007, the product was launched in Argentina, Chile, Colombia, and Mexico, and in April 2008 the product was launched in Brazil. We began recognizing revenue under the agreement in the fourth quarter of 2007.

The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract year ended in October 2008 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay us the difference between its actual purchases and the contractual minimums (a “gross up” payment). If Stiefel fails to make the gross up payment, our remedies include, without limitation, appointing one or more distributors in the territory or terminating the agreement. Stiefel did not make the gross up payment within the contractual time period, and the parties are presently discussing actions to be taken, if any, due to the first year shortfall. Also, since Stiefel’s sales to third parties during the contract year ended October 2008 were below its minimum purchase obligations, Stiefel has the unilateral right to cancel the agreement.

On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong covering current and future uses of the Levulan® Kerastick® for PDT in dermatology. The agreement grants Daewoong exclusive rights to distribute, promote and sell the Levulan® Kerastick® in Korea, Taiwan, China, including without limitation Hong Kong, India, Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam. We will manufacture and supply the product to Daewoong on certain terms and conditions. The agreement has an initial term of ten years (subject to earlier termination and extension provisions). Daewoong will complete final integration and submission on our behalf of all registrations and regulatory filings for the product in the territory. Under the terms of the agreement, Daewoong will make up to $3,500,000 in milestone payments to us, $1,000,000 of which was paid on signing, and $1,000,000 of which was paid upon receipt of Korean regulatory approval of the product. The remaining milestones consist of two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. In order to maintain its exclusive rights, Daewoong is obligated to purchase a certain number of units of the product and meet certain regulatory timelines. We will manufacture the product in our facility in Wilmington, Massachusetts. We will also receive a minimum transfer price per unit plus a percentage of Daewoong’s end-user price above a certain level. In 2007, the product was launched Korea, and we began recognizing revenue under the agreement in the fourth quarter of 2007. In the third quarter of 2008, we amended this agreement to allow Daewoong to distribute our product in Japan on a named-patient basis only in order to test this market. This amendment has a term of two years.

Our Non-PDT products are distributed through several major wholesalers in the United States pursuant to customary industry arrangements.

Marketing and Sales

DUSA markets its products in the United States. We have appointed Clarion as our marketing partner for our PDT products in Canada, Stiefel for our Levulan® Kerastick® in Mexico, Central and South America and Daewoong for our Levulan® Kerastick® in several Asian countries.. See the section entitled “Business — Distribution.”

As a result of reacquiring our product rights in late 2002 from a former marketing partner, we commenced marketing and sales activities for our products in 2003. Initially the sales force was comprised of six direct representatives, various independent representatives, and an independent sales distributor, designed to focus on most of our key geographic markets in the United States. As of December 31, 2008 and 2007, we had 40 and 35, respectively, sales representatives and management deployed nationally.

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

PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AK and basal cell carcinoma, called BCC, in the European Union, New Zealand, Australia, and countries in Scandinavia. In July 2004, PhotoCure received FDA approval in the United States for its AK therapy. We have been informed that PhotoCure has conducted test marketing activities in the U.S. but it has not yet launched its product. If PhotoCure enters into the marketplace with its AK therapy, its product will directly compete with our products. In April 2002, we received a copy of a notice issued by PhotoCure ASA to Queen’s University at Kingston, Ontario, alleging that one of the patents covered by our agreement with PARTEQ, Australian Patent No. 624985, relating to ALA, was invalid. As a consequence of this action, Queen’s University assigned the Australian patent to us so that we could participate directly in this litigation. In April 2005, the Federal Court of Australia ruled that the Australian patent assigned to DUSA by Queen’s University which relates to DUSA’s aminolevulinic acid photodynamic therapy is valid and remains in full force and effect. However, the Court also ruled that PhotoCure’s product, Metvix, does not infringe the claims in the Australian patent. On May 30, 2006, we entered into a patent license agreement under which we granted PhotoCure ASA a non-exclusive license under the patents we license from PARTEQ for ALA esters. In addition, we granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent we own now or in the future. PhotoCure is obligated to pay us royalties on sales of its ester products to the extent they are covered by our patents in the U.S. and certain other territories. As part of the agreement, PhotoCure paid us a prepaid royalty in the amount of $1 million.

In August 2003, Axcan Pharma Inc. received FDA approval for the use of its product, PHOTOFRIN®2, for photodynamic therapy in the treatment of high grade dysplasia associated with Barrett’s esophagus. This

2 PHOTOFRIN® is a registered trademark of Axcan Pharma Inc.

approval enabled Axcan to be the first company to market a PDT therapy for this indication, for which we designed our proprietary sheath device and have conducted pilot clinical trials.

There are also non-PDT products for the treatment of AKs, including cryotherapy with liquid nitrogen, 5-fluorouracil (Efudex®)3, diclofenac sodium (Solaraze®)4, and imiquimod (ALDARA®)5. Other AK therapies are also known to be under development by companies such as Medigene (GmbH), Peplin (Australia) and others.

We believe that comparisons of the properties of various photosensitizing PDT drugs will also highlight important competitive issues. We expect that our principal methods of competition with other PDT companies will be based upon such factors as the ease of administration of our photodynamic therapy; the degree of generalized skin sensitivity to light; the number of required doses; the selectivity of our drug for the target lesion or tissue of interest; and the type and cost of our light systems. New drugs or future developments in PDT, laser products or in other drug technologies may provide therapeutic or cost advantages for competitive products. We believe that with increased reimbursement for our PDT-related procedure fee, including a 12% increase that was effective January 2008 and a 6% increase effective January 2009, our treatment is increasingly financially viable for practitioners, and more competitive with alternative AK therapies from a practice management perspective. However, no assurance can be given that developments by other parties will not render our products uncompetitive or obsolete.

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

The marketing of pharmaceutical products requires the approval of the FDA in the United States, and similar agencies in other countries. The FDA has established regulations and safety standards, which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining marketing approval for a new drug normally takes several years and often involves significant

3 Efudex® is a registered trademark of Valeant Pharmaceuticals International.
4 Solaraze® is a registered trademark of SkyePharma PLC.
5 ALDARA® is a registered trademark of Graceway Pharmaceuticals, LLC.

costs. The steps required before a new drug can be produced and marketed for human use in the United States include:

•	preclinical studies,

•	the filing of an Investigational New Drug, or IND, application,

•	human clinical trials, and

•	the approval of a New Drug Application, or NDA.

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

Other than the FDA-approved use of the Levulan® Kerastick® with PDT for treatment of AKs, and the FDA clearance to market the BLU-U for moderate inflammatory acne and other dermatologic conditions, our other potential PDT products, including treatment of SOTR, still require significant development, including additional preclinical and/or clinical testing, and regulatory marketing approval prior to commercialization. The process of obtaining required approvals can be costly and time consuming and there can be no guarantee that the use of Levulan® in any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals.

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

Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country. Prior to marketing a product in other countries, approval by that nation’s regulatory authorities must be obtained. For Levulan® PDT, we have received such approval in Canada, and together with Stiefel under our agreement for Latin America, we have received regulatory approval in Argentina, Brazil, Chile, Colombia and Mexico. Also, together with Daewoong, we have received approval in Korea. We expect to apply for approvals in additional territories with Stiefel and Daewoong.

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

In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices and the maintenance of personal health information. As a public company, we are subject to securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We may also be subject to other present and possible future local, state, federal and foreign regulations.

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

Segment Reporting

We operate in two segments, Photodynamic Therapy, or PDT, Drug and Device Products and Non-Photodynamic Therapy, or Non-PDT, Drug Products. Our Levulan® Kerastick® and BLU-U® products comprise our PDT segment, while Nicomide®, ClindaReach® and the other products acquired in the acquisition of Sirius comprise our Non-PDT segment. For more information about our segments, including financial results of each segment, see Note 14 of the Notes to Consolidated Financial Statements.

Information About Geographic Sources of Revenue

For information about the geographic sources of our revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

Employees

At the end of 2008, we had 86 employees, including 2 part-time employees. We also retain numerous independent consultants and temporary employees to support our business needs. We have employment agreements with all of our key executive officers.

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

If We Do Not Become Profitable As Expected, We May Need More Capital.

We have approximately $18,884,000 in cash, cash equivalents and marketable securities as of December 31, 2008. Our cash should be sufficient for current operations for at least the next 12 months. While our goal is to become cash flow positive and profitable on a quarterly basis sometime late in 2009, if we are unable to do so, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.

Our Ability To Become Profitable Has Been Delayed Since We No Longer Sell and Distribute Nicomide® As A Prescription Product.

In March 2006, we acquired Nicomide® in connection with our merger with Sirius Laboratories, Inc. Following investigation by the FDA of Actavis Totowa, LLC, the former manufacturer of Nicomide®, in April 2008, Actavis ceased manufacturing several prescription vitamins, including Nicomide®. The FDA considers prescription dietary supplements to be unapproved new drugs. In response to our discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008. We are in discussions with the FDA regarding new labeling, including use of the trademark, in order to commercialize Nicomide® as a non-prescription dietary supplement in compliance with DSHEA. Should we re-launch the product with a DSHEA label, we expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic prescription Nicomide® levels, thus delaying our ability to become profitable. We are also considering the sale or license of the product and related patent.

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to our Settlement Agreement with River’s Edge which we entered into in October 2007 to settle certain patent litigation. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we will be paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement.

If Product Sales Do Not Continue to Increase, We May Not Be Able To Advance Development Of Our Other Potential Products As Quickly As We Would Like To, Which Would Delay The Approval Process And Marketing Of New Potential Products.

If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon our development program for solid organ transplant recipients or other programs we may wish to initiate. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition. Without sufficient product sales, we would need alternative sources of funding. There is no guarantee that adequate funding sources could be found to continue the development of our technology. We might be required to commit substantially greater capital than we have available to research and development and we may not have sufficient funds to complete this program.

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

If we, or any of our contract manufacturers, fail to comply with these requirements, we may be limited in the jurisdictions in which we are permitted to sell our products. Additionally, if we or our manufacturers fail to comply with applicable regulatory approval requirements, a regulatory agency may:

•	send warning letters, as received by the manufacturer of our BLU-U®,

•	impose fines and other civil penalties on us,

•	seize our products,

•	suspend our regulatory approvals,

•	cease the manufacture of our products, as Actavis Totowa did with Nicomide®,

•	refuse to approve pending applications or supplements to approved applications filed by us,

•	refuse to permit exports of our products from the United States,

•	require us to recall products,

•	require us to notify physicians of labeling changes and/or product related problems,

•	impose restrictions on our operations, and/or

•	criminally prosecute us.

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

Certain of the products acquired or licensed in connection with the Sirius merger, including Nicomide®, are regulated by FDA under its marketed unapproved drugs compliance policy guide entitled, “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, have been marketed for many years and, at this time, will not be the subject of any enforcement action. The FDA has recently taken a more proactive role and is strongly encouraging manufacturers of such products to submit applications to obtain marketing approval and/or bring these products into compliance with current FDA regulations. As result of discussions with the FDA, we stopped the sale and distribution of Nicomide® and Psoriatec® as prescription products in June 2008. Our license agreement for Psoriatec® expired on September 30, 2008.

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

The Current Global Credit And Financial Market Conditions May Affect Our Business.

Sales of our products are dependent, in large part, on reimbursement from government health and administration authorities, private health insurers, distribution partners and other organizations. As a result of the current global credit and financial market conditions, government authorities and private insurers may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenues.

Due to the recent tightening of global credit, there may be disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenues, clinical development of future collaboration products, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

If the Economic Slowdown Affects Our Market, Our Cash Burn Will Increase And Our Ability To Achieve Profitability Will Be Delayed.

We believe that a portion of our revenues are generated by patients that pay for their procedures out-of-pocket. If the recession causes these patients to postpone or cancel their procedures, our revenues could be reduced, and we will be required to use more of our cash. This could cause a delay in our ability to achieve profitability on a sustainable basis.

We Have Significant Losses And Anticipate Continued Losses.

We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $6,250,000, $14,714,000 and $31,350,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our accumulated deficit was approximately $141,851,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.

If We Are Unable To Obtain The Necessary Capital To Fund Our Operations, We Will Have To Delay Our Development Program And May Not Be Able To Complete Our Clinical Trials.

While we completed a private placement raising net proceeds of approximately $10.3 million in October 2007, we may need substantial additional funds to fully develop, manufacture, market and sell other potential products. We may obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements. We cannot predict whether any additional financing will be available at all or on acceptable terms. Depending on the extent of available funding, we may delay, reduce in scope or eliminate our SOTR research and development program. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.

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

If We Are Not Successful With The Reexamination Of Our Patent, We Could Lose Market Share.

In January 2009, we filed a request for reexamination with the United States Patent and Trademark Office (“USPTO”) of one of the patents licensed from Queens University covering certain methods of using our product, Levulan®, for our FDA-approved indication. While we believe that the reexamination will strengthen the patent, there is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete. The patent is due to expire in 2013. If the USPTO finds that the patent is invalid, generic competitors could enter the market and we could lose market share. This would adversely affect our financial condition and results of operations and make it more difficult for us to become profitable.

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

The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, start to expire in July 2009. The patents covering our AK product do not start to expire until 2013. In January 2009, we filed an application with the USPTO for reexamination of one of our patents. If the USPTO determines that the patent is invalid, generic competitors could enter the market.

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

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge and an amendment to our Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we will be paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement.

Another company has launched a substitutable niacinamide product, which may cause us to again consider litigation and the validity of the Nicomide® patent could be tested again. Also, new products have been launched that are competing with Nicomide®. These events, together with our decision regarding the marketing of Nicomide will delay our ability to be profitable.

Furthermore, PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which would be directly competitive with our Levulan® Kerastick® product, could be launched at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia®, a large dermatology company has the marketing rights in the U.S., which may adversely affect our ability to maintain or increase our Levulan® market.

While we attempt to protect our proprietary information as trade secrets through agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent, we cannot guarantee that these agreements will provide effective protection for our proprietary information. It is possible that all of the following issues could negatively impact our ability to be profitable:

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

Additionally, if a third-party were to file a United States patent application, or be issued a patent claiming technology also claimed by us in a pending United States application(s), we may be required to participate in interference proceedings in the USPTO to determine the priority of the invention. A third-party could also request the declaration of a patent interference between one of our issued United States patents and one of its patent applications. Any interference proceedings likely would require participation by us and/or PARTEQ, could involve substantial legal fees and result in a loss or lessening of our patent protection.

In October 2008, Winston Laboratories, Inc. filed a notice of demand for arbitration with us alleging that we breached the agreements relating to Psoriatec®. Although we are in settlement discussions, we intend to vigorously defend ourselves, and this proceeding will likely involve considerable legal expenses which could negatively affect our financial results.

Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan®, The BLU-U®, And Meted®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales As Occurred With Nicomide®.

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

Following investigation by the FDA of Actavis Totowa, LLC, the former manufacturer of Nicomide®, in April 2008 Actavis ceased manufacturing several prescription vitamins, including Nicomide®. The FDA considers prescription dietary supplements to be unapproved new drugs. In response to our discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008. We are in discussions with the FDA regarding new labeling, including use of the trademark, in order to commercialize Nicomide® as a non-prescription dietary supplement in compliance with DSHEA. Should we re-launch the product with a DSHEA label, we expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic prescription Nicomide® levels. We are also considering the sale or license of the product and related patent.

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

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We do not have experience marketing dietary supplement products like Nicomide®. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, Nicomide® (if FDA labeling issues are resolved) and other products will be adversely affected.

The Commercial Success Of Any Product That We May Develop Will Depend Upon The Degree Of Market Acceptance Of Our Products Among Physicians, Patients, Health Care Payors, Private Health Insurers And The Medical Community.

Our ability to commercialize any product that we may develop will be highly dependent upon the extent to which the product gains market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If a product does not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our currently marketed products and our SOTR product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of our product in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products,

•	potential advantages over alternative treatments,

•	the ability to offer our product for sale at competitive prices,

•	relative convenience and ease of administration,

•	the strength of marketing and distribution support, and

•	sufficient third-party coverage or reimbursement.

If We Cannot Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product, Sales May Suffer.

Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan® Kerastick® for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, broader adoption of our therapy and sales of our products could be negatively impacted. Although positive reimbursement changes related to AK were made over the last five years, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.

If insurance companies do not cover our products, or stop covering our products which are covered, our sales could be dramatically reduced.

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

We Must Receive Separate Approval For Any Drug or Medical Device Products Before We Can Sell Them Commercially In The United States Or Abroad.

Any potential Levulan® product will require the approval of the FDA before it can be marketed in the United States. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only three drugs for use in photodynamic therapy, including Levulan®. This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way as happened with our acne trials.

We cannot predict whether we will obtain any other regulatory approvals. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT or photodetection, known as PD, is safe and effective for any new use we are studying as we experienced with our recent acne study. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy.

In response to our discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008, which FDA considers to be an unapproved new drug. We are in discussions with the FDA regarding new labeling, including use of the trademark, in order to allow us or a third-party on our behalf to commercialize Nicomide® as a non-prescription dietary supplement in compliance with DSHEA. Should we re-launch the product with a DSHEA label, we expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic prescription Nicomide® levels. We are also considering the sale or license of the product and related patent.

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

We are a small company with only 86 employees, including 2 part-time employees, as of December 31, 2008. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

Competing Products And Technologies Based On Traditional Treatment Methods May Make Our Products Or Potential Products Noncompetitive Or Obsolete.

Well-known pharmaceutical, biotechnology and medical device companies are marketing well-established therapies for the treatment of AKs and acne. Doctors may prefer to use familiar methods, rather than trying our products. Reimbursement issues affect the economic competitiveness of our products as compared to other more traditional therapies.

Many companies are also seeking to develop new products and technologies, and receiving approval for treatment of AKs and acne. Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Our competitors may succeed in developing products that are safer or more effective than ours. Many of our competitors have substantially greater financial, technical and marketing resources than we have. In addition, several of these companies have significantly greater experience than we do in developing products, conducting preclinical and clinical testing and obtaining regulatory approvals to market products for health care.

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

Our primary competition in the acne market includes oral and topical antibiotics, other topical prescription and over-the-counter products, as well as various laser and non-laser light treatments. The market is highly competitive and other large and small companies have more experience than we do which could make it difficult for us to penetrate the market. The entry of new products from time to time would likely cause us to lose market share.

Risks Related To Our Stock

Our Common Stock May Not Continue To Trade On The Nasdaq Global Market, Which Could Reduce The Value Of Your Investment And Make Your Shares More Difficult To Sell.

In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices near and below $1.00. On October 16, 2008, and again on December 19, 2008, Nasdaq suspended the enforcement of rules requiring a minimum $1.00 closing bid price. The suspension will remain in effect through April 20, 2009. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

Our Results Of Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.

The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2008 to March 10, 2009, the price of our stock has ranged from a low of $0.87 to a high of $2.58. Factors that contributed to the volatility of our stock during this period included:

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

The price of our common stock may be affected by the amount of quarterly shipments of our products to end-users. Since our PDT products are still in relatively early stages of adoption, and sales volumes are still low, a number of factors could affect product sales levels and growth rates in any period. These could include the level of penetration of new markets outside of the United States, the timing of medical conferences, sales promotion activities, and large volume purchases by our higher usage customers. In addition, seasonal fluctuations in the number of patients seeking treatment at various times during the year could impact sales volumes. These factors could, in turn, affect the volatility of our stock price.

If Outstanding Options, Warrants And Rights Are Converted, The Value Of The Shares Of Common Stock Outstanding Just Prior To The Conversion Will Be Diluted.

As of March 10, 2009, there were outstanding options and warrants to purchase 4,406,000 shares of common stock, with exercise prices ranging from $1.08 to $31.00 per share, and from $2.85 to $6.00 per share, respectively. In addition, there are 91,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders are likely to exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

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

In May 1999, we entered into a five-year lease for 16,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. In December 2001 we entered into a 15 year lease covering the entire building through November 2016. We have the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least seven and one-half months prior to the date on which the termination would be effective. In October 2002, we entered into a five-year lease commitment for approximately 2,000 sq. ft., for our wholly-owned subsidiary, DUSA Pharmaceuticals New York, Inc., replacing the space DUSA previously occupied. In October 2007, we entered into a 14 month lease extension for the New York office space, extending the lease through December 2008, with a renewal option for an additional year. We did not exercise our renewal option on the New York office space and the lease expired in December 2008. Commencing in August 2002, we entered into a five year lease for office space for our Toronto location which had accommodated the Toronto office of our former Chairman of the Board and shareholder services representative. In December 2006, we extended the Toronto lease for an additional five year term through August 2012. We closed the Toronto office on October 31, 2008 and have listed the space with a real estate broker for sub-lease.

ITEM 3.	LEGAL PROCEEDINGS

In October 2008, we were notified that Winston Laboratories, Inc. had filed a demand for arbitration against the Company. The demand for arbitration arises out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement, which we refer to together as the Agreement, and claims that DUSA breached the Agreement. Winston Laboratories is claiming damages in excess of $2.0 million. The parties are currently in settlement discussions. The Company plans to defend itself vigorously and has not recorded any liability pursuant to the claim at December 31, 2008. For more information about our agreements with Winston Laboratories, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commercial Commitments.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “DUSA.” The following are the high and low sales prices for the common stock reported for the quarterly periods shown.

Price range per common share by quarter, 2008:

	First	Second	Third	Fourth

NASDAQ
High	$2.58	$2.57	$2.15	$1.69
Low	$1.75	$1.95	$1.13	$0.87

Price range per common share by quarter, 2007:

	First	Second	Third	Fourth

NASDAQ
High	$4.53	$5.00	$3.15	$3.30
Low	$3.15	$2.75	$1.63	$1.94

On March 10, 2009, the closing price of our common stock was $1.25 per share on the NASDAQ Global Market. On March 9, 2009, there were 708 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

RELATIVE STOCK PERFORMANCE

The graph below compares DUSA Pharmaceuticals, Inc.’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Market index and the Hemscott Group index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARE 5-YEAR CUMULATIVE RETURN
AMONG DUSA PHARMACEUTICALS, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	Cumulative Return Total
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
DUSA PHARMACEUTICALS, INC.	$100.00	$283.17	$213.27	$85.15	$40.99	$20.79

HEMSCOTT GROUP INDEX	$100.00	$106.04	$117.67	$131.43	$149.27	$118.91

NASDAQ MARKET INDEX	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

The list of companies in the Hemscott Group Index includes: Adolor Corp, Alexion Pharmaceuticals Inc., Alexza Pharmaceuticals Inc., Allergan Inc., Allos Therapeutics Inc., Amarin Corp Plc, Angiotech Pharmaceuticals, Inc., Ardea Biosciences Inc., Arena Pharmaceuticals Inc., Arqule Inc., ARYx Therapeutics Inc., Avanir Pharmaceuticals, Avi Biopharma Inc., Biodel Inc., Cardiome Pharma Corp, Cephalon Inc., Chattem Inc., Cortex Pharmaceuticals Inc., Cubist Pharmaceuticals Inc., Depomed Inc., Dr Reddy’s Laboratories Ltd., Durect Corp, DUSA Pharmaceuticals Inc., Dynavax Technologies Corp, Elite Pharmaceuticals Inc., Endo Pharmaceuticals Holdings Inc., Forest Laboratories Inc., Gentium SpA., Geron Corp, Inspire Pharmaceuticals Inc., Isis Pharmaceuticals Inc., Kendle International Inc., King Pharmaceuticals Inc., Lannett Co. Inc., Ligand Pharmaceuticals Inc., MAP Pharmaceuticals Inc., Marshall Edwards Inc., Medicines Co., Middlebrook Pharmaceuticals Inc., Neurogen Corp., NeurogesX Inc., Nexmed Inc., Nitromed Inc., NovaBay Pharmaceuticals Inc., Novo Nordisk A/S, Opko Health Inc., Orexigen Therapeutics Inc., Pain Therapeutics Inc., Pharmacyclics Inc., Pharmasset Inc., Pharmaxis Ltd., Pozen Inc., Prana Biotechnology Ltd., Regenerx Biopharmaceuticals Inc., Reliv International Inc., Santarus Inc., Sciclone Pharmaceuticals Inc., Sepracor Inc., Shire Plc, Siga Technologies Inc., Simcere Pharmaceutical Group, Somaxon Pharmaceuticals Inc., Sucampo Pharmaceuticals Inc., Supergen Inc., Synvista Therapeutics Inc., Telik Inc., Teva Pharmaceutical Industries Ltd., Tianyin Pharmaceutical Co., Inc., United Therapeutics Corp, Valeant Pharmaceuticals International, Vertex Pharmaceuticals Inc., Warner Chilcott Ltd., and YM Biosciences Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data set forth below has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Year Ended December 31,
	2008		2007		2006(5)		2005	2004

Product revenues	$29,545,406		$27,662,598		$25,582,986		$11,337,461	$7,987,656
Net loss	(6,250,441	)(1)	(14,713,507	)(2)	(31,349,507	)(3)	(14,998,709)	(15,628,980)
Basic and diluted net loss per common share	$(0.26)		$(0.73)		$(1.65)		$(0.89)	$(0.96))

CONSOLIDATED BALANCE SHEET DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004

Total assets	$28,210,454	$32,892,240	$33,755,813	$42,330,631	$56,650,888
Long-term obligations(4)	4,838,436	4,501,186	1,199,086	—	—
Shareholders’ equity	$17,712,199	$22,106,522	$26,333,573	$38,028,728	$52,507,018

(1)	Includes an impairment charge of $1,500,000 resulting from our review of the carrying amount of our goodwill resulting from a contingent payout to the former shareholders of Sirius Laboratories, Inc.

(2)	Includes an impairment charge of $6,773,000 resulting from our review of the carrying amount of our goodwill.

(3)	Includes an impairment charge of $15,746,000 resulting from our review of the carrying amount of our intangible assets.

(4)	Primarily comprised of deferred revenues related to milestone payments received under distribution agreements and the fair value of the warrants issued in connection with our October 29, 2007 private placement.

(5)	The results of operations include operations of Sirius Laboratories, Inc. from the date of acquisition, March 10, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a vertically integrated dermatology company that is developing and marketing Levulan® PDT and other products for common skin conditions. Our currently marketed products include, among others, Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, and certain products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc., including ClindaReach®.

Historically, we devoted most of our resources to advancing the development and marketing of our Levulan® PDT/PD technology platform. In addition to our marketed products, our drug, Levulan® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® photodynamic therapy, or PDT. When Levulan® is used and followed with exposure to light to detect medical conditions, it is known as Levulan® photodetection, or Levulan® PD. The Kerastick® is our proprietary applicator that delivers Levulan®. The BLU-U® is our patented light device.

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

Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide®, its key product, is a vitamin-mineral product formerly prescribed by dermatologists. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008.

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our Settlement Agreement with River’s Edge. See Note 16 of the Notes to Consolidated Financial Statements. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we are being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. We are also considering other options, including the possible sale of the product and related patent or the launch of a non-prescription dietary supplement in compliance with the Dietary Supplement Health and Education Act, or DSHEA. We are in discussions with the FDA regarding DSHEA labeling including the use of the trademark. Should we re-launch the product with a DSHEA label, we expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic prescription Nicomide® levels.

We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service and other related activities for all of our products, including our Levulan® Kerastick®. Our current objectives include increasing the sales of our products in the United States, Canada, Latin America, and Korea, launching Levulan® with our partners in additional Latin American and Asian countries and continuing our Levulan® PDT clinical development program for immunosuppressed solid organ transplant recipients, or SOTR. To further these objectives, we entered into a marketing and distribution agreement with Stiefel Laboratories, Inc. in January 2006 granting Stiefel an exclusive right to distribute the Levulan® Kerastick® in Mexico, Central and South America. On March 5, 2008, Stiefel notified us that the Brazilian authorities had published the final pricing for the product which was acceptable to Stiefel and to us. Stiefel launched the product in Brazil in April 2008. The product was launched in Argentina, Chile, Colombia and Mexico during the fourth quarter of 2007. Similarly, in January 2007, we entered into a marketing and distribution agreement with Daewoong Pharmaceutical Co., Ltd. and Daewoong’s wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, together referred to as Daewoong, granting Daewoong exclusive rights to distribute the Levulan® Kerastick® in certain Asian countries. In the fourth quarter of 2007, the Korean Food and Drug Administration, or KFDA, approved Levulan® Kerastick® for PDT for the treatment of actinic keratosis, and Daewoong launched our product in Korea. Recently, we granted

Daewoong the right to distribute our product in Japan on a named-patient basis to test this market. Through the end of 2008, the rate of adoption of our therapy in these markets has been slower than we had anticipated at the outset of these agreements. Our current objectives include increasing the sales of our products in these markets.

We believe that historical issues related to reimbursement negatively impacted the economic competitiveness of our therapy with other AK therapies and hindered its adoption in the past. Though we believe that current Centers for Medicare and Medicaid Services, or CMS, reimbursement levels allow us to be competitive, we continue to support efforts to improve reimbursement levels to physicians. Most major private insurers have approved coverage for our AK therapy; however some private insurers still do not provide adequate coverage. When we learn of these issues, we educate the insurers and are often able to facilitate a change in their coverage policy. We believe that with potential future improvements, along with our education and marketing programs, a more widespread adoption of our therapy should occur over time. We intend to seek reimbursement coverage for use of our BLU-U to treat acne following the analysis of the results of our Phase IIB clinical trial. As a result of the current global credit and financial market conditions, government authorities and private insurers may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenues. See the section below entitled “Research and Development Costs”.

We are developing Levulan® PDT and PD under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. In January, 2009, we filed a request for reexamination with the USPTO of one of the Queen’s patents that cover our approved indication for AK. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

As of December 31, 2008, we had an accumulated deficit of approximately $141,851,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis. If our domestic PDT revenue growth rates in 2008 continue in 2009, we expect to become cash flow positive and profitable on a quarterly basis sometime late in 2009. We recorded significant impairment changes of goodwill during the fourth quarter of 2007 and the third quarter of 2008. Achieving our goal of becoming a profitable operating company is dependent upon greater acceptance of our PDT therapy by the medical and consumer constituencies, increased sales of our products and other factors contained in this report.

We recognize that we have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians have been using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called ’off-label’ uses, we believe that these activities are positively affecting the sales of our products.

As of December 31, 2008, we had a staff of 86 employees, including 2 part-time employees, as compared to 83 full-time employees, including 4 part-time employees, at the end of 2007, including marketing and sales, production, maintenance, customer support, and financial operations personnel, as well as those who support research and development programs for dermatology and internal indications. At December 31, 2008, our sales force was comprised of 40 employees. We may add to or reduce our headcount during 2009 as business circumstances deem necessary.

2008 TRANSACTIONS

During 2008, DUSA entered into a number of transactions:

River’s Edge/Nicomide®

We ceased the sale and distribution of Nicomide® as a prescription product in June 2008. On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, and an amendment to our Settlement Agreement and Mutual Release, or Settlement Agreement, described below, with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we are being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. We are also considering the possible sale of the product and the related patent. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Consolidated Statements of Operations.

In October 2007, as part of the settlement of litigation between DUSA and River’s Edge, we entered into the Settlement Agreement to dismiss the lawsuit brought by us against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of our Nicomide® patent, U.S. Patent No. 6,979,468, under which we had marketed, distributed and sold Nicomide®. As part of the original terms of the Settlement Agreement, River’s Edge agreed to pay us $25.00 for every bottle of NIC 750 above 5,000 bottles that was substituted for Nicomide® after September 30, 2007. The net gain from settlement of litigation for the years ended December 31, 2008 and 2007 was $283,000 and $583,000, respectively. In the accompanying Consolidated Statements of Operations the net gain on settlement is recorded as a separate component of operating expenses.

Winston Laboratories, Inc.

On or about January 30, 2006, Winston Laboratories, Inc., or Winston, and the former Sirius entered into a license agreement relating to a Sirius product, Psoriatec® (known by Winston as Micanol) revising a former agreement. The original 2006 Micanol License Agreement granted an exclusive license, with limitation on rights to sublicense, to all property rights, including all intellectual property and improvements, owned or controlled by Winston to manufacture, sell and distribute products containing anthralin, in the United States. On January 29, 2008, our wholly-owned subsidiary, Sirius, entered into the 2006 Micanol Transition License Agreement with Winston. The Transition License Agreement amends the original 2006 Micanol License Agreement which was due to expire pursuant to its terms on January 31, 2008. The parties entered into the Transition License Agreement to extend the term of the 2006 Micanol License Agreement to September 30, 2008 in order to allow us to sell our last batch of product, to reduce the period of time that we are required to maintain product liability insurance with respect to the distribution and sale of products containing anthralin after the termination of the Transition License Agreement and to confirm the allocation of certain costs and expenses relating to the product during and after the transition period. Psoriatec® is a product that is regulated under the FDA’s marketed unapproved drug policy guide. DUSA placed its Psoriatec® inventory on hold and following discussions with the FDA, notified the FDA (in July 2008) that DUSA would cease marketing Psoriatec® at the termination of its license agreement, which expired on September 30, 2008. In October 2008, Winston filed a notice demanding arbitration of claims relating to alleged breach of the License Agreements and seeking damages in excess of $2,000,000. The parties are currently in settlement discussions. The Company does not expect any potential settlement payment to be material to its financial condition or the results of its operations. The Company has not recorded any liability pursuant to the claim at December 31, 2008. For more information, see Item 3. entitled “Legal Proceedings.”

National Biological Corporation Amended and Restated Purchase and Supply Agreement

On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, the principal manufacturer of our BLU-U® light source. This agreement provides for the elimination of certain exclusivity clauses, permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On December 23, 2008, we signed the Second Amendment to the Amended and Restated Purchase and Supply Agreement with NBC, which extends the Agreement until June 30, 2009, and gives us an option to further extend the term for an additional two years subject only to agreement on price terms to be negotiated in good faith. The parties are actively engaged in discussions to further extend the term of the agreement.

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

Revenue Recognition and Provisions for Estimated Reductions to Gross Revenues — We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accounting for revenue transactions relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

For revenues associated with contractual agreements with multiple deliverables, we apply the revenue recognition criteria outlined in SEC Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”) and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from contractual agreements are recognized based on the performance requirements of those agreements. As prescribed by EITF 00-21, we analyze each contract in order to separate each deliverable into separate units of accounting and then recognize revenue for those separated units at their fair values as earned in accordance with the SAB Topic 13 or other applicable revenue recognition guidance.

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

Stiefel Laboratories Agreement.  In January 2006, as amended in September 2007, we entered into an exclusive marketing, distribution and supply agreement with Stiefel Laboratories, Inc. for Levulan® PDT in

Latin America. Under the agreement, Stiefel is required to purchase Levulan® Kerastick® from us and make up front, milestone and royalty payments. Stiefel may cancel the agreement if there is a breach of contract, if either party files for bankruptcy, or if its sales during any year are less than its minimum purchase obligations. No upfront or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications. We are obligated under the agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. The agreement establishes a fixed supply price per unit, as well as a royalty based on a percentage of the net sales price to end-users. Under EITF 00-21 the deliverables under the agreement are treated as a single unit of accounting. We determine attribution methods for each of the separate payment streams. Revenues from unit sales of Levulan® Kerastick® are recognized based on end-user demand as we do not have sufficient data to determine product acceptance in the marketplace and therefore do not have the ability to estimate product returns. Royalty revenues are recorded each quarter based on Stiefel’s reported net sales for that quarter and are included in product revenues. The agreement also establishes minimum purchase quantities over the first five years following regulatory approval, and since Stiefel’s sales to third parties during the contract year ended October 2008 were below its minimum purchase obligations, Stiefel has the right to cancel the agreement.

The non-refundable up-front payments are being recognized into revenues on a straight-line basis commencing upon the first product shipments in a country over the remaining contractual term of the agreement, which is 10 years. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of December 31, 2008 and 2007, in accordance with our policy of deferring revenues on new product launches, we have deferred revenues of $389,000 and $206,000, respectively, related to product shipments of Levulan® Kerastick® into Mexico and Argentina that have not yet been sold through to the end user customers. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Stiefel are $621,000 and $345,000, respectively.

Daewoong Agreement.  On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong for Levulan® PDT in Korea. Under the agreement, Daewoong is required to purchase Levulan® Kerastick® from us and make up-front and milestone payments. Daewoong may cancel the agreement only if there is a breach of contract or if either party files for bankruptcy. Under the terms of the agreement, Daewoong will make up to $3.5 million in milestone payments to us, $1.0 million of which was paid upon contract execution during the first quarter of 2007 and another $1.0 million of which was paid during the fourth quarter of 2007 upon achieving regulatory approval in Korea. The milestone payments are non-refundable. Product shipments are subject to return and refund only if the product does not comply with technical specifications. We are obligated under the agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. The agreement establishes a fixed supply price per unit, as well as an excess purchase price component if the average selling price to end-users exceeds a certain threshold. Under EITF 00-21 the deliverables under the agreement are treated as a single unit of accounting. We determine attribution methods for each of the separate payment streams. Revenues from unit sales of Levulan® Kerastick® are recognized based on end-user demand as we do not have sufficient data to determine product acceptance in the marketplace and therefore do not have the ability to estimate product returns. Excess purchase price revenues are recorded each quarter based on Daewoong’s reported net sales for that quarter and are included in product revenues. The agreement also establishes minimum purchase quantities over the first five years following regulatory approval in Korea.

The non-refundable up-front payments are recognized into revenues on a straight-line basis commencing upon the first product shipment in the territory over the remaining contractual term of the agreement, which is 10 years. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of December 31, 2008 and 2007, in accordance with our policy of deferring revenues on new product launches, we have deferred revenues of $1,144,000 and $762,000, respectively, related to product shipments of Levulan® Kerastick® into Korea that have not yet been sold through to the end user customers. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Daewoong are $1,643,000 and $1,848,000, respectively.

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

We evaluate inventory levels at our wholesaler customers through an analysis that considers, among other things, wholesaler purchases, wholesaler shipments to retailers, available end-user prescription data obtained from third parties and on-hand inventory data received directly from our three largest wholesaler customers. We believe that this evaluation of wholesaler inventory levels, allows us to make reasonable estimates for our applicable revenue related reserves. Additionally, our products are sold to wholesalers with a product shelf life that allows sufficient time for our wholesaler customers to sell the products in their inventory through to retailers and, ultimately, to end-user consumers prior to product expiration. For new product launches where we do not have the ability to reliably estimate returns, revenue is recognized based on end-user demand, which is typically based on dispensed subscription data, or ship-through data as reported by our international distribution partners. When inventories have been reduced to targeted stocking levels at wholesalers or distribution partners, and we have sufficient data to determine product acceptance in the marketplace which allows us to estimate product returns, we recognize revenue upon shipment, net of discounts and allowances.

SALES RETURNS

We account for sales returns in accordance with Financial Accounting Standards Board (FASB) Statement No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales and related returns and incorporating other factors that could impact sales returns in the future. These other factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. Our policy is to accept returns when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience. In the PDT Drug and Device Products segment, product sales made through distributors, historically, had been recorded as deferred revenue until the product was sold by the distributors to the end users because we did not have sufficient history with our distributors to be able to reliably estimate returns.

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

Inventory — Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories are continually reviewed for slow moving, obsolete and excess items. Inventory items identified as slow-moving are evaluated to determine if an adjustment is required. Additionally, our industry is characterized by regular technological developments that could result in obsolete inventory. Although we make every effort to assure the reasonableness of our estimates, any significant unanticipated changes in demand, technological development, or significant changes to our business model could have a significant impact on the value of our inventory and our results of operations. We use sales projections to estimate the appropriate level of inventory reserves, if any, that are necessary at each balance sheet date.

Valuation Of Long-lived, Intangible Assets and Goodwill — We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At December 31, 2008 and 2007, respectively, total property, plant and equipment had a net carrying value of $1,938,000 and $2,143,000, including $1,313,000 at December 31, 2008 associated with our manufacturing facility. As of December 31, 2008 and 2007, respectively, we had intangible assets totaling $10,000 and $54,000 recorded in deferred charges and other assets relating to the unamortized balance of payments made in 2004 to a light source supplier related to an amendment to our agreement and to a licensor related to the reacquisition of our product rights in Canada. The payment to the light source supplier was fully amortized during 2008.

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc. All goodwill and intangible assets recorded in connection with the Sirius acquisition have been charged to the accompanying statements of operations as impairments as of December 31, 2008. We agreed to pay additional consideration in future periods to the former Sirius shareholders based upon the achievement of total cumulative sales milestones for the Sirius products over the period ending 50 months from the date of close. The first cumulative sales milestone was achieved during the three-month period ended September 30, 2008, and accordingly a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders during the third quarter of 2008. The payment was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period.

During the fourth quarter of 2007, we performed our annual test for goodwill impairment as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). We used December 1st as the date of our annual goodwill impairment test. Based on the review, we recorded an impairment charge to goodwill of $6.8 million, which was all associated with the Non-PDT Drug Products reporting unit and represented the entire goodwill balance. As discussed in more detail in Note 3 to the Consolidated Financial Statements, the impairment charge is primarily related to our revised estimate of cash flows associated with the Sirius products and product pipeline. Decisions related to the product pipeline are based on a number of factors, most importantly, our development partner’s, Altana, Inc.’s, receipt of a non-approvable letter from the FDA in the fourth quarter of 2007 with respect to its ANDA supplement covering one of the potential products we acquired from Sirius. We paid and/or accrued $500,000 in milestone payments in the fourth quarter of 2007 as a result of our decision not to pursue this product or any additional potential products from the acquisition.

In 2006, we reviewed the valuation of our intangible assets and goodwill associated with Nicomide® for impairment as a result of a decision by the U.S. courts to dissolve a preliminary injunction that had previously enjoined a competitor from manufacturing and selling a generic and recorded a write down of $15.7 million in 2006, representing the remaining net asset value of the intangible assets as of December 31, 2006.

Share-Based Compensation — We measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided. In accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), we recognize the expense attributable to stock awards that are granted or vest in periods ending subsequent to the adoption of SFAS 123(R) in the accompanying Consolidated Statements of Operations. For more information about our share-based compensation, see Note 10 to the Consolidated Financial Statements.

Derivative Financial Instruments — We follow FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), for the common stock purchase warrants in connection with the October 2007 private placement. The warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. The warrants do not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified as a component of stockholders’ equity.

We record the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense under the caption “Gain on change in fair value of warrants”. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Results of Operations

Year Ended December 31, 2008 As Compared to the Year Ended December 31, 2007

Revenues — Total revenues for 2008 were $29,545,000, as compared to $27,663,000 in 2007 and were comprised of the following:

	Year Ended December 31,
			Increase/
	2008	2007	(Decrease)

PDT PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$20,206,000	$15,139,000	$5,067,000
Canada	699,000	740,000	(41,000)
Korea	820,000	436,000	384,000
Rest of world	345,000	92,000	253,000

Subtotal Levulan® Kerastick® product revenues	22,070,000	16,407,000	5,663,000
BLU-U® PRODUCT REVENUES
United States	1,810,000	1,724,000	86,000
Canada	—	94,000	(94,000)
Korea	50,000	50,000

Subtotal BLU-U® product revenues	1,860,000	1,868,000	(8,000)

TOTAL PDT PRODUCT REVENUES	23,930,000	18,275,000	5,655,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	5,615,000	9,388,000	(3,773,000)

TOTAL PRODUCT REVENUES	$29,545,000	$27,663,000	$1,882,000

For the year ended December 31, 2008, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $23,930,000. This represents an increase of $5,655,000 or 31%, over the comparable 2007 total of $18,275,000. The incremental revenue was driven primarily by increased Kerastick® revenues.

For the year ended December 31, 2008, Kerastick® revenues were $22,070,000, representing an increase of $5,663,000 or 35%, over the comparable 2007 totals of $16,407,000. Kerastick® unit sales to end-users for the year ended December 31, 2008 were 207,516, including 8,700 sold in Canada and 11,826 sold in Korea. This represents an increase from 164,944 Kerastick® units sold in the year ended December 31, 2007, including 9,798 sold in Canada and 7,392 sold in Korea. Our average net selling price for the Kerastick® increased to $104.80 for the year ended December 31, 2008 from $98.99 in 2007. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and the rest of the world. The increase in 2008 Kerastick® revenues was driven mainly by increased sales volumes in the United States, due in part to our continued focus on the medical dermatology market, and internationally, through our distribution agreements with Stiefel and Daewoong, and an increase in our average unit selling price.

For the year ended December 31, 2008, BLU-U® revenues were $1,860,000, essentially flat in comparison with 2007 BLU-U® revenues of $1,868,000. The slight decrease in 2008 BLU-U® revenues were driven by slightly lower sales volumes which were offset by an increase in our average selling price. In the year ended December 31, 2008, there were 229 units sold, versus 232 units in 2007. The 2008 total consists of 224 units sold in the United States and 5 in Korea by Daewoong. The 2007 total consists of 206 sold in the United States, 16 sold in Canada and 10 in Korea. Our average net selling price for the BLU-U® increased to 7,861 for the year ended December 31, 2007 from $7,595 for 2007. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At December 31, 2008, there were approximately 58 units in the field pursuant to this evaluation program, compared to 31 units in the field at December 31, 2007. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.

Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT drug product revenues for the year ended December 31, 2008 were $5,615,000, compared to $9,388,000 for the year ended December 31, 2007. The substantial majority of the Non-PDT product revenues were from sales of Nicomide® and Nicomide® related royalties. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008. We are in discussions with the FDA regarding new labeling, compliant with DSHEA, including use of the trademark. Should we re-launch the product with a DSHEA label, we expect both the price and volume of the Nicomide® DSHEA labeled product to be considerably less than historic prescription Nicomide® levels. We are also considering other options, including the possible sale of the product and related patent or the launch of a non-prescription dietary supplement in compliance with DSHEA.

On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to our Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we are being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. Nicomide® sales in 2008 were negatively impacted by residual levels of NIC 750, that were substituted for Nicomide®, remaining in the distribution channel subsequent to the settlement with River’s Edge. The Settlement Agreement is described in Note 16 to the Consolidated Financial Statements.

The increase in our total revenues in 2008 results from increased PDT segment revenues in the United States, as well as our PDT product launches in Korea and the rest of the world. However, we must continue to increase sales from these levels in order for us to become profitable. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which would be directly competitive with our Levulan® Kerastick® product, could be launched at any time. While we are entitled to royalties from PhotoCure on its net sales of Metvixia®, a large dermatology company has the marketing rights in the U.S., which may adversely affect our ability to maintain or increase our Levulan® market. Nonetheless, we remain confident that sales should continue to increase through increased consumption of our PDT segment products by our existing customers, as well as the addition of new customers. We expect to be able to grow our PDT segment revenues in the United States during 2009, due in part to the 6% increase in reimbursement of our PDT-related procedure fee, which became effective January 1, 2009, as well as our price increases, which were effective October 1, 2008 and January 1, 2009. Although we expect growth in our PDT segment revenues, a portion of our customer base, i.e., those focusing on the cosmetic market, are more susceptible to the uncertain economic conditions facing our markets, and reduced sales to that customer base could be expected until the economy recovers. The vast majority of our international sales and medi-spa sales falls into this market. We expect our Non-PDT revenues for 2009 to be significantly reduced compared to 2008 since we are no longer manufacturing and marketing Nicomide® as a prescription product. We are evaluating alternative manufacturing, labeling and distribution strategies in order to re-launch Nicomide® on the market and we are also considering opportunities to sell the product. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”

Cost Of Product Revenues and Royalties - Cost of product revenues and royalties for the year ended December 31, 2008 were $7,125,000 as compared to $7,829,000 for the year ended December 31, 2007. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2008	2007	(Decrease)

Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,541,000	$2,384,000	$157,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	229,000	280,000	(51,000)
Royalty and supply fees(1)	966,000	717,000	249,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	3,736,000	3,381,000	355,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	822,000	733,000	89,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	794,000	836,000	(42,000)

Subtotal BLU-U® Cost of Product Revenues	1,616,000	1,569,000	47,000

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	5,352,000	4,950,000	402,000
Non-PDT Drug Cost of Product Revenues and Royalties	1,773,000	2,879,000	(1,106,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	1,773,000	2,879,000	(1,106,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$7,125,000	$7,829,000	$(704,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada.

Margins — Total product margins for 2008 were $22,420,000, or 76%, as compared to $19,833,000, or 72% for 2007, as shown below:

	Year Ended December 31,
					Increase/
	2008		2007		(Decrease)

Levulan® Kerastick® Gross Margin	$18,334,000	83%	$13,025,000	79%	$5,309,000
BLU-U® Gross Margin	244,000	13%	299,000	16%	(55,000)

Total PDT Drug & Device Gross Margin	$18,578,000	78%	$13,324,000	73%	$5,254,000
Total Non-PDT Drug Gross Margin	3,842,000	68%	6,509,000	69%	(2,667,000)

TOTAL GROSS MARGIN	$22,420,000	76%	$19,833,000	72%	$2,587,000

For the year ended December 31, 2008, total PDT Drug and Device Product Margins were 78% versus 73% for the year ended December 31, 2007. The incremental margin was driven primarily by positive margin gains on the Kerastick® product.

Kerastick® gross margins for the year ended December 31, 2008 were 83%, versus 79% for the year ended December 31, 2007. The increase in margin is mainly attributable to an increase in our average unit selling price and lower overall manufacturing costs due to increased production volumes. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we can achieve improved gross margins on our Kerastick® during 2009 due to the anticipated increased volumes from continued growth.

BLU-U® margins for the year ended December 31, 2008 were 13%, versus 16% for the year ended December 31, 2007. The decrease in gross margin is a result of an increase in our direct BLU-U® product costs, offset in part by an increase in our average selling price per unit. Our short-term strategy is to at a minimum break even on device sales in an effort to drive Kerastick® sales volumes.

Non-PDT Drug Product Margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total margin for the year ended December 31, 2008 was 68% compared with 69% for the year ended December 31, 2007. During 2008, Non-PDT Product margins were negatively impacted by our discontinuance of sales of Nicomide® as a prescription product.

Research and Development Costs — Research and development costs for 2008 were $6,643,000 as compared to $5,977,000 in 2007. The increase in 2008 compared to 2007 was due primarily to increased spending on our Phase IIb clinical trial on acne and a $0.6 million Prescription Drug User Fee Act (PDUFA) charge related to our approved AK indication. In October 2008, we announced the results from our Phase IIb clinical trial to compare the safety and efficacy of PDT using DUSA’s BLU-U® brand light plus vehicle containing Levulan® (aminolevulinic acid HCl) to that of PDT using the BLU-U® plus vehicle without Levulan® (the “control group”) in patients with moderate to severe facial acne vulgaris. While both groups showed a statistically significant reduction in lesions from baseline, the results did not demonstrate statistically significant difference between the control and Levulan PDT groups. Therefore, DUSA will not pursue further clinical development of Levulan® PDT with BLU-U® for moderate to severe acne. However, we do expect to continue to support investigator initiated studies in moderate to severe acne with Levulan and various light sources. We intend to file a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne and we have filed a patent application to cover an invention arising from the study.

We are planning to initiate a proof-of-concept clinical trial, which we expect will include up to 40 patients, at up to ten clinical sites across the United States, for the treatment of actinic keratoses and chemoprevention of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. We expect that our research and development costs will remain at 2008 levels since we will not have expenditures relating to the acne trial which ended during 2008.

Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2008 were $13,112,000 as compared to $13,311,000 for the year ended December 31, 2007. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $9,327,000 for the year ended December 31, 2008, compared to $8,386,000 in the year ended December 31, 2007. The increase in this category was due mainly to increased salaries and commissions earned in 2008 in comparison to 2007 due to improved performance against internal corporate goals during 2008. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,653,000 for the year ended December 31, 2008, compared to $4,685,000 for the year ended December 31, 2007. The decrease in this category in 2008 is due primarily to absence in 2008 of expenses incurred in 2007 related to the launch of ClindaReach®. We expect marketing and sales costs for 2009 to be relatively flat in comparison to 2008, and to decrease as a percentage of revenues.

General and Administrative Costs — General and administrative costs for the year ended December 31, 2008 were $9,188,000 as compared to $10,311,000 for the year ended December 31, 2007. The decrease is mainly attributable to a decrease in legal expenses, which were incurred in 2007 due to the River’s Edge litigation, offset in part by increased compensation costs, which include the severance and stock compensation costs related to the departure of an officer during the year (see Note 15). General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. We may incur significant legal fees in 2009 due to the arbitration process which has been commenced by Winston Laboratories. See Item 3 “Legal Proceedings;” however, in total we expect general and administrative costs to remain relatively flat in 2009 compared with 2008.

Impairment of Goodwill — In the third quarter of 2008 we made a contingent payment to the former shareholders of Sirius Laboratories in the amount of $1.5 million and in the same period deemed the resulting goodwill to be impaired. During the fourth quarter of 2007, we performed our annual test for goodwill impairment as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Based on the review, we recorded an impairment charge to goodwill of $6.8 million. The impairment charges were primarily related to our revised estimate of cash flows associated with Nicomide® and the other Sirius products, including the lack of a product pipeline.

Net gain from Settlement of Litigation — During the fourth quarter of 2007, we entered into a Settlement Agreement and Mutual Release with River’s Edge Pharmaceuticals, LLC. Under the terms of the Settlement Agreement, River’s Edge made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and paid to DUSA $25.00 for every prescription of NIC 750 above 5,000 prescriptions that were substituted for Nicomide® from September 30, 2007 through June 30, 2008. During the years ended December 31, 2008 and 2007 the net gain from settlement of litigation was $283,000 and $583,000, respectively. These payments under the Settlement Agreement ceased due to an amendment effective as of July 3, 2008.

Gain on change in fair value of warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The decrease in the liability during 2008 and 2007 was $826,000 and $687,000, respectively, which resulted in a non-cash gain in both periods. The decrease in fair value was due primarily to decreases in our stock price.

Other Income, Net — Other income for the year ended December 31, 2008 increased to $663,000, as compared to $554,000 in 2007. The increase in 2008 reflects an increase in our average invested cash balances during 2008 as compared to 2007 as a result of the October 2007 private placement.

Income Taxes — There is no provision for income taxes due to ongoing operating losses. As of December 31, 2008, we had net operating loss carryforwards of approximately $89,696,000 and tax credit carryforwards of approximately $1,493,000 for Federal tax purposes. These amounts expire at various times through 2028. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2008 and 2007.

Net Loss — For 2008, we recognized a net loss of $6,250,000, or $0.26 per share, as compared to $14,714,000, or $0.73 per share, for 2007. The decrease in net loss is attributable to the reasons discussed above.

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

Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our March 10, 2006 acquisition of Sirius. Total revenues for the year ended December 31, 2007 were $9,388,000, compared to $9,486,000 for the period from March 10, 2006 (date of acquisition) through December 31, 2006. The substantial majority of the Non-PDT product revenues were from sales of Nicomide®. Nicomide® sales in 2007 were significantly negatively impacted by the introduction into the market of NIC 750, a niacinamide product that was substituted for Nicomide®, which was re-launched in March 2007 following the dissolution by the court of a preliminary injunction. We have since reached a settlement agreement with River’s Edge, the manufacturer of NIC 750. The settlement agreement is described further in Item 3. Legal Proceedings — River’s Edge.

The increase in our total revenues resulted from increased PDT segment revenues in the United States, as well as our PDT product launches in Korea and the rest of the world.

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2007 were $7,829,000 as compared to $26,116,000 for the year ended December 31, 2006 (including an impairment of intangible assets totaling $15,746,000). A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2007	2006	(Decrease)

Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,384,000	$1,944,000	$440,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	280,000	837,000	(557,000)
Royalty and supply fees(1)	717,000	659,000	58,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	3,381,000	3,440,000	(59,000)
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	733,000	1,131,000	(398,000)
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	836,000	1,015,000	(179,000)

Subtotal BLU-U® Cost of Product Revenues	1,569,000	2,146,000	(577,000)

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	4,950,000	5,586,000	(636,000)
Impairment of Intangible Assets(2)	—	15,746,000	(15,746,000)
Non-PDT Drug Cost of Product Revenues and Royalties	2,879,000	4,784,000	(1,905,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	2,879,000	20,530,000	(17,651,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$7,829,000	$26,116,000	$(18,287,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.

2)	An impairment resulting from our review of the carrying amount of our intangible assets of $15,746,000.

Margins — Total product margins for 2007 were $19,833,000, or 72%, as compared to $(533,000), or (2)% for 2006, as shown below:

	Year Ended December 31,
					Increase/
	2007		2006		(Decrease)

Levulan® Kerastick® Gross Margin	$13,025,000	79%	$10,132,000	75%	$2,893,000
BLU-U® Gross Margin	299,000	16%	379,000	15%	(80,000)

Total PDT Drug & Device Gross Margin	$13,324,000	73%	$10,511,000	65%	$2,813,000
Total Non-PDT Drug Gross Margin	6,509,000	69%	(11,044,000)	(116)%	17,553,000

TOTAL GROSS MARGIN	$19,833,000	72%	$(533,000)	(2)%	$20,366,000

For the year ended December 31, 2007, total PDT Drug and Device Product Margins were 73% versus 65% for the year ended December 31, 2006. The incremental margin was driven by positive margin gains on both the Kerastick® and BLU-U®.

Kerastick® gross margins for the year ended December 31, 2007 were 79%, versus 75% for the year ended December 31, 2006. The increase in margin was mainly attributable to an increase in our average unit selling price and lower overall manufacturing costs due to increased production volumes.

BLU-U® margins for the year ended December 31, 2007 were 16%, versus 15% for the year ended December 31, 2006. The increase in gross margin was a result of an increase in the average selling price per unit as well as the impact of a “one-time” sales promotion where we sold a limited number of earlier generation devices with zero cost basis.

Non-PDT Drug Product Margins reflect the gross margin generated by the products acquired as part of our March 10, 2006 merger with Sirius. Total margin for the year ended December 31, 2007 was 69% compared with (116%) for the period March 10, 2006 (date of acquisition) through December 31, 2006. In 2006, Non-PDT Drug Product Margins were negatively impacted by the recording of the inventory acquired in the Sirius merger at its fair value, in accordance with purchase accounting rules, and an impairment charge of $15.7 million, representing the remaining net book value of the intangible assets. Non-PDT margins in 2007 were negatively impacted by increased rebates primarily associated with our Nicomide® product, increased royalty costs as a result of having a full year of royalties associated with our ClindaReach® product, and general product mix.

Research and Development Costs — Research and development costs for 2007 were $5,977,000 as compared to $7,814,000 in 2006, which for 2006 included $1,600,000 related to in-process research and development acquired as part of the acquisition of Sirius.

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

Research and development expenses reflect the costs of our Phase IIb clinical trial for acne, which commenced in March 2007. The current Phase II trial was conducted at 14 sites and involved approximately 260 patients. In November 2004, we signed a clinical trial agreement with the NCI DCP for the treatment of oral cavity dysplasia. DUSA and the NCI DCP worked together to prepare the overall clinical development plan for Levulan® PDT in this indication, starting with Phase I/II trials. The NCI DCP used its resources to file its own investigational new drug application with the FDA, and approval to initiate the study was received. Our costs related to this study will be limited to providing Levulan®, leasing lasers and the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property.

Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2007 were $13,311,000 as compared to $12,645,000 for the year ended December 31, 2006. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $8,386,000 for the year ended December 31, 2007, compared to $8,672,000 in the year ended December 31, 2006. The decrease in this category was due to lower commissions earned in 2007 in comparison to 2006 due to lower performance against internal corporate goals. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $4,685,000 for the year ended December 31, 2007, compared to $3,603,000 for the year ended December 31, 2006. The increase in this category is due primarily to additional expenses related to the launch of ClindaReach®, and increased expenses related to reimbursement improvement initiatives.

General and Administrative Costs — General and administrative costs for the twelve months ended December 31, 2007 were $10,311,000 as compared to $11,196,000 for the year ended December 31, 2006. The decrease was mainly attributable to lower compensation in the form of bonuses for 2007, decreases in legal and share-based compensation expenses; offset partially by an increase in other professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which vary significantly from period to period particularly in light of our litigation strategy to protect our intellectual property.

Impairment of Goodwill — During the fourth quarter of 2007, we performed our annual test for goodwill impairment as required by SFAS 142. Based on the review, we recorded an impairment charge to goodwill of $6.8 million. The impairment charge was primarily related to our revised estimate of cash flows associated with the Sirius products and product pipeline.

Net gain from settlement of litigation — During the fourth quarter of 2007 we entered into a Settlement Agreement and Mutual Release with River’s Edge Pharmaceuticals, LLC. Under the terms of the Settlement Agreement, River’s Edge made a lump-sum settlement payment to DUSA in the amount of $425,000 for damages and paid to DUSA $25.00 for every bottle of NIC 750 above 5,000 bottles that was substituted for Nicomide® after September 30, 2007. The net gain from settlement of litigation is comprised of the following:

Proceeds from Settlement Agreement	$425,000
Less: cost of inventory transferred to River’s Edge	(95,000)
Plus: excess prescriptions filled	253,000

Net gain from settlement of litigation	$583,000

These payments under the Settlement Agreement ceased due to an amendment, effective as of July 3, 2008.

Gain on change in fair value of warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value. The decrease in value during the period from the transaction date October 29, 2007 to December 31, 2007 of $687,000, resulted in a non-cash gain. The decrease in fair value was due primarily to a decrease in our stock price from the transaction date to December 31, 2007.

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

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007, respectively:

	Quarterly Results for Year Ended December 31, 2008
	March 31	June 30	SEPT 30(1)	Dec 31

Product revenues	$7,929,500	$8,112,239	$5,726,071	$7,777,596
Gross margin	6,229,183	6,324,545	4,264,043	5,602,540
Net loss	(1,284,141)	(138,791)	(2,836,855)	(1,990,654)
Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.12)	$(0.08)

	Quarterly Results for Year Ended December 31, 2007
	March 31	June 30	Sept 30	DEC 31(2)

Product revenues	$6,676,840	$6,862,198	$5,784,194	$8,339,366
Gross margin	4,520,688	5,085,707	4,210,297	6,016,622
Net loss	(3,370,928)	(2,477,407)	(1,877,782)	(6,987,390)
Basic and diluted loss per common share	$(0.17)	$(0.13)	$(0.10)	$(0.31)

(1)	In the third quarter of 2008, we recorded an impairment charge to our goodwill balance of $1.5 million.

(2)	In the fourth quarter of 2007, we recorded an impairment charge to our goodwill balance of $6.8 million.

Liquidity and Capital Resources

At December 31, 2008, we had approximately $18,884,000 of total liquid assets, comprised of $3,881,000 of cash and cash equivalents and marketable securities available-for-sale totaling $15,003,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months based on our projections of revenues and spending over that timeframe. We have invested our funds in liquid investments, so that we will have ready access to these cash reserves, as needed, for the funding of development plans on a short-term and long-term basis. As of December 31, 2008, these securities had a weighted average yield of 3.77% and maturity dates ranging from January 2009 to January 2013. Our net cash used in operations in 2008 was $2,303,000 versus $4,986,000 for 2007. The year-over-year improvement is primarily attributable to growth in revenues and gross margins in our PDT operating segment. As of December 31, 2008, working capital (total current assets minus total current liabilities) was $20,278,000, as compared to $24,021,000 as of December 31, 2007. Total current assets decreased by $4.4 million during the 2008 due primarily to decreases in cash and cash equivalents, marketable securities and accounts receivable, offset by an increase in inventory. Total current liabilities decreased by $0.6 million during the same period due primarily to decreases in accounts payable and deferred revenue, offset by an increase in accrued compensation. In response to the instability in the global financial markets, we regularly review our marketable securities holdings, and have reduced or avoided investing in securities deemed to have increased risk. We do not hold any asset-backed or auction rate securities.

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

If our domestic PDT growth rate in 2008 continues in 2009, we expect to become cash flow positive and profitable on a quarterly basis sometime late in 2009. If we are unable to do so, we may have to reduce our headcount, reduce spending in other areas, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.

We agreed to pay additional consideration to the former shareholders of Sirius in future periods, based upon the attainment of pre-determined total cumulative sales milestones for the Sirius products over the period ending 50 months from the date of close. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments which may be paid in cash or DUSA shares, as DUSA may determine, are as follows:

Additional
Cumulative Sales Milestone:	Consideration:

$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

The first cumulative sales milestone at $25.0 million was achieved during the third quarter of 2008, and a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders during that period. The payment was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period.

We may seek to further expand or enhance our business by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2009, we are focusing primarily on increasing the sales of the Levulan® Kerastick®, the BLU-U® and ClindaReach®. DUSA has no off-balance sheet financing arrangements.

Contractual Obligations and Other Commercial Commitments

L. PERRIGO COMPANY

On October 25, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and have now launched the product, ClindaReach®. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.

MERGER WITH SIRIUS LABORATORIES, INC.

In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, ($1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. With the launch of ClindaReach®, one of the new Sirius products, we were obligated to make a cash payment of $500,000 to the former shareholders of Sirius. Also, as a consequence of the decision not to launch the product under development with Altana and pursuant to the terms of the merger agreement with Sirius, DUSA paid $250,000 on a pro rata basis to the former Sirius shareholders. Similarly, with the decision by DUSA in early 2008 not to develop a third product from a list of product candidates acquired as part of the merger, another $250,000 was paid on a pro rata basis to the former Sirius shareholders. The payments for ClindaReach® and the other two product decisions satisfy DUSA’s obligations for the $1,500,000 portion of the purchase price mentioned above. In the third quarter of 2008, the first of the pre-determined total cumulative sales milestones for Sirius products was achieved, and accordingly, we made a cash payment of $1,500,000 to the former Sirius shareholders in consideration of the milestone achievement.

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

For the years ended December 31, 2008, 2007 and 2006, actual royalties based on product sales were approximately $873,000, $620,000, and $522,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $82,000 as of December 31, 2008).

NATIONAL BIOLOGICAL CORPORATION AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT

On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, one of the manufacturers of our BLU-U® light source. This agreement provides for the elimination of certain exclusivity clauses, permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On December 23, 2008, we signed the Second Amendment to the Amended and Restated Purchase and Supply Agreement, which extends the Agreement until June 30, 2009, and gives us an option to extend for an additional two years subject only to agreement on price terms to be negotiated in good faith. The parties are actively engaged in discussions to extend the term of the agreement.

SOCHINAZ SA

Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. The agreement expires on December 31, 2009. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.

LEASE AGREEMENTS

We have entered into lease commitments for office space in Wilmington, Massachusetts, and Toronto, Ontario. These leases generally have five or ten year terms. The minimum lease payments disclosed below include the non-cancelable terms of the leases. In the fourth quarter of 2008, we vacated the Toronto, Ontario office and have listed the space with a real estate broker for potential sublease. We previously had a lease in Valhalla, New York, which expired on December 31, 2008 and was not renewed.

RESEARCH AGREEMENTS

We have entered into various agreements for research projects and clinical studies. As of December 31, 2008, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,532,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2008 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at December 31, 2008:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5

Operating lease obligations	$1,662,000	$449,000	$944,000	$269,000	$—
Purchase obligations (1, 2)	3,657,000	3,025,000	632,000	—	—
Minimum royalty obligations (3)	665,000	332,000	189,000	144,000	—

Total obligations	$5,984,000	$3,806,000	$1,765,000	$413,000	$—

1)	Research and development projects include various commitments including obligations related to clinical development.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.

Rent expense incurred under these operating leases was approximately $447,000, $476,000, and $477,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Recently Issued Accounting Guidance for Future Adoption

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends FASB Statement No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. SFAS 141(R) also requires that transaction costs in a business combination be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective on a prospective basis for our financial statements beginning on January 1, 2009. Accordingly, any future business combination we enter into would be subject to SFAS 141(R).

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 is effective for us beginning on January 1, 2009. EITF 07-1 is not expected to have a material effect on our consolidated financial statements.

In 2007, the FASB also issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. The adoption of this standard is not expected to have an effect on our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for periods beginning after November 15, 2008. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

As of December 31, 2008, the weighted average rate of return on our investments was 3.77%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2008, the fair market value of the portfolio would decline by $159,000. Declines in interest rates could, over time, reduce our interest income.

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

Other exchange rates that we are subject to, such as the Canadian dollar, are not material to our operations.

Forward-Looking Statements Safe Harbor

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to management’s statements regarding our strategies and core objectives for 2009, our expectations concerning the introduction of generic substitutes for Nicomide® and such products’ impact on sales of Nicomide®, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, the impact of compounding pharmacies, management’s beliefs regarding the unique nature of Levulan® and its use and potential use, expectations regarding the timing of results of clinical trials, future development of Levulan® and our other products and other potential indications, statements regarding the manufacture of Nicomide® in the future, beliefs concerning manufacture of the BLU-U®, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, our expectations regarding product launches in other countries, expectations regarding additional market expansion, expectations for commercialization of Levulan® Kerastick® in Asian countries, expectations regarding the marketing and distribution of Levulan® Kerastick® by Daewoong Pharmaceutical Co., Ltd. and Stiefel Laboratories, Inc., beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, statements of our intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, intentions to defend our patent estate, beliefs regarding the patent reexamination process, the impact of a third-party’s regulatory compliance and fulfillment of contractual obligations, and our anticipation that third parties will launch products upon receipt of regulatory approval, expectations of increases or decreases in the prices we charge for our products, our beliefs regarding the size of the market for our products and our product candidates, expectations of increases or decreases in cost of product sales, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments and economic conditions, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, including from Metvixia, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick® and BLU-U® units and of Nicomide®, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings or arbitration proceedings, dependence on key personnel, and beliefs concerning product liability insurance, the enforceability of our patents, the impact of generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, the adoption of our products, our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, the volatility of our stock price, the impact of our rights plan, the possibility that the holders of options and warrants will purchase our common stock by exercising these securities, timing and future development plans with respect to the NCI clinical trials, beliefs regarding legal strategies or regulatory authorities’ actions to stop compounding pharmacies, expectations of price and volume of Nicomide® as a DSHEA-labeled product, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, intention to sublease the Toronto offices, plans to re-launch Nicomide® under DSHEA compliant labeling, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding the BLU-U® evaluation program and purchases of our products resulting therefrom, expectations regarding our manufacturing facility, beliefs regarding our SOTR research and development program, beliefs regarding settlement discussions with Winston Laboratories, Inc. and possibilities regarding Nasdaq listing. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes In Internal Control Over Financial Reporting.  The Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections entitled “Nominees,” “Executive Officers who are not Directors,” “Compliance with Section 16(a) of the Exchange Act”, “Meetings and Committees of the Board”, and “Code of Ethics Applicable to Senior Officers” of the Registrant’s 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” Option Exercises and Stock Vested,” “NonQualified Deferred Compensation,” “Compensation Discussion and Analysis,” and “Board Compensation Committee Report” of Registrant’s 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” and “Equity Compensation Plan Information” of the Registrant’s 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board” of the Registrant’s 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section entitled “Ratification and Selection of Auditors” of the Registrant’s 2009 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	List of Financial Statements

B.	Exhibits filed as part of this Report

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and
2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference.

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;
3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and
3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.
4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;
4(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
4(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(d)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and
4(f)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.
10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b)	ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b.1)	Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(b.2)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(c)	Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +
10(d.1)	Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-2, No. 33-98030, and is incorporated herein by reference; +
10(d.2)	Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated March 20, 1997, filed as Exhibit 10(d.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(d.3)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008; +

10(e)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(f)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +
10(g)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +
10(h)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +
10(h.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +
10(h.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +
10(i)	Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.1)	Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of June 21, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;
10(j)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(j.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(j.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;
10(j.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(k)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(l)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(m)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(n)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference
10(o)	Securities Purchase Agreement dated as of February 27, 2004, by and among the Registrant and certain investors, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(p)	Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(q)	Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(r)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;
10(s)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(s.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008; +
10(t)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(t.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008; +
10(u)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(u.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(u.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008; +
10(v)	Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;
10(w)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(w.1)	Amendment to Employment Agreement of Richard Christopher dated as of April 10, 2008; +
10(x)	Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(x.1)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008; +
10(aa)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; and +
10(bb)	Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(cc)	Amendment and Extension of the Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(dd)	Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(ee)	Amendment and Extension of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.D to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(ff)	Second Amendment of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.E to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(gg)	Supply Agreement between Sirius Laboratories, Inc. and L. Perrigo Registrant dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.F to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(hh)	2006 Micanol License Agreement between Sirius Laboratories, Inc. and Winston Laboratories, Inc. effective as of January 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.G to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference; and
10(hh.1)	2006 Micanol Transition License Agreement, dated as of January 29, 2008, by and between Winston Laboratories, Inc. and Sirius Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2008, and is incorporated herein by reference;
10(ii)	Development, License and Supply Agreement between Sirius Laboratories, Inc. and Altana Inc. dated June 13, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and as filed as Exhibit 10.H to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference.
10(jj)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(jj.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008; +

10(kk)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;
10(ll)	Separation Agreement between the Registrant and Paul Sowyrda, dated as of August 31, 2006 filed as Exhibit 10(kk) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008; +
10(nn)	Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 4, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(mm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(nn.1)	First Amendment to Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 10, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(nn) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(oo)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrants’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference; +
10(pp)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(qq)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(rr)	Marketing, Distribution and Supply Agreement between the Registrant and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(aa) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference;
10(rr.1)	Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Registrant and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007, and is incorporated herein by reference;
10(ss)	Securities Purchase Agreement, dated October 29, 2007, by and among the Registrant and each of the selling shareholders named therein portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(tt)	Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference; and

10(uu)	License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference.
14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and
31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release.

+	Management contract or compensatory plan or arrangement.
*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2009

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,880,673	$4,713,619
Marketable securities, at fair value	15,002,830	18,311,650
Accrued interest receivable	155,728	97,243
Accounts receivable, net of allowance for doubtful accounts of $98,000 and $158,000 in 2008 and 2007, respectively	2,367,803	2,667,178
Inventory	2,812,825	2,672,105
Prepaid and other current assets	1,718,073	1,843,873

TOTAL CURRENT ASSETS	25,937,932	30,305,668
Restricted cash	173,844	170,510
Property, plant and equipment, net	1,937,978	2,142,658
Deferred charges and other assets	160,700	273,404

TOTAL ASSETS	$28,210,454	$32,892,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$305,734	$1,213,867
Accrued compensation	1,515,912	491,529
Other accrued expenses	3,226,571	3,322,642
Deferred revenue	611,602	1,256,494

TOTAL CURRENT LIABILITIES	5,659,819	6,284,532
Deferred revenues	4,157,305	2,918,850
Warrant liability	436,458	1,262,600
Other liabilities	244,673	319,736

TOTAL LIABILITIES	10,498,255	10,785,718

COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ EQUITY
Capital Stock Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,089,452 and 24,076,110 shares of common stock, no par, at December 31, 2008 and December 31, 2007, respectively	151,663,943	151,648,943
Additional paid-in capital	7,514,900	5,885,353
Accumulated deficit	(141,850,925)	(135,600,484)
Accumulated other comprehensive income	384,281	172,710

TOTAL SHAREHOLDERS’ EQUITY	17,712,199	22,106,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,210,454	$32,892,240

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

Product revenues	$29,545,406	$27,662,598	$25,582,986
Cost of product revenues
Cost of product revenues and royalties	7,125,095	7,829,284	10,369,957
Impairment of intangible assets	—	—	15,746,032

Total cost of product revenues	7,125,095	7,829,284	26,115,989

GROSS MARGIN	22,420,311	19,833,314	(533,003)
Operating costs
Research and development	6,643,207	5,976,728	6,213,851
In-process research and development	—	—	1,600,000
Marketing and sales	13,111,652	13,311,314	12,644,654
General and administrative	9,187,826	10,311,290	11,195,726
Impairment of goodwill	1,500,000	6,772,505	—
Net gain from settlement of litigation	(282,775)	(582,866)	—

TOTAL OPERATING COSTS	30,159,910	35,788,971	31,654,231

LOSS FROM OPERATIONS	(7,739,599)	(15,955,657)	(32,187,234)
Gain on change in fair value of warrants	826,142	687,300	—
Other income, net	663,016	554,850	837,727

NET LOSS	$(6,250,441)	$(14,713,507)	$(31,349,507)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.73)	$(1.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,079,414	20,292,729	19,006,609

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accum. Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, January 1, 2006	17,041,197	$125,626,163	$2,035,783	$(89,537,470)	$(95,748)	$38,028,728
Comprehensive loss:
Net loss				(31,349,507)		(31,349,507)
Net unrealized gain on marketable securities available-for-sale					36,375	36,375

Total comprehensive loss						(31,313,132)
Issuance of common stock upon acquisition of Sirius Laboratories, Inc.	2,396,245	17,203,449				17,203,449
Share-based compensation expense			2,284,842			2,284,842
Exercises of options	42,625	129,686				129,686

Balance, December 31, 2006	19,480,067	$142,959,298	$4,320,625	$(120,886,977)	$(59,373)	$26,333,573
Comprehensive loss:
Net loss				(14,713,507)		(14,713,507)
Net unrealized gain on marketable securities available-for-sale					232,083	232,083

Total comprehensive loss						(14,481,424)
Adjustment to equity issuance costs for the acquisition of Sirius Laboratories, Inc.		250,590				250,590
Share-based compensation expense			1,564,728			1,564,728
Exercises of options	15,000	40,651				40,651
Issuance of common stock in private placement, net of issuance costs and fair value of warrants at issuance	4,581,043	8,398,404				8,398,404

Balance, December 31, 2007	24,076,110	$151,648,943	$5,885,353	$(135,600,484)	$172,710	$22,106,522
Comprehensive loss:
Net loss				(6,250,441)		(6,250,441)
Net unrealized gain on marketable securities available-for-sale					211,571	211,571

Total comprehensive loss						(6,038,870)
Share-based compensation expense			1,640,547			1,640,547
Exercises of options	2,500	4,000				4,000
Vesting of common stock grants	11,000	11,000	(11,000)
Retirement of shares from liability escrow account	(158)

Balance, December 31, 2008	24,089,452	$151,663,943	$7,514,900	$(141,850,925)	$384,281	$17,712,199

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,250,441)	$(14,713,507)	$(31,349,507)
Adjustments to reconcile net loss to net cash used in operating activities:
(Accretion) amortization of premiums and discounts on marketable securities, available-for-sale	(114,995)	(199,164)	35,167
Realized loss (gain) on sale of marketable securities, available-for-sale	50,338	14,617	(14,015)
Share-based compensation	1,640,547	1,564,728	2,284,842
In-process research and development charge	—	—	1,600,000
Depreciation and amortization	570,098	671,387	3,908,532
Gain on change in fair value of warrants	(826,142)	(687,300)
Deferred revenues recognized	(1,064,362)	(1,576,091)	(43,913)
Impairment of intangible assets	—	—	15,746,032
Impairment of goodwill	1,500,000	6,772,505	—
Changes in other assets and liabilities impacting cash flows from operations:
Accrued interest receivable	(58,485)	61,131	195,076
Accounts receivable	299,375	(606,613)	24,732
Inventory	(140,720)	(328,633)	(263,857)
Prepaid and other current assets	125,800	(308,054)	(802,000)
Deferred charges and other assets	112,704	671,316	(781,148)
Accounts payable	(908,133)	564,344	(888,001)
Accrued compensation and other accrued expenses	1,178,312	(1,701,599)	620,779
Deferred revenues	1,657,925	4,701,080	999,985
Other liabilities	(75,064)	113,735	431

NET CASH USED IN OPERATING ACTIVITIES	(2,303,243)	(4,986,118)	(8,726,865)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received	—	—	(7,767,006)
Cash paid for contingent consideration	(1,750,000)	(750,000)	—
Purchases of marketable securities	(27,093,757)	(23,740,590)	(9,619,879)
Proceeds from maturities and sales of marketable securities	30,678,809	20,788,766	25,271,393
Restricted cash	(3,334)	(7,705)	(18,264)
Purchases of property, plant and equipment	(365,421)	(246,760)	(212,669)

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	1,466,297	(3,956,289)	7,653,575
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock in private placement, net of costs	—	10,348,304	—
Proceeds from exercise of options	4,000	40,651	129,686

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	10,388,955	129,686

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(832,946)	1,446,548	(943,604)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,713,619	$3,267,071	$4,210,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,880,673	$4,713,619	$3,267,071

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)	NATURE OF BUSINESS

DUSA Pharmaceuticals, Inc. (“DUSA” or the “Company”) is a vertically-integrated dermatology company that is developing and marketing Levulan® photodynamic therapy (“PDT”) and other products for common skin conditions. The Company’s marketed products include among others Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, and certain products acquired in the March 10, 2006 merger with Sirius Laboratories, Inc.

The Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U® brand light source were launched in the United States of America (“U.S.”) in September 2000 for the treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp under a former dermatology collaboration. AKs are precancerous skin lesions caused by chronic sun exposure that can develop over time into a form of skin cancer called squamous cell carcinoma. In addition, in September 2003, the Company received clearance from the U.S. Food and Drug Administration, (“FDA”), to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

Sirius Laboratories, Inc. (“Sirius”), a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment acne vulgaris and rosacea. Nicomide®, its key product, is a vitamin mineral product which is prescribed by dermatologists. The Company stopped the sale and distribution of Nicomide® as a prescription product in June 2008 following a series of discussions and communications with the FDA. On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement to license its patent covering Nicomide® to River’s Edge Pharmaceuticals, LLC, (“River’s Edge”), and an amendment to our Settlement Agreement with River’s Edge, which we entered into in October 2007 to settle certain patent litigation. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. ClindaReach® was in development prior to the merger and the Company successfully launched the product in March 2007.

The Company operates in two segments, Photodynamic Therapy (“PDT”) Drug and Device Products and Non-Photodynamic Therapy (“Non-PDT”) Drug Products. The Company’s Levulan® Kerastick® and BLU-U® products comprise its PDT segment, while Nicomide®, ClindaReach® and the other products acquired in the acquisition of Sirius comprise its Non-PDT segment.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DUSA Pharmaceuticals New York, Inc. and Sirius Laboratories, Inc. All intercompany balances and transactions have been eliminated in consolidation.

b) Basis of Presentation and Use of Estimates — These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Cash and Cash Equivalents — Cash equivalents include short-term highly liquid money market funds. All other investments are classified as marketable securities. The Company maintained cash of $174,000 and $171,000 at December 31, 2008 and 2007, respectively, in a separate bank account in support of a letter of credit of $167,000 that was issued in lieu of a security deposit on the lease for its manufacturing facility in Wilmington, Massachusetts. The cash is presented in restricted cash as a non-current asset in the Consolidated Balance Sheets.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d) Marketable Securities — The Company records marketable securities at fair value as available-for-sale with unrealized holding gains (losses) recorded in accumulated other comprehensive income (loss). The Company records other-than-temporary impairment charges for investments that are in an unrealized loss position at the end of the period since the Company’s portfolio is managed by a third-party investment advisor that has discretionary authority to sell the investments. The other-than-temporary impairment charge was $78,000, $16,000, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in other income in the accompanying Consolidated Statements of Operations. The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. As the Company’s marketable securities are available to fund operations and as management expects to sell a portion of its marketable securities in the next fiscal year in order to meet its working capital requirements, all marketable securities are classified as current assets.

e) Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory identified for research and development activities is expensed in the period in which such inventory is designated for such use. BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory in the accompanying Consolidated Balance Sheets and amortized over a three year period or until sold to the physician’s office evidenced by the fact that all revenue recognition criteria have been met. Inventories are continually reviewed for slow moving, obsolete and excess items. Sales projections are used to estimate the appropriate level of inventory reserves, if any, that are necessary at each balance sheet date.

f) Property, Plant and Equipment — Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated lives of the related assets. Leasehold improvements are amortized over the lesser of their useful lives or the lease terms.

g) Valuation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. There have been no impairment charges recorded for long-lived assets in the Consolidated Statements of Operations.

h) Goodwill and Other Intangible Assets — Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company has adopted December 1st as the date of the annual impairment test for goodwill. At December 31, 2008, the Company has no goodwill or intangible assets.

i) Revenue Recognition and Provisions for Estimated Reductions to Gross Revenues — The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accounting for revenue transactions relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

For revenues associated with contractual agreements with multiple deliverables, the Company applies the revenue recognition criteria outlined in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”) and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , (“EITF 00-21”). Accordingly, revenues from contractual agreements are recognized based on the performance requirements of those agreements. As prescribed by EITF 00-21, the Company analyzes each contract in order to separate each deliverable into

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate units of accounting, if applicable, and then recognizes revenue for those separated units at their fair values as earned in accordance with the SAB Topic 13 or other applicable revenue recognition guidance.

PHOTODYNAMIC THERAPY (PDT) DRUG AND DEVICE PRODUCTS

Revenues on the Levulan® Kerastick® and BLU-U® product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is probable. Product sales made through distributors, historically, have been recorded as deferred revenue until the product was sold by the distributors to the end users because the Company did not have sufficient history with its distributors to be able to reliably estimate returns. Beginning in the first quarter of 2006, the Company began recognizing revenue as product is sold to distributors because it believes it had sufficient history to reliably estimate returns from distributors beginning January 1, 2006. This change in estimate was not material to the Company’s revenues or results of operations. We offer programs that allow physicians access to our BLU-U® device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met.

The Company has entered into exclusive marketing, distribution and supply agreements with distributors in Latin America and Korea that contain multiple deliverables. Revenues on Levulan® Kerastick® product sales made under these agreements are recorded in accordance with EITF 00-21 as described below.

Stiefel Laboratories Agreement.  In January 2006, as amended in September 2007, the Company entered into an exclusive marketing, distribution and supply agreement (the “Stiefel Agreement”) with Stiefel Laboratories, Inc. (“Stiefel”) for Levulan® PDT in Latin America (see Note 11). Under the Stiefel Agreement, Stiefel is required to purchase Levulan® Kerastick® from the Company and make up front, milestone and royalty payments. Stiefel may cancel the Stiefel Agreement if there is a breach of contract, if either party files for bankruptcy, if its sales during any year are less than its minimum purchase obligations, or, as to Brazil only, if acceptable pricing approval, as defined in the Agreement, is not obtained. No upfront or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications. The Company is obligated under the Stiefel Agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. The Stiefel Agreement establishes a fixed supply price per unit, as well as a royalty based on a percentage of the net sales price to end-users. Under EITF 00-21 the deliverables under the Stiefel Agreement are treated as a single unit of accounting. The Company determines attribution methods for each of the separate payment streams. Revenues from unit sales of Levulan® Kerastick® are recognized based on end-user demand as the Company does not have sufficient data to determine product acceptance in the marketplace and therefore does not have the ability to estimate product returns. Royalty revenues are recorded each quarter based on Stiefel’s reported net sales for that quarter and are included in product revenues.

The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract year ended in October 2008 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay us the difference between its actual purchases and the contractual minimums (a “gross up” payment). If Stiefel fails to make the gross up payment, our remedies include, without limitation, appointing one or more distributors in the territory or terminating the agreement. Stiefel did not make the gross up payment within the contractual time period, and the parties are presently discussing actions to be taken, if any, due to the first year shortfall. Also, since Stiefel’s sales to third parties during the contract year ended October 2008 were below its minimum purchase obligations, Stiefel has the unilateral right to cancel the contract.

The non-refundable up-front payments are being recognized into revenues on a straight-line basis commencing upon the first product shipments in a country over the remaining contractual term of the Stiefel

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, which is 10 years. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of December 31, 2008 and 2007, in accordance with the Company’s policy of deferring revenues on new product launches, the Company has deferred revenues of $389,000 and $206,000, respectively, related to product shipments of Levulan® Kerastick® into Latin America that have not yet been sold through to end user customers. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Stiefel were $621,000 and $345,000, respectively.

Daewoong Agreement.  On January 4, 2007, the Company entered into an exclusive marketing, distribution and supply agreement (the “Daewoong Agreement”) with Daewoong Pharmaceuticals (“Daewoong”) for Levulan (R) PDT in Korea (see Note 12). Under the Daewoong Agreement, Daewoong is required to purchase Levulan® Kerastick® from the Company and make up-front and milestone payments. Daewoong may cancel the Daewoong Agreement only if there is a breach of contract or if either party files for bankruptcy. Under the terms of the agreement, Daewoong will make up to $3,500,000 in milestone payments to DUSA, $1,000,000 of which was paid upon contract execution during the first quarter of 2007 and another $1,000,000 of which was paid during the fourth quarter of 2007 upon achieving regulatory approval in Korea. The milestone payments are non-refundable. Product shipments are subject to return and refund only if the product does not comply with technical specifications. The Company is obligated under the Daewoong Agreement to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. The Daewoong Agreement establishes a fixed supply price per unit, as well as an Excess Purchase Price component if the Average Selling Price to end-users exceeds a certain threshold. Under EITF 00-21 the deliverables under the Agreement are treated as a single unit of accounting. The Company determines attribution methods for each of the separate payment streams. Revenues from unit sales of Levulan® Kerastick® are recognized based on end-user demand as the Company does not have sufficient data to determine product acceptance in the marketplace and therefore does not have the ability to estimate product returns. Excess purchase price revenues are recorded each quarter based on Daewoong’s reported net sales for that quarter and are included in product revenues. The Daewoong Agreement also establishes minimum purchase quantities over the first five years following regulatory approval in Korea.

The non-refundable up-front payments are recognized into revenues on a straight-line basis commencing upon the first product shipment in the territory over the remaining contractual term of the Agreement, which is 10 years. Milestone payments based on cumulative units shipped into a country will initially be deferred and then recognized on a straight-line basis over the then remaining contractual term, with a cumulative catch-up based on the number of years into the contract such milestone is attained. As of December 31, 2008 and 2007, in accordance with the Company’s policy of deferring revenues on new product launches, the Company has deferred revenues of $1,144,000 and $762,000, respectively, related to product shipments of Levulan® Kerastick® into Korea that have not yet been sold through to end user customers. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Daewoong are $1,643,000 and $1,848,000, respectively.

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

Photocure is obligated to pay the Company royalties on sales of its ester products to the extent they are covered by its patents in the U.S. and certain other territories. As part of the agreement, PhotoCure paid the Company a prepaid royalty in the amount of $1.0 million in 2006. Revenues recognized pursuant to the

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Photocure Agreement have not been material to date. The balance of the prepaid royalty under the Photocure Agreement is included in deferred revenues in the accompanying Consolidated Balance Sheets.

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

SALES RETURNS — The Company accounts for sales returns in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales and related returns and incorporating other factors that could impact sales returns in the future. These other factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The Company’s policy is to accept returns when product is within six months of expiration. The Company considers all of these factors and adjusts the accrual periodically to reflect actual experience.

CHARGEBACKS, REBATES AND DISCOUNTS — Chargebacks typically occur when suppliers enter into contractual pricing arrangements with end-user customers, including certain federally mandated programs, who then purchase from wholesalers at prices below what the supplier charges the wholesaler. Since the Company only offers discounts to end-user customers under federally mandated programs, chargebacks have not been significant to the Company. The Company’s rebate programs can generally be categorized into the following two types: Medicaid rebates and consumer rebates. Medicaid rebates are amounts owed based on legal requirements with public sector benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Consumer rebates are amounts owed as a result of mail-in coupons that are distributed by health care providers to consumers at the time a prescription is written.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in the Company’s valuation accounts are as follows:

		For the Year Ended December 31, 2008:
		Provision		Actual
		Related to	Provision	Returns
	Balance	Sales Made	for Sales	or Credits	Balance
	at	in the	Made in	in the	at
	January 1,	current	Prior	Current	December 31,
	2008	period	Periods	Period	2008

Accrued Expenses:
Returns and allowances	$546,000	$916,000	$—	$(962,000)	$500,000
Chargebacks and rebates	$200,000	$408,000	$—	$(578,000)	$30,000

		For the Year Ended December 31, 2007:
		Provision		Actual
		Related to	Provision	Returns
	Balance	Sales Made	for Sales	or Credits	Balance
	at	in the	Made in	in the	at
	January 1,	Current	Prior	Current	December 31,
	2007	Period	Periods	Period	2007

Accrued Expenses:
Returns and allowances	$632,000	$708,000	$—	$(794,000)	$546,000
Chargebacks and rebates	$26,000	$675,000	$—	$(501,000)	$200,000

j) Warranty costs — The Company accrues for estimated future warranty costs on its BLU-U® sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. Warranty costs, which are included in cost of product revenues, were $89,000, $73,000 and $61,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

k) Research and Development Costs — Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as incurred. Purchased technology, including the costs of licensed technology for a particular research project that do not have alternative future uses, is expensed as incurred.

l) Marketing and Sales Costs — Costs included in marketing and sales consist mainly of overhead expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, as well as costs related to trade shows costs, miscellaneous marketing and outside consultants. All such costs are expensed as incurred.

m) Income Taxes — The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences for events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which these differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008 and 2007 the total amount of unrecognized tax benefits was $1,483,000 and $1,739,000, respectively, all of which, if

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

n) Basic and Diluted Net Loss Per Common Share — Basic net loss per common share is based upon the weighted average number of common shares outstanding during each period. Stock options, unvested common stock grants and warrants are not included in the computation of the weighted average number of common shares outstanding for dilutive net loss per common share during each of the periods presented in the Consolidated Statements of Operations, as the effect would be antidilutive. For the years ended December 31, 2008, 2007, and 2006, stock options, unvested common stock grants, warrants and rights totaling approximately 4,497,000, 4,250,000, and 3,031,000 shares, respectively, have been excluded from the computation of diluted net loss per share. The 2,396,087 shares issued in the Sirius acquisition are included in the weighted average number of shares outstanding from the date of issuance, March 10, 2006.

o) Share-Based Compensation — The Company measures all employee share-based compensation awards using a fair value based method and records share-based compensation expense in its financial statements over the vesting period of the award.

p) Comprehensive Loss — The Company has reported accumulated comprehensive loss and its components as part of its Consolidated Statements of Shareholders’ Equity. Comprehensive loss, apart from net loss, relates to net unrealized gains and losses on marketable securities.

q) Segment Reporting — The Company has two reportable segments, Photodynamic Therapy (PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Drug Products. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The Company does not allocate research and development, selling and marketing and general and administrative expenses or long-lived assets to its reportable segments, because these activities are managed at a corporate level.

r) Fair Value Measurements — Effective January 1, 2008, the Company implemented FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 did not have an impact on the Company’s financial results. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include corporate debt and government-backed securities.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Level 2

Assets:
United States government-backed securities	$12,313,000
Corporate debt securities	2,690,000

Total assets	$15,003,000

Level 3

Liabilities:
Warrant liability	$436,000

Total liabilities	$436,000

Changes in Level 3 Recurring Fair Value Measurements:

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2008 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2008
						Change in
						Unrealized Gains
						Related to
			Purchases,			Financial
			Sales,	Transfers		Instruments
	Fair Value at	Total	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Unrealized	Settlements,	Out of	December 31,	December 31,
	2007	Gains	net	Level 3	2008	2008

Warrant Liability	$1,263,000	$826,000	$—	$—	$436,000	$826,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s) Concentrations — The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for 2008, 2007, and 2006, and accounts receivable as of December 31, 2008 and December 31, 2007 were as follows:

	% of Revenue for Year Ended			% of Accounts Receivable as of
	December 31,			December 31,
	2008	2007	2006	2008	2007

Customer A	2%	4%	5%	11%	5%
Customer B	7%	11%	12%	—%	10%
Customer C	6%	15%	18%	—%	12%
Customer D	3%	6%	7%	—%	7%
Customer E	3%	2%	—%	1%	26%
Customer F	2%	—%	—%	9%	—%
Other customers	77%	62%	58%	79%	40%

Total	100%	100%	100%	100%	100%

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

t) Derivative Financial Instruments — The Company has issued common stock warrants in connection with the October 2007 private placement (See Note 10). The warrants are accounted for as derivative liabilities at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The warrants do not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified as a component of stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the Consolidated Statements of Operations under the caption “Gain on change in fair value of warrants.”

The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, remaining contractual life and the risk-free interest rate.

In connection with the October 2007 private placement, the Company filed a registration statement with the SEC, which was declared effective by the SEC on January 24, 2008, for the registration of the total number of shares sold to the investors and shares issuable upon the exercise of warrants. The Company is required under the agreement to use commercially reasonable efforts to cause the registration to remain continuously effective until such time when all of the registered shares are sold. In the event the Company fails to meet the requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 12%. The Company follows EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under FASB Statement No. 5, Accounting for Contingencies. If the Company determines a payment under this registration rights arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2008, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liability as of December 31, 2008.

u) Recently Issued Accounting Pronouncements for Future Adoption — In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends FASB Statement No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. SFAS 141(R) also requires that transaction costs in a business combination be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective on a prospective basis for the Company’s financial statements beginning on January 1, 2009. Accordingly, any future business combination the Company enters into would be subject to SFAS 141(R).

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 is effective for the Company beginning on January 1, 2009. EITF 07-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for periods beginning after November 15, 2008. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

3)	BUSINESS ACQUISITION

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc (“Sirius”). The Company agreed to pay additional consideration in future periods to the former Sirius shareholders based upon the achievement of total cumulative sales milestones for the Sirius products over the period ending 50 months from the date of close. The first cumulative sales milestone was achieved during

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, and accordingly a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders during the period. The payment made during 2008 was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period as described below.

If the remaining sales milestones are attained, they will be paid in either common stock or cash, at the Company’s sole discretion. The remaining cumulative sales milestones and related consideration are, as follows:

Additional
Cumulative Sales Milestone:	Consideration:

$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

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

In performing the first step of the goodwill impairment test, management determined there was an indicator of impairment in the Non-PDT goodwill because the carrying value of the reporting unit exceeded its estimated fair value. In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the Non-PDT reporting unit determined in step one of the impairment test, to the assets and liabilities as if a new acquisition were being accounted for in accordance with SFAS 141. Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Since the fair value of the Non-PDT reporting unit was derived from projected revenues associated solely with developed technologies, which were identified as intangible assets in the original purchase accounting allocation and subsequently written down to zero in 2006, the fair value of the reporting unit was hypothetically all allocated to developed technologies, with no remaining value to assign to goodwill. The result was a write-down of $1.5 million paid to the former Sirius shareholders during the year ended December 31, 2008 which was initially recorded as goodwill.

During the fourth quarter of 2007, we performed our annual test for goodwill impairment as required by FASB Statement No. 142, Goodwill and Other Intangible Assets. Based on that review, we recorded an impairment charge to goodwill of $6.8 million in 2007. The impairment charge was primarily driven by our revised estimate of cash flows associated with the Sirius products and product pipeline. Decisions related to

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the product pipeline were based on a number of factors, most importantly, DUSA’s development partner’s, Altana, Inc.’s, receipt of a non-approvable letter from the FDA with respect to its ANDA supplement covering one of the potential products we acquired from Sirius.

In 2006, we reviewed the valuation of our intangible assets and goodwill associated with Nicomide® for impairment as a result of a decision by the U.S. district court to dissolve a preliminary injunction that had previously enjoined a competitor from manufacturing and selling a generic and recorded a write down of $15.7 million in 2006, representing the remaining net asset value of the intangible assets as of December 31, 2006.

4)	MARKETABLE SECURITIES

The Company’s investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds. The Company has historically classified all investment securities as available-for-sale and recorded such investments at fair market value. Since the Company’s investments are managed by a third-party investment advisor pursuant to a discretionary arrangement, for securities with unrealized losses during 2008 and 2007, which totaled $78,000 and $16,000, respectively, an other-than-temporary impairment was considered to have occurred and the cost basis of such securities were written down to their fair values with the amount of the write-down included in earnings as realized losses, which are included in other income in the accompanying Consolidated Statements of Operations. As of December 31, 2008, current yields range from 1.63% to 6.47% and maturity dates ranged from January 2009 to January 2013. The estimated fair value and cost of marketable securities at December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

United States government-backed securities	$11,956,000	$357,000	$—	$12,313,000
Corporate debt securities	2,662,000	28,000	—	2,690,000

Total marketable securities available-for-sale	$14,618,000	$385,000	$—	$15,003,000

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

United States government-backed securities	$16,429,000	$163,000	$—	$16,592,000
Corporate debt securities	1,710,000	10,000	—	1,720,000

Total marketable securities available-for-sale	$18,139,000	$173,000	$—	$18,312,000

The change in net unrealized gains and losses on such securities for the years ended December 31, 2008, 2007 and 2006 was $212,000, $232,000, and $36,000, respectively, and has been recorded in accumulated other comprehensive income (loss), which is reported as part of shareholders’ equity in the Consolidated Balance Sheets. Realized (losses) gains on sales of marketable securities were $(50,000), $(15,000) and $14,000 in 2008, 2007 and 2006, respectively.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  INVENTORY

Inventory consisted of the following at December 31:

	2008	2007

Finished goods	$1,348,000	$1,625,000
BLU-U® evaluation units	166,000	131,000
Work in process	698,000	409,000
Raw materials	601,000	507,000

	$2,813,000	$2,672,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31:

	Useful Life	2008	2007
	(In years)

Computer equipment and software	3	$2,815,000	$2,698,000
Furniture, fixtures and equipment	5	1,154,000	959,000
Manufacturing facility	Term of lease	2,204,000	2,204,000
Manufacturing equipment	5	2,332,000	2,283,000
	Lesser of useful life or term of lease
Leasehold improvements		845,000	845,000

		9,350,000	8,989,000
Accumulated depreciation and amortization		(7,412,000)	(6,846,000)

		$1,938,000	$2,143,000

Depreciation and amortization related to property, plant and equipment was $570,000, $671,000, and $722,000 for 2008, 2007, and 2006, respectively.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7)	OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at December 31:

	2008	2007

Research and development costs	$190,000	$293,000
Marketing and sales costs	191,000	334,000
Reserve for sales returns and allowances	500,000	546,000
Reserve for chargebacks and rebates	30,000	200,000
Other product related costs	824,000	873,000
Legal and other professional fees	467,000	484,000
Employee benefits	278,000	236,000
Accrued FDA fees	589,000	—
Other expenses	158,000	357,000

	$3,227,000	$3,323,000

8)	INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31:

	2008	2007

DEFERRED TAX ASSETS
Current
Reserves	$230,000	$349,000
Accrued Charges	356,000	219,000

Total current deferred tax assets	586,000	568,000
Non-current
Operating loss carryforwards	32,176,000	32,023,000
Capitalized R&D	8,224,000	8,138,000
Research and development tax credit carryforwards	1,582,000	1,483,000
Deferred revenue	1,221,000	379,000
Intangible assets	226,000	264,000
Accrued charges	263,000	207,000
Stock-based compensation	1,753,000	1,202,000
Fixed assets	773,000	617,000

Total noncurrent deferred tax assets	46,218,000	44,313,000

Net deferred tax assets before allowance	46,804,000	44,881,000

Valuation allowance	(46,804,000)	(44,881,000)

Total	$—	$—

During the years ended December 31, 2008, 2007, and 2006, the valuation allowance was increased by approximately $1,923,000, $861,000, and $4,582,000, respectively, due to the uncertainty of future realization of the net deferred tax assets which were increasing. The current year increase in the valuation allowance of $1,923,000 is primarily comprised of an increase due to the current year change in temporary differences of

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,671,000, an increase in R&D credit carryforwards of $99,000 and an increase in the net operating loss carryforwards $153,000.

Future releases of valuation allowances related to stock option deductions in the amount of $2,166,000 will be credited to additional paid-in-capital.

As of December 31, 2008, the Company has Federal net operating loss carryforwards for tax purposes of approximately $89,696,000 and research and development tax credits of approximately $1,493,000, both of which, if not utilized, will expire on various dates through 2028 as follows:

		Research and
	Operating Loss	Development Tax
	Carryforwards	Credits

2010	$2,325,000	$—
2011	6,638,000	—
2012	6,841,000	—
2013	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	5,738,000	—
2019	—	—
2020	—	110,000
2021	3,143,000	288,000
2022	16,018,000	308,000
2023	12,872,000	147,000
2024	10,498,000	195,000
2025	13,425,000	182,000
2026	5,923,000	164,000
2027	5,321,000	25,000
2028	954,000	74,000

	$89,696,000	$1,493,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the effective tax rate and the statutory Federal rate is as follows:

	2008	%	2007	%	2006	%

Income tax benefit at statutory rate	$(2,125,000)	(34.0)	$(5,003,000)	(34.0)	$(10,659,000)	(34.0)
State taxes	(113,000)	(1.8)	59,000	0.4	(1,632,000)	(5.2)
Tax credit carryforwards	(73,000)	(1.2)	—	—	(141,000)	(0.5)
Charges for in-process research and development	—	—	—	—	627,000	2.0
Goodwill impairment	510,000	8.2	2,303,000	15.6	—	—
Warrant valuation adjustment	(281,000)	(4.5)	(234,000)	(1.6)	—	—
Change in valuation allowance including revisions of prior year estimates	1,923,000	30.8	2,831,000	19.2	11,747,000	37.5
Other	159,000	2.5	44,000	0.4	58,000	0.2

Effective tax rate	$—	—	$—	—	$—	—

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An Interpretation of FASB No. 109 (“FIN 48”)

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008 and 2007, the Company’s total amount of unrecognized tax benefits was $1,483,000 and $1,739,000, respectively, which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The change in unrecognized tax benefits for the 12 months ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance at January 1,	$1,739,000	$1,803,000
Decrease for tax positions related to prior years	(190,000)	—
Reductions for expiration of statue of limitations	(66,000)	(64,000)

Balance at December 31,	$1,483,000	$1,739,000

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. The Company does not expect substantial changes in its unrecognized tax benefits or positions over the next 12 months.

Tax years ended December 31, 2005, 2006, 2007 and 2008 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, the years in which such losses originated may also be subject to review by relevant taxing authorities if utilized.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that no Federal or state net operating loss carryforwards are limited and unavailable to offset future taxable income, resulting in no reduction of the related deferred tax asset and

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance as of December 31, 2008. As of December 31, 2007, the same analysis resulted in approximately $4,100,000 of state net operating loss carryforwards being considered limited and unavailable to offset future taxable income resulting in a reduction of the related deferred tax asset account and valuation allowance of approximately $187,000 at December 31, 2007.

9)	SHAREHOLDERS’ EQUITY

Common Stock Issuances — On October 29, 2007, the Company entered into a securities purchase agreement, common stock purchase warrants, and a registration rights agreement with certain accredited investors for the private placement of 4,581,043 shares of the Company’s common stock at a purchase price of $2.40 per share which resulted in gross proceeds of $11,000,000. The Company also issued warrants to purchase an additional 1,145,259 shares of common stock (see Note 10). The shares that were issued and the shares underlying the warrants were registered with the Securities and Exchange Commission on a Form S-3 registration statement, which became effective on January 24, 2008. The Company paid the placement agent its fee, including expenses, of $695,000 for its services in connection with the transaction.

On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius in exchange for cash and 2,396,087 shares of DUSA common stock.

In the fourth quarter of 2008, 11,000 shares of unvested common stock grants vested upon the departure of the Company’s former Chief Strategic Officer and Chairman of its Board of Directors.

10)	STOCK OPTIONS AND WARRANTS

Stock Warrants

On October 29, 2007, the Company sold, through a private placement, 4,581,043 shares of our common stock and warrants to purchase 1,145,259 shares of common stock with an exercise price of $2.85. The warrants have a 5.5 year term and became exercisable on April 30, 2008. As described in Note 2, the warrants are recorded as a derivative liability at fair value. Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. At December 31, 2008 and 2007, the aggregate fair value of these warrants was $437,000 and $1,263,000, respectively, resulting in non-cash gains of $826,000 and $687,000 in 2008 and 2007, respectively. Assumptions used for the Black-Scholes option-pricing models as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Expected volatility	75.0%	67.3%
Remaining contractual term (years)	4.33	5.33
Risk-free interest rate	1.55%	3.45%
Expected dividend yield	0%	0%
Common stock price	$1.05	$2.07

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the extension of the warrants. The fair value of the warrants was estimated on the date of the amendment using a Black-Scholes valuation model.

Share-based Awards

Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company may grant stock-based awards in amounts not to exceed the lesser of: (i) 20% of the total number of shares of the Company’s common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 4,815,690 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 300,000.

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

The 2006 Plan replaced the Company’s 1996 Omnibus Plan (the “1996 Plan”), which expired on June 6, 2006. A summary of stock option activity in both the 1996 Plan and the 2006 Plan, for 2008 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value

Outstanding, beginning of year	2,855,125	$10.76
Options granted	312,000	$2.16
Options forfeited	(19,687)	$5.27
Options expired	(133,875)	$10.79
Options exercised	(2,500)	$1.60

Outstanding, end of year	3,011,063	$9.91	3.90	$0.00

Exercisable, end of year	2,385,689	$11.34	3.31	$0.00

Options vested and expected to vest, end of year	2,958,716	$10.04	3.86	$0.00

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options outstanding at December 31, 2008 follows:

		Weighted	Weighted		Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2008	Contractual Life	Price	2008	Price

$1.08-$3.00	608,500	5.13	$2.30	355,500	$2.39
$3.08-$6.75	765,125	4.66	$4.63	486,625	$4.70
$6.90-$9.92	721,250	3.42	$9.02	695,000	$9.10
$10.00-27.31	624,188	3.59	$14.98	556,564	$15.35
$31.00	292,000	1.17	$31.00	292,000	$31.00

	3,011,063	3.90	$9.91	2,385,689	$11.34

The total intrinsic value for stock options exercised in 2008, 2007 and 2006 was approximately $1,000, $31,000 and $100,000, respectively. At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options and granted prior to that date was $1,219,000, which is expected to be recognized over a weighted average period of 2.3 years.

The amount of cash received from the exercise of stock options in 2008, 2007 and 2006 was approximately $4,000, $41,000 and $130,000, respectively, and the related tax benefit was approximately $1,000, $31,000 and $69,000 in 2008, 2007 and 2006, respectively.

During the second quarter of 2008, the Company issued 102,000 unvested shares of common stock to its officers. The unvested shares of common stock vest over 4 years at a rate of 25% per year. The fair value on the date of grant was $2.20 per share. In the fourth quarter of 2008, upon the departure of one of the Company’s officers, 11,000 of the shares vested and are included in issued and outstanding shares on the accompanying Consolidated Balance Sheets at December 31, 2008. At December 31, 2008 the total amount of unrecognized compensation expense related to grants of unvested common stock was $157,000, which will be recognized over a period of 3.5 years.

SHARE-BASED COMPENSATION INFORMATION UNDER SFAS 123(R)

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $1.41, $1.97 and $4.61 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31,
	2008	2007	2006

Volatility	70.4%	62.2%	63.7%
Risk-free interest rate	2.98 - 3.6%	4.01% - 4.92%	4.31% - 5.21%
Expected dividend yield	0%	0%	0%
Expected life-directors and officers	6.3 years	5.9 years	5.9 - 8.5 years
Expected life-non-officer employees	5.9 years	5.5 years	5.5 - 6.3 years

The Company used historical volatility in the Company’s stock for the expected volatility assumption input to the Black-Scholes model measured over a look back period commensurate with the expected life of the options. The decision to use historical volatility data to estimate expected volatility was based upon the lack of actively traded options in the Company’s stock, and the Company’s assessment that historical volatility is the most representative measure of future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected life is based on the Company’s historical option cancellation

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employee exercise information. The expected life of employee stock options includes the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2008 and 2007, forfeiture rates were estimated to be approximately 2.71% and 2.95%, respectively, for officers and directors and 9.35% and 8.10%, respectively, for non-officer employees.

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, 2008, 2007 and 2006 is included in the following line items:

	Year Ended December 31,
	2008	2007	2006

Cost of product revenues	$77,000	$99,000	$81,000
Research and development	457,000	373,000	621,000
Selling and marketing	131,000	241,000	370,000
General and administrative	976,000	852,000	1,213,000

Share-based compensation expense	$1,641,000	$1,565,000	$2,285,000

As a result of the departure of one of the Company’s officers (see Note 15) during the fourth quarter of 2008, the Company accelerated the vesting on all of the former officer’s stock options and grants of unvested common stock. As a result of the acceleration of vesting the Company recorded share-based compensation expense of $286,000.

11)	STIEFEL AGREEMENT

In January 2006, as amended in September 2007, DUSA licensed to Stiefel the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2,250,000. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During 2008 and 2007, the Company’s sales of Levulan® Kerastick® to Stiefel were $304,000 and $248,000, respectively. At December 31, 2008 and 2007 the total revenues deferred associated with shipments to Stiefel were $389,000 and $206,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Stiefel were $621,000 and $345,000, respectively.

The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract year ended in October 2008 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay the Company the difference between its actual purchases and the contractual

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimums (a “gross up” payment). If Stiefel fails to make the gross up payment, the Company’s remedies include, without limitation, appointing one or more distributors in the territory or terminating the agreement. Stiefel did not make the gross up payment within the contractual time period, and the parties are presently discussing actions to be taken, if any, due to the first year shortfall. Also, since Stiefel’s sales to third parties during the contract year ended October 2008 were below its minimum purchase obligations, Stiefel has the unilateral right to cancel the contract.

12)	DAEWOONG AGREEMENT

In January 2007 the Company licensed to Daewoong the exclusive Korean rights to market Levulan® PDT for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the Territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During 2008 and 2007, DUSA’s sales of Levulan® Kerastick® to Daewoong were $998,000 and $1,100,000, respectively. At December 31, 2008 and 2007 the total revenues deferred associated with shipments to Daewoong were $1,144,000 and $762,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at December 31, 2008 and 2007 associated with milestone payments received from Daewoong were $1,643,000 and $1,848,000, respectively. The agreement with Daewoong also establishes minimum purchase quantities over the first five years following regulatory approval.

13)	RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”), covering all qualified employees. Participants may elect a salary deferral of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions. Effective February 1, 2003, the Company matches a participant’s contribution up to 1.25% of a participant’s salary (the “Match”), subject to certain limitations of the 401(k) Plan. Participants will vest in the Match at a rate of 25% for each year of service to the Company. The Company’s matching contributions in 2008, 2007 and 2006 were $64,000, $59,000 and $49,000, respectively.

In October 2006, the Company adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”), a non-qualified supplemental retirement plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors of the Company (the “Participants”). Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant’s deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. Included in other liabilities is $80,000 and $127,000 at December 31, 2008 and 2007, respectively, representing the Company’s obligation under the Plan. DUSA’s obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits shall be paid out of the general assets of the Company. The Company has purchased corporate owned life insurance to serve as the funding vehicle for the Plan. The cash surrender value of the life insurance policy is recorded in deferred charges and other assets and totaled $83,000 and $124,000 at December 31, 2008 and 2007, respectively.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14)	SEGMENT REPORTING

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

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

REVENUES
PDT drug & device product revenues	$23,930,000	$18,275,000	$16,097,000
Non-PDT drug product revenues	5,615,000	9,388,000	9,486,000

Total revenues	29,545,000	27,663,000	25,583,000
COSTS OF REVENUES
PDT drug & device cost of product revenues and royalties	5,352,000	4,950,000	5,586,000
Non-PDT drug cost of product revenues and royalties	1,773,000	2,880,000	4,784,000
Impairment of intangible assets	—	—	15,746,000

Total non-PDT drug cost of product revenues and royalties	1,773,000	2,880,000	20,530,000

Total costs of product revenues and royalties	7,125,000	7,830,000	26,116,000
GROSS MARGINS
PDT drug and device product gross margin	18,578,000	13,325,000	10,511,000
Non-PDT drug product gross margin	3,842,000	6,508,000	(11,044,000)

Total gross margins	$22,420,000	$19,833,000	$(533,000)

During the years ended December 31, 2008, 2007 and 2006, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Year Ended December 31,
	2008	2007	2006

United States	94%	95%	96%
Canada	2%	3%	4%
Korea	3%	2%	—%
Rest-of-world	1%	—%	—%

Total	100%	100%	100%

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. As discussed in Note 3, the Company recorded goodwill impairment charges of $1,500,000 and $6,800,000 in 2008 and 2007, respectively, and an intangible asset impairment charge of $15,700,000 in 2006, all of which were assets related to the Non-PDT segment.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15)	DEPARTURE OF OFFICER

During the fourth quarter of 2008, the Company reported the departure of Dr. Shulman, the Company’s founder, Chief Strategic Officer, and Chairman of the Board. Dr. Shulman has resigned from full-time management and his officer position and has agreed to become a part time consultant to DUSA. As a consequence of the departure, the Company and Dr. Shulman agreed to terminate Dr. Shulman’s Employment Agreement and entered into a two-year consulting agreement effective December 1, 2008 (the “Consulting Agreement”).

Under the terms of the Employment Agreement, Dr. Shulman received twelve months severance in the amount of $379,080, which was paid and expensed during 2008. Also, Dr. Shulman became vested in all of his stock options and grants of unvested common stock. Dr. Shulman has the right to exercise all such options for one year. The Company recorded a non-cash stock compensation charge of $286,000 during 2008 related to the acceleration of vesting. Pursuant to the Consulting Agreement, Dr. Shulman will devote his best efforts (health permitting) on a part-time basis to further the goals of DUSA. His duties will include, among others, consulting on matters requested by the Company’s Chief Executive Officer, and monitoring the dermatology community with respect to photodynamic therapy and photodetection technologies and products and other issues of interest to the Company. Dr. Shulman will receive annual consulting fees of $175,000, which will be accrued and paid on a monthly basis over its term. Furthermore, DUSA has agreed to reimburse Dr. Shulman for direct medical-related expenses and prescription drug expenses to the extent not covered by Dr. Shulman’s health plans up to $50,000 per year for the period from March 1, 2008 through February 28, 2013. These payments will be accrued by the Company as incurred and billed by Dr. Shulman. The Consulting Agreement may be renewed by mutual agreement of the parties at the end of the two year period.

16)	COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

RIVER’S EDGE LITIGATION SETTLEMENT

As part of the settlement of litigation between DUSA and River’s Edge Pharmaceuticals, LLC in October 2007, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by DUSA against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of the Company’s Nicomide® patent, U.S. Patent No. 6,979,468, under which DUSA has marketed, distributed and sold Nicomide®. As part of the terms of this agreement, River’s Edge agreed to pay to DUSA $25.00 for every bottle of NIC 750 above 5,000 bottles that was substituted for Nicomide® after September 30, 2007. The net gain from settlement of litigation for 2008 and 2007 is $283,000 and $583,000, respectively and is recorded in the accompanying Consolidated Statement of Operations as a separate component of operating expenses.

On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement to its patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to its Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, the Company will be paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. At the same time, we are also considering the possible sale of the product and the related patent. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Consolidated Statements of Operations.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WINSTON LABORATORIES ARBITRATION

In October 2008, the Company was notified that Winston Laboratories, Inc. had filed a demand for arbitration against the Company. The demand for arbitration arises out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement (together, the “Agreement”) and claims that DUSA breached the Agreement. Winston Laboratories is claiming damages in excess of $2,000,000. The parties are currently in settlement discussions. The Company does not expect any potential settlement to be material to its financial condition or the results of its operations. The Company has not recorded any liability pursuant to the claim at December 31, 2008.

The Company has not accrued any amounts for potential contingencies as of December 31, 2008.

LEASE ARRANGEMENTS

The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2012. Total rent expense under operating leases was approximately $447,000, $476,000 and $477,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum payments under lease arrangements at December 31, 2008 are as follows:

Operating
Years Ending December 31,	Lease Obligations

2009	$449,000
2010	464,000
2011	480,000
2012	269,000
2013	—
Thereafter	—

Total	$1,662,000

In December 2001, we entered into a 15 year lease covering the facility in Wilmington, Massachusetts through November 2016. We have the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least seven and one-half months prior to the date on which the termination would be effective. In December 2006, we extended the Toronto lease for an additional five year term through August 2012. We closed the Toronto office on October 31, 2008 and have listed the space with a real estate broker for sub-lease.

17)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Supplementary Information:

	Quarterly Results for Year Ended December 31, 2008
	March 31	June 30	September 30(1)	December 31	Total

Product revenues	$7,929,500	$8,112,239	$5,726,071	$7,777,596	$29,545,406
Gross margin	6,229,183	6,324,545	4,264,043	5,602,540	22,420,311
Net loss	(1,284,141)	(138,791)	(2,836,855)	(1,990,654)	(6,250,441)

Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.12)	$(0.08)	$(0.26)

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarterly Results for Year Ended December 31, 2007
	March 31	June 30	September 30	December 31(2)	Total

Product revenues	$6,676,840	$6,862,198	$5,784,194	$8,339,366	$27,662,598
Gross margin	4,520,688	5,085,707	4,210,297	6,016,622	19,833,314
Net loss	(3,370,928)	(2,477,407)	(1,877,782)	(6,987,390)	(14,713,507)

Basic and diluted loss per common share	$(0.17)	$(0.13)	$(0.10)	$(0.31)	$(0.73)

(1)	In the third quarter of 2008, the Company recorded a goodwill impairment charge of $1,500,000.

(2)	In the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $6,800,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
DUSA Pharmaceuticals, Inc.

By	(Signature and Title)
/s/  Robert F. Doman

President and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Doman Robert F. Doman	President and Chief Executive Officer (principal executive officer)	March 11, 2009 Date

/s/ Richard C. Christopher Richard C. Christopher	Vice President, Finance and Chief Financial Officer (principal financial office)	March 11, 2009 Date

/s/ John H. Abeles John H. Abeles	Director	March 11, 2009 Date

/s/ David Bartash David Bartash	Director	March 11, 2009 Date

/s/ Jay M. Haft, Esq. Jay M. Haft, Esq.	Chairman of the Board	March 11, 2009 Date

/s/ Richard C. Lufkin Richard C. Lufkin	Director	March 11, 2009 Date

/s/ Magnus Moliteus Magnus Moliteus	Director	March 11, 2009 Date

/s/ Alexander W. Casdin Alexander W. Casdin	Director	March 11, 2009 Date

EXHIBIT INDEX

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and
2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference.
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;
3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and
3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.
4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;
4(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
4(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(d)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and
4(f)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.
10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b)	ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b.1)	Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(b.2)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(c)	Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated October 1, 1991, filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +
10(d.1)	Amendment to Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated April 14, 1994, filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-2, No. 33-98030, and is incorporated herein by reference; +
10(d.2)	Employment Agreement of D. Geoffrey Shulman, MD, FRCPC dated March 20, 1997, filed as Exhibit 10(d.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +

10(d.3)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008; +
10(e)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(f)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +
10(g)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +
10(h)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +
10(h.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +
10(h.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +
10(i)	Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.1)	Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of June 21, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;
10(j)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(j.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(j.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;
10(j.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(k)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(l)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(m)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(n)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference
10(o)	Securities Purchase Agreement dated as of February 27, 2004, by and among the Registrant and certain investors, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(p)	Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(q)	Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(r)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;
10(s)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(s.1)	Amendment No. 1 to Employment Agreement of Scott L. Lundahl dated as of April 10, 2008; +
10(t)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(t.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008; +
10(u)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(u.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(u.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008; +
10(v)	Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;
10(w)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(w.1)	Amendment No. 2 to Employment Agreement of Richard Christopher dated as of April 10, 2008; +
10(x)	Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10(x.1)	First Amendment to Employment Agreement of Robert F. Doman dated as of November 26, 2008; +
10(aa)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; and+
10(bb)	Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(cc)	Amendment and Extension of the Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(dd)	Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(ee)	Amendment and Extension of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.D to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(ff)	Second Amendment of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.E to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(gg)	Supply Agreement between Sirius Laboratories, Inc. and L. Perrigo Registrant dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.F to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(hh)	2006 Micanol License Agreement between Sirius Laboratories, Inc. and Winston Laboratories, Inc. effective as of January 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.G to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference; and
10(hh.1)	2006 Micanol Transition License Agreement, dated as of January 29, 2008, by and between Winston Laboratories, Inc. and Sirius Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2008, and is incorporated herein by reference;
10(ii)	Development, License and Supply Agreement between Sirius Laboratories, Inc. and Altana Inc. dated June 13, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and as filed as Exhibit 10.H to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference.
10(jj)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(jj.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008; +
10(kk)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;
10(ll)	Separation Agreement between the Registrant and Paul Sowyrda, dated as of August 31, 2006 filed as Exhibit 10(kk) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008; +
10(nn)	Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 4, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(mm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(nn.1)	First Amendment to Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 10, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(nn) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(oo)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrants’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference; +
10(pp)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(qq)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(rr)	Marketing, Distribution and Supply Agreement between the Registrant and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(aa) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference;
10(rr.1)	Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Registrant and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007, and is incorporated herein by reference;
10(ss)	Securities Purchase Agreement, dated October 29, 2007, by and among the Registrant and each of the selling shareholders named therein portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(tt)	Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference; and

10(uu)	License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference.
14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and
31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release

+	Management contract or compensatory plan or arrangement.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.