Form 10-Q
period 2009-06-30
DUSA PHARMACEUTICALS INC
filed 2009-08-11
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2009, the registrant had 24,108,908 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,894,037	$3,880,673
Marketable securities, at fair value	12,488,406	15,002,830
Accrued interest receivable	144,523	155,728
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $98,000 in 2009 and 2008, respectively	1,550,149	2,367,803
Inventory	2,550,463	2,812,825
Prepaid and other current assets	1,341,263	1,718,073

TOTAL CURRENT ASSETS	21,968,841	25,937,932
Restricted cash	174,080	173,844
Property, plant and equipment, net	1,773,485	1,937,978
Deferred charges and other assets	68,099	160,700

TOTAL ASSETS	$23,984,505	$28,210,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$466,984	$305,734
Accrued compensation	497,848	1,515,912
Other accrued expenses	2,423,767	3,226,571
Deferred revenues	717,897	611,602

TOTAL CURRENT LIABILITIES	4,106,496	5,659,819
Deferred revenues	3,633,727	4,157,305
Warrant liability	498,188	436,458
Other liabilities	144,069	244,673

TOTAL LIABILITIES	8,382,480	10,498,255

COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in Series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,108,908 and 24,089,452 shares of common stock, no par, at June 30, 2009 and December 31, 2008, respectively	151,683,399	151,663,943
Additional paid-in capital	7,915,624	7,514,900
Accumulated deficit	(144,310,565)	(141,850,925)
Accumulated other comprehensive income	313,567	384,281

TOTAL SHAREHOLDERS’ EQUITY	15,602,025	17,712,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,984,505	$28,210,454

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-months ended		Six-months ended
	June 30,		June 30,
	2009	2008	2009	2008

Product revenues	$6,965,541	$8,112,239	$14,103,810	$16,041,739
Cost of product revenues	1,440,864	1,787,694	3,379,090	3,488,011

GROSS MARGIN	5,524,677	6,324,545	10,724,720	12,553,728
Operating costs:
Research and development	1,076,709	1,375,302	2,261,804	3,561,511
Marketing and sales	3,037,311	3,496,233	6,447,415	6,553,434
General and administrative	2,340,947	2,325,137	4,482,397	4,692,961
Settlements, net	75,000	(47,825)	75,000	(283,425)

TOTAL OPERATING COSTS	6,529,967	7,148,847	13,266,616	14,524,481

LOSS FROM OPERATIONS	(1,005,290)	(824,302)	(2,541,896)	(1,970,753)
Gain (loss) on change in fair value of warrants	73,183	468,411	(61,730)	123,869
Other income, net	79,398	217,100	143,986	423,952

NET LOSS	$(852,709)	$(138,791)	$(2,459,640)	$(1,422,932)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.01)	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,100,874	24,078,610	24,095,149	24,078,514

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,459,640)	$(1,422,932)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion (amortization) of premiums and discounts on marketable securities	22,708	(108,441)
Realized loss on sales of marketable securities	36,822	13,488
Share-based compensation	424,593	689,550
Depreciation and amortization	236,371	311,191
Loss (gain) on change in fair value of warrants	61,730	(123,869)
Deferred revenues recognized	(413,734)	(640,168)
Changes in other assets and liabilities impacting cash flows from operations
Accounts receivable	817,654	461,727
Inventory	262,362	(159,383)
Prepaid and other current assets	376,810	174,498
Accrued interest receivable	11,205	(78,292)
Deferred charges and other assets	92,601	57,543
Accounts payable, accrued compensation and other accrued expenses	(1,659,618)	(652,044)
Deferred revenues	(3,549)	1,643,937
Other liabilities	(100,604)	(34,005)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,294,289)	132,800

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for contingent consideration	—	(250,000)
Purchases of marketable securities	(9,038,979)	(19,406,775)
Proceeds from maturities and sales of marketable securities	11,423,159	18,078,809
Restricted cash	(236)	(1,908)
Purchases of property, plant and equipment	(71,878)	(291,823)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,312,066	(1,871,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	—	4,000
Settlements of restricted stock for tax withholding obligations	(4,413)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,413)	4,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,364	(1,734,897)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,880,673	4,713,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,894,037	$2,978,722

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of June 30, 2009, the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
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
We evaluated all subsequent events that occurred after the balance sheet date through August 10, 2009, the day prior to the issuance of these financial statements.
2) NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards
Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The adoption of this standard did not have a material impact on our financial position or results of operations, as SFAS 141(R) is applicable to acquisitions completed after January 1, 2009, and we did not complete any business combination transactions during the first six months of 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments , which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. The adoption of this FSP did not impact our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP was not material to our financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. We adopted this statement effective June 15, 2009.
3) FAIR VALUE MEASUREMENTS
As defined in FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Level 2
Assets:
United States government-backed securities	$11,166,000
Corporate debt securities	1,322,000

Total assets	$12,488,000

Level 3
Liabilities:
Warrant liability	498,000

Total liabilities	$498,000

Changes in Level 3 Recurring Fair Value Measurements:
The table below includes a rollforward of the balance sheet amounts for the six-month period ended June 30, 2009 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six-month period ended June 30, 2009
						Change in
						Unrealized
						(Gains)/Losses
						Related to
			Purchases,			Financial
			Sales,	Transfers		Instruments
	Fair Value at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	June 30,	June 30,
	2009	(Gains)/Losses	net	Level 3	2009	2009

Warrant Liability	$436,000	$62,000	$—	$—	$498,000	$62,000

The recorded amounts of the Company’s cash and cash equivalents, accrued interest receivable, accounts receivable and accounts payable at June 30, 2009 approximate fair value.

4) WARRANTS
On October 29, 2007, the Company sold, through a private placement, 4,581,043 shares of its common stock and warrants to purchase 1,145,259 shares of common stock with an exercise price of $2.85. The warrants have a 5.5 year term and became exercisable on April 30, 2008. The warrants are recorded as a derivative liability at fair value.
Assumptions used for the Black-Scholes option-pricing models as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Expected volatility	82.9%	75.0%
Remaining contractual term (years)	3.83	4.33
Risk-free interest rate	2.09%	1.55%
Expected dividend yield	0%	0%
Common stock price	$1.10	$1.05
5) MARKETABLE SECURITIES
The Company’s investment securities consist of securities of the U.S. government and its agencies, and investment grade corporate bonds. The Company has historically classified all investment securities as available-for-sale and recorded such investments at fair market value. Since the Company’s investments are managed by a third-party investment advisor pursuant to a discretionary arrangement, for securities with unrealized losses at June 30, 2009 and 2008, which totaled $0 and $36,000, respectively, an other-than-temporary impairment was considered to have occurred and the cost basis of such securities were written down to their fair values with the amount of the write-down included in earnings as realized losses in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2009, current yields range from 0.41% to 6.23% and maturity dates range from September 2009 to January 2013. The estimated fair value and cost of marketable securities at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government-backed securities	$10,934,000	$232,000	$11,166,000
Corporate securities	1,240,000	82,000	1,322,000

Total marketable securities available-for-sale	$12,174,000	$314,000	$12,488,000

	December 31, 2008
	Amortized	Unrealized	Fair
	Cost	Gains	Value

United States government-backed securities	$11,956,000	$357,000	$12,313,000
Corporate securities	2,662,000	28,000	2,690,000

Total marketable securities available-for-sale	$14,618,000	$385,000	$15,003,000

The change in net unrealized gains on such securities for the three and six-month periods ended June 30, 2009 were ($1,000) and ($71,000), respectively, as compared to ($180,000) and $(13,000) for the three and six-month periods ended June 30, 2008, and have been recorded in accumulated other comprehensive income, which is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets.
6) CONCENTRATIONS
The Company is exposed to concentrations of credit risk related to accounts receivable that are generated from its customers. From time to time, the Company is also exposed to concentrations of revenues with significant customers, including its international distribution partners and domestic wholesalers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the

Company’s total revenues for the three and six-months ended June 30, 2009 and 2008, and accounts receivable as of June 30, 2009 and December 31, 2008 are as follows:

	% of revenue		% of revenue
	three months ended		six months ended		% of accounts receivable
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008

Customer A	3%	3%	3%	2%	4%	11%
Customer B	2%	12%	1%	12%	6%	—
Customer C	1%	15%	1%	11%	—	—
Customer D	—	5%	—	5%	1%	—
Customer E	4%	2%	3%	3%	—	1%
Customer F	5%	—	4%	—	4%	9%
Other customers	85%	63%	88%	67%	85%	79%

Total	100%	100%	100%	100%	100%	100%
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
7) INVENTORY
Inventory consisted of the following:

	June 30,	December 31,
	2009	2008

Finished goods	$1,486,000	$1,348,000
BLU-U® evaluation units	78,000	166,000
Work in process	436,000	698,000
Raw materials	550,000	601,000

Total	$2,550,000	$2,813,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.
8) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008

Research and development costs	$110,000	$190,000
Marketing and sales costs	275,000	191,000
Reserve for sales returns and allowances	350,000	500,000
Accrued FDA fees	—	589,000
Due to former Sirius shareholders	205,000	—
Other product related costs	686,000	824,000
Legal and other professional fees	456,000	467,000
Employee benefits	296,000	278,000
Other expenses	46,000	188,000

Total	$2,424,000	$3,227,000

9) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six-month periods ended June 30, 2009 and 2008 included the following line items:

	Three-months ended		Six-months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Cost of product revenues	$14,000	$17,000	$34,000	$41,000
Research and development	31,000	69,000	81,000	190,000
Marketing and sales	18,000	34,000	3,000	(27,000)
General and administrative	163,000	238,000	307,000	486,000

Share-based compensation expense	$226,000	$358,000	$425,000	$690,000

The weighted-average estimated fair values of employee stock options granted during the three and six-month periods ended June 30, 2009 were $0.80 and $0.81 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three-months	Six-months
	ended June 30, 2009
Expected volatility	74.6%	73.5%
Risk-free interest rate	2.42%	1.99%
Expected dividend yield	0%	0%
Expected life-directors and officers	6.5	6.5
Expected life-non-officer employees	5.7	5.7
A summary of stock option activity is as follows:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value

Outstanding, beginning of period, April 1, 2009	3,588,975	$8.28		$
Options granted	95,000	$1.15
Options forfeited	(36,575)	$2.07
Options expired	(54,125)	$9.52
Options exercised	—	$—

Outstanding, end of period	3,593,275	$8.14	3.9	$50

Exercisable, end of period	2,556,925	$10.63	3.0	$—

Options vested and expected to vest, end of period	3,435,324	$8.44	3.8	$42

At June 30, 2009 the total amount of unrecognized compensation expense related to grants of options was $1,199,000.
During the first quarter of 2009 and the second quarter of 2008, respectively, the Company issued 280,000 and 102,000 unvested shares of common stock to its officers. The Company also issued 45,000 shares of unvested common stock to its Board of Directors during the first quarter of 2009. The unvested shares of common stock vest over 4 years at a rate of 25% per year. The fair value on the date of grant was $1.22 and $2.20 per share in 2009 and 2008, respectively. At June 30, 2009 the total amount of unrecognized compensation expense related to grants of unvested common stock was $477,000. The unrecognized compensation related to unvested common stock will be recognized over a weighted-average period of 3.4 years. The weighted average grant date fair value of the 22,750 shares that vested during the period and the 393,250 unvested shares of common stock at June 30, 2009 were $2.20 and $1.39, respectively.

10) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based on the weighted-average number of shares outstanding during each period. For the three and six-month periods ended June 30, 2009, and 2008, stock options, unvested shares of common stock, warrants and rights totaling approximately 5,382,000 and 4,542,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.
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

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

REVENUES
PDT drug and device product revenues	$6,418,000	$5,429,000	$13,137,000	$11,259,000
Non-PDT product revenues	548,000	2,683,000	967,000	4,783,000

Total revenues	6,966,000	8,112,000	14,104,000	16,042,000

COSTS OF REVENUES
PDT drug and device cost of product revenues	1,286,000	1,169,000	3,001,000	2,443,000
Non-PDT cost of product revenues	155,000	618,000	378,000	1,045,000

Total costs of product revenues	1,441,000	1,787,000	3,379,000	3,488,000

GROSS MARGIN
PDT drug and device product gross margin	5,132,000	4,260,000	10,136,000	8,816,000
Non-PDT product gross margin	393,000	2,065,000	589,000	3,738,000

Total gross margin	$5,525,000	$6,325,000	$10,725,000	$12,554,000

During the three and six-month periods ended June 30, 2009 and 2008, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Three-months ended		Six-months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

United States	95%	93%	95%	94%
Canada	2%	3%	2%	2%
Korea	2%	2%	2%	3%
Other	1%	2%	1%	1%

Total	100%	100%	100%	100%

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

12) COMPREHENSIVE LOSS
For the three and six-month periods ended June 30, 2009 and 2008, comprehensive loss consisted of the following:

	Three-months ended		Six-months ended
	June 30,		June 30,
	2009	2008	2009	2008

NET LOSS	$(853,000)	$(139,000)	$(2,460,000)	$(1,423,000)
Change in net unrealized gains on marketable securities available-for-sale	(1,000)	(180,000)	(71,000)	(13,000)

COMPREHENSIVE LOSS	$(854,000)	$(319,000)	$(2,531,000)	$(1,436,000)

13) STIEFEL AGREEMENT
In January 2006, as amended in September 2007, the Company licensed to Stiefel Laboratories, Inc. the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2,250,000. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During the six-month periods ended June 30, 2009 and 2008 the Company’s sales of Levulan® Kerastick® to Stiefel were $0 and $202,000, respectively. At June 30, 2009 and December 31, 2008 the total revenues deferred associated with shipments to Stiefel were $327,000 and $389,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at June 30, 2009 and December 31, 2008 associated with milestone payments received from Stiefel were $578,000 and $621,000, respectively.
The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract years ended in October 2008 and April 2009 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay the Company the difference between its actual purchases and the contractual minimums (a “gross up” payment). If Stiefel fails to make the gross up payment, the Company’s remedies include, without limitation, appointing one or more distributors in the territory or terminating the agreement. Stiefel did not make either of the gross up payments within the contractual time periods, and the parties are presently discussing actions to be taken, if any, due to the shortfall. Also, since Stiefel’s sales to third parties during the contract years ended October 2008 and April 2009 were below its minimum purchase obligations, Stiefel has the unilateral right to terminate the contract. Stiefel has not exercised this right.
14) DAEWOONG AGREEMENT
In January 2007 the Company licensed to Daewoong the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the six month periods ended June 30, 2009 and 2008, the Company’s sales of Levulan® Kerastick® to Daewoong were $0 and $998,000, respectively. At June 30, 2009 and December 31, 2008 the total revenues deferred associated with shipments to Daewoong were $951,000 and $1,144,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at June 30, 2009 and December 31, 2008 associated with milestone payments received from Daewoong were $1,541,000 and $1,643,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
15) SETTLEMENTS, NET
River’s Edge Litigation Settlement
As part of the settlement of litigation between DUSA and River’s Edge Pharmaceuticals, LLC in October 2007, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by DUSA against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of the Company’s Nicomide® patent, U.S. Patent No. 6,979,468, under which DUSA formerly marketed, distributed and sold Nicomide®. As part of the terms of this agreement, River’s Edge agreed to pay to DUSA $25.00 for every bottle of River’s Edge product above 5,000 bottles that was substituted for Nicomide® after September 30, 2007. The net gain from settlement of the River’s Edge litigation for the three and six-month periods ended June 30, 2008 was $48,000 and $283,000, respectively, and is recorded in the accompanying Condensed Consolidated Statement of Operations in Settlements, net. There were no related gains or losses recorded in 2009.
On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement to its patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to its Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement, which has been further amended in April 2009 as described in the following paragraph, had allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, the Company was being paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Consolidated Statements of Operations.
In April 2009, the Company and River’s Edge entered into an Amendment to the License Agreement (the “License Amendment”). The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon the Company’s receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make a minimum guaranteed payment to the Company of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice to the Company. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by the Company to River’s Edge will revert to the Company. The Company is recording the revenue from the License Amendment on a cash basis. The Company has received the first $200,000 installment payment under the License Amendment during the three-month period ended June 30, 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations. The Company has not received payments which were due on June 1, July 1 and August 1, 2009.
Winston Laboratories Arbitration Settlement
In October 2008, the Company was notified that Winston Laboratories, Inc. had filed a demand for arbitration against the Company. The demand for arbitration arose out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement (together “the Agreement”), and claimed that the Company breached the Agreement. Winston Laboratories claimed damages in excess of $2.0 million. The matter was settled on April 28, 2009 for cash consideration of $75,000, and a mutual release.
16) COMMITMENTS AND CONTINGENCIES
Business Acquisition
On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc (“Sirius”). The Company agreed to pay additional consideration in future periods to the former Sirius shareholders based upon the achievement of total cumulative sales milestones for the Sirius products over the period beginning with the closing of the acquisition and ending December 31, 2011. The first cumulative sales milestone was achieved during 2008, and accordingly a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders in that year. The payment made during 2008 was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period as described below.

If the remaining sales milestones are attained, they will be paid in either common stock or cash, at the Company’s sole discretion. The remaining cumulative sales milestones and related consideration are, as follows:

Additional
Cumulative Sales Milestone:	Consideration:

$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

Third Amendment to Merger Agreement
In April 2009, the Company and the former shareholders of Sirius Laboratories, Inc., some of whom were acting through their shareholder representatives, entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge mentioned above in Note 15 Settlements, Net, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius Laboratories, Inc. and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the documents entered into in April 2009, the Company has agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales, in the Merger Agreement, payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new Milestone Termination Date, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The $100,000 payment to Sirius shareholders, along with the present value of the guaranteed $250,000 milestone payment, or $205,000, have been included in general and administrative expense for the three and six-month periods ended June 30, 2009 in the accompanying Condensed Consolidated Statement of Operations.
The Company has not accrued amounts for any other potential contingencies as of June 30, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a vertically integrated dermatology company that is developing and marketing Levulan® photodynamic therapy, or PDT, and other products for common skin conditions. Our marketed products include Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, and ClindaReach®.
Historically, we devoted most of our resources to advancing the development and marketing of our Levulan® PDT technology platform. In addition to our marketed products, our drug, Levulan® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® PDT. The Kerastick® is our proprietary applicator that delivers Levulan®. The BLU-U® is our patented light device.
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
Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide® was its key product, a vitamin-mineral product prescribed by dermatologists. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008.
On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our Settlement Agreement with River’s Edge regarding earlier litigation. See Note 15 of the Notes to the Condensed Consolidated Financial Statements. The amendment to the Settlement Agreement allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we were paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales. In April 2009, we and River’s Edge entered into an Amendment to the License Agreement, or License Amendment. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, we are required to transfer all of our rights, title and interest in and to DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make a minimum guaranteed payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. We are recording the revenue under the License Amendment on a cash basis. We received the first $200,000 installment payment under the License Amendment during the three-month period ended June 30, 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations. The Company has not received the payments which were due on June 1, July 1 and August 1, 2009. We are evaluating our options to collect the outstanding amounts due from River’s Edge under the License Agreement, as amended, and have not yet determined our course of action.
We are marketing Levulan® PDT under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. In January, 2009, we filed a request for reexamination with the USPTO of one of the Queen’s patents that cover our approved indication for AK. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
As of June 30, 2009, we had an accumulated deficit of approximately $144,311,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. With the exception of the updated listed below, there have been no material changes to our critical accounting policies in the six months ended June 30, 2009.
Fair Value Measurements of Marketable Securities
In determining the fair value of our marketable securities, we consider the level of market activity and the availability of prices for the specific securities that we hold. For our Level 2 financial instruments, comprising our corporate debt and United States government-backed securities, we use quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source. We also take into account credit rating changes, if any, of the securities or recent marketplace activity. We do not have any Level 1 or Level 3 marketable securities.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2009 VERSUS JUNE 30, 2008
REVENUES —Total revenues for the three and six-month periods ended June 30, 2009 were $6,966,000 and $14,104,000, respectively, as compared to $8,112,000 and $16,042,000 in 2008, and were comprised of the following:

	Three months ended			Six months ended
	June 30,			June 30,
			INCREASE/			INCREASE/
	2009	2008	(DECREASE)	2009	2008	(DECREASE)

PDT PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$5,621,000	$4,572,000	$1,049,000	$11,306,000	$9,346,000	$1,960,000
Canada	108,000	218,000	(110,000)	243,000	377,000	(134,000)
Korea	126,000	159,000	(33,000)	296,000	524,000	(228,000)
Other	84,000	133,000	(49,000)	171,000	190,000	(19,000)
Subtotal Levulan® Kerastick® product revenues	5,939,000	5,082,000	857,000	12,016,000	10,437,000	1,579,000
BLU-U® PRODUCT REVENUES
United States	479,000	347,000	132,000	1,121,000	822,000	299,000

Subtotal BLU-U® product revenues	479,000	347,000	132,000	1,121,000	822,000	299,000

TOTAL PDT PRODUCT REVENUES	6,418,000	5,429,000	989,000	13,137,000	11,259,000	1,878,000

TOTAL NON-PDT PRODUCT REVENUES	548,000	2,683,000	(2,135,000)	967,000	4,783,000	(3,816,000)

TOTAL PRODUCT REVENUES	$6,966,000	$8,112,000	$(1,146,000)	$14,104,000	$16,042,000	$(1,938,000)

For the three and six-month periods ended June 30, 2009, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $6,418,000 and $13,137,000, respectively. This represents an increase of $989,000, or 18%, and $1,878,000, or 17%, over the comparable 2008 totals of $5,429,000 and $11,259,000, respectively. The incremental revenue was driven primarily by increased Kerastick® revenues and BLU-U® revenues in the United States.
For the three and six-month periods ended June 30, 2009, Kerastick® revenues were $5,939,000, and $12,016,000, respectively, representing a $857,000, or 17%, and $1,579,000, or 15%, increase over the comparable 2008 totals of $5,082,000 and $10,437,000, respectively. Kerastick® unit sales to end-users were 49,815 and 101,762, for the three and six-month periods ended June 30, 2009, respectively, including on a year-to date basis 2,700 sold in Canada and 3,726 sold in Korea. This represents an increase from 48,478 and 100,588 Levulan® Kerastick® units sold in the three and six-month periods ended June 30, 2008, respectively, including on a year-to date basis 4,800 sold in Canada and 8,100 sold in Korea. Our overall average net selling price for the Kerastick® increased to $116.41 per unit for the first six months of 2009 from $102.21 per unit for the first six months of 2008. Our average net selling price for the Kerastick® in the United States increased to $121.75 per unit in 2009 from $110.16 per unit in 2008. The increase in 2009 Kerastick® revenue was driven by increased sales volumes in the United States along with the increase in our overall average unit selling price.
For the three and six-month periods ended June 30, 2009, BLU-U® revenues were $479,000 and $1,121,000, respectively, representing a $132,000, or 38%, and $299,000, or 36%, increase over the comparable 2008 totals of $347,000 and $822,000, respectively. The increase in year-to-date 2009 BLU-U® revenues was driven by increased overall sales volumes, partially offset by a decrease in our average selling price. In the three and six-month periods ended June 30, 2009, there were 58 and 139 units sold, respectively, versus 41 and 97 units sold, respectively, in the comparable 2008 periods. All of the units sold in both years were sold in the United States. In 2009 on a year-to-date basis, our average net selling price for the BLU-U® decreased to $7,637 from $8,134 in 2008. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At June 30, 2009, there were approximately 25 units in the field pursuant to this evaluation program, compared to 58 units in the field at December 31, 2008. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
Non-PDT Drug Product Revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT Product revenues for the three and six-month periods ended June 30, 2009 were $548,000 and $967,000, respectively, compared to $2,683,000 and $4,783,000, respectively for the comparable 2008 periods. The substantial majority of the Non-PDT product revenues were from Nicomide® related royalties from River’s Edge, as further described below, and sales of ClindaReach®. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008.
On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement (the “License Agreement”) to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to our Settlement Agreement with River’s Edge. In April 2009, we and River’s Edge entered into an Amendment to the License Agreement (the “License Amendment”) which granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make a minimum guaranteed payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice to us. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If River’s Edge terminates the License Agreement prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. We are recording the revenue under the License Amendment on a cash basis. We received the first $200,000 installment payment under the License Amendment during the three-month period ended June 30, 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations. We have not received payments which were due on June 1, July 1 and August 1, 2009. We are evaluating our options to collect the outstanding amounts due from River’s Edge under the License Agreement, as amended, and have not yet determined our course of action.
The decrease in our total revenues for the three and six month periods ended June 30, 2009 compared with the comparable periods in 2008 results from decreases in Non-PDT revenues and international Kerastick® revenues, partially offset by increased PDT segment revenues in the United States. We must continue to increase sales from these levels in order for us to become profitable. We cannot provide any assurance that we will be able to increase sales sufficiently to become profitable, and we cannot provide assurance that a material increase in sales will necessarily cause us to be profitable. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. While we are entitled to royalties from PhotoCure on its net sales of Metvixia®, a large dermatology company has the marketing rights in the U.S., which may adversely affect our ability to maintain or increase our Levulan® market. We expect to be able to grow our PDT segment revenues in the United States during 2009, due in part to the 6% increase in Medicare reimbursement of our PDT-related procedure fee, which became effective January 1, 2009, as well as our price increases, which were effective October 1, 2008 and January 1, 2009. We also believe that these two price increases may have caused some of our larger customers to accelerate their purchases in 2008, prior to the price increases becoming effective, thus affecting our first half of 2009 revenues. Although we expect growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. that focuses on the cosmetic market and with the international markets. Reduced sales to the cosmetic customer base and softness in the international markets could be expected until the economy recovers. We expect our Non-PDT revenues for the full year 2009 to be significantly reduced compared to 2008 since we are no longer manufacturing and marketing Nicomide® and are experiencing difficulty collecting payments due under the Nicomide® License Agreement.
COST OF PRODUCT REVENUES — Cost of product revenues for the three and six-month periods ended June 30, 2009 were $1,441,000 and $3,379,000 as compared to $1,787,000 and $3,488,000 in the comparable periods in 2008. A summary of the components of cost of product revenues and royalties is provided below:

	THREE MONTHS ENDED JUNE 30,
			INCREASE/
	2009	2008	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$539,000	$594,000	$(55,000)
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	89,000	(8,000)	97,000
Royalty and supply fees (1)	235,000	223,000	12,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$863,000	$809,000	$54,000

BLU-U® cost of product revenues

Direct BLU-U® product costs	$209,000	$147,000	$62,000
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	214,000	213,000	1,000

Subtotal BLU-U® cost of product revenues	$423,000	$360,000	$63,000

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$1,286,000	$1,169,000	$117,000

Non-PDT cost of product revenues and royalties	$155,000	$618,000	$(463,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,441,000	$1,787,000	$(346,000)

	SIX MONTHS ENDED JUNE 30,
			INCREASE/
	2009	2008	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$1,103,000	$1,232,000	$(129,000)
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	448,000	2,000	446,000
Royalty and supply fees (1)	488,000	471,000	17,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$2,039,000	$1,705,000	$334,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$500,000	$348,000	$152,000

Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	462,000	390,000	72,000

Subtotal BLU-U® cost of product revenues	$962,000	$738,000	$224,000

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$3,001,000	$2,443,000	$558,000

Non-PDT cost of product revenues and royalties	$378,000	$1,045,000	$(667,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$3,379,000	$3,488,000	$(109,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.

MARGINS — Total product margins for the three and six-month periods ended June 30, 2009 were $5,525,000 and $10,725,000, respectively, as compared to $6,325,000 and $12,554,000 for the comparable 2008 periods, as shown below:

	THREE MONTHS ENDED JUNE 30,
					INCREASE/
	2009		2008		(DECREASE)
Levulan® Kerastick® gross margin	$5,076,000	85%	$4,273,000	84%	$803,000
BLU-U® gross margin	56,000	12%	(13,000)	(4)%	69,000

Total PDT drug & device gross margin	$5,132,000	80%	$4,260,000	78%	$872,000

Total Non-PDT gross margin	393,000	72%	2,065,000	77%	$(1,672,000)

TOTAL GROSS MARGIN	$5,525,000	79%	$6,325,000	78%	$(800,000)

	SIX MONTHS ENDED JUNE 30,
					INCREASE/
	2009		2008		(DECREASE)
Levulan® Kerastick® gross margin	$9,977,000	83%	$8,731,000	84%	$1,246,000
BLU-U® gross margin	159,000	14%	85,000	10%	74,000

Total PDT drug & device gross margin	$10,136,000	77%	$8,816,000	78%	$1,320,000

Total Non-PDT gross margin	589,000	61%	3,738,000	78%	$(3,149,000)

TOTAL GROSS MARGIN	$10,725,000	76%	$12,554,000	78%	$(1,829,000)

Kerastick® gross margins for the three and six-month periods ended June 30, 2009 were 85% and 83% versus 84% for both periods in 2008. The margin improvement for the second quarter is attributable to increased U.S. sales volumes and an increased overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we could achieve improved gross margins on our Kerastick® during 2009 from further growth in the U.S.
BLU-U® margins for the three and six-month periods ended June 30, 2009 were 12% and 14%, respectively, versus (4%) and 10% for the comparable 2008 periods. The increase in gross margin is a result of increased sales volumes, partially offset by a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to drive Kerastick® sales volumes and accordingly, we may sell BLU-U’s at low profit margins. Non-PDT Product gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total gross margins for the three and six-month periods ended June 30, 2009 were 72% and 61%, respectively, compared to 77% and 78%, respectively, in the comparable prior year periods. During the three and six-month periods ended June 30, 2009, Non-PDT Product margins were negatively impacted by our discontinuance of sales of Nicomide® as a prescription product.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three and six-month periods ended June 30, 2009 were $1,077,000 and $2,262,000 as compared to $1,375,000 and $3,562,000 in the comparable 2008 periods. The decrease in 2009 compared to 2008 was due primarily to the absence of spending related to our Phase IIb clinical trial on acne, which concluded in October 2008, and a one-time $600,000 Prescription Drug User Fee Act (PDUFA) charge, which occurred in the first quarter of 2008, related to our approved AK indication.
Based on the results of the Phase IIb clinical trial, which were previously announced, we will not pursue further clinical development of Levulan® PDT with BLU-U® for moderate to severe acne. However, we do expect to continue to support investigator initiated studies in moderate to severe acne with Levulan® and various light sources. In May 2009 we filed a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne. We previously had filed a patent application to cover an invention arising from the study. We received a response to our application from the FDA in June 2009. The agency has requested additional information in order to complete its review of our application, which includes supplementary clinical data in support of our claims. We have requested a meeting with the FDA to clarify our position, and we are currently evaluating our next steps regarding to the application.
We initiated a Phase II pilot clinical trial, which we expect will include up to 36 patients at multiple centers across the United States, for the treatment of actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTRs, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. We expect enrollment of these patients to take approximately one year. We expect to receive preliminary results from the study in approximately 15 months and full results in approximately two years. We expect that our overall research and development costs for 2009 will remain below 2008 levels since we will not have expenditures relating to the acne trial. In May 2008, we filed an Orphan Drug Designation Application with the FDA for the prevention of cancer occurrence in these patients with the FDA. We recently received correspondence from the FDA that our application was not granted on the basis that the agency believes that the prevalence of the target population with this disease state is greater than 200,000, which is the maximum number of patients allowed under the Orphan Drug legislation. We have requested a meeting with the FDA to provide further clarification on the application and the related target population.
We have entered into a series of agreements for our research projects and clinical studies. As of June 30, 2009 future minimum payments to be made pursuant to these agreements, under certain terms and conditions, total approximately $531,000 for the remainder of 2009.
MARKETING AND SALES COSTS — Marketing and sales costs for the three and six-month periods ended June 30, 2009 were $3,037,000 and $6,447,000, respectively, as compared to $3,496,000 and $6,553,000 for the comparable 2008 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,247,000 and $4,556,000 for the three and six-month periods ended June 30, 2009, compared to $2,290,000 and $4,375,000 in the comparable periods in 2008. The increase in spending in 2009 on a year-to-date basis is due to additional marketing and sales headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $790,000 and $1,891,000 for the three and six-month periods ended June 30, 2009, compared to $1,206,000 and $2,178,000 for the comparable 2008 periods. The decrease in this category is due primarily to a decrease in tradeshow and other promotional spending in 2009. We expect marketing and sales costs for the full year 2009 to remain relatively constant with the 2008 levels.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three and six-month periods ended June 30, 2009 were $2,341,000 and $4,482,000, respectively, as compared to $2,325,000 and $4,692,000 for the comparable 2008 periods. The decrease on a year-to-date basis is mainly attributable to a decrease in compensation-related costs, offset by the payment of $100,000 and accrual of $205,000 related to the Third Amendment to the Merger Agreement and related documents between us and the former Sirius shareholders entered into in April 2009. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period.
SETTLEMENTS, NET —During the second quarter of 2009, we settled the arbitration case against us brought by Winston Laboratories, Inc., or Winston, for a payment of $75,000, and a mutual release and other customary terms. The arbitration case, initiated in October 2008, alleged that we breached the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement.
During the fourth quarter of 2007 we entered into a Settlement Agreement and Mutual Release with River’s Edge Pharmaceuticals, LLC. Under the terms of the Settlement Agreement, River’s Edge made a lump-sum settlement payment to us in the amount of $425,000 for damages and paid to DUSA $25.00 for every prescription of NIC 750 above 5,000 prescriptions that were substituted for Nicomide® from September 30, 2007 through June 30,2008. During the three and six-month periods ended June 30, 2009 the net gain from settlement of litigation was $0 for both periods as compared to $48,000 and 283,000 for the comparable 2008 periods. The payments under the Settlement Agreement ceased in 2008 due to an amendment which the parties entered into effective as of July 3, 2008. See Note 15 to the Condensed Consolidated Financial Statements.
OTHER INCOME, NET — Other income for the three and six-month periods ended June 30, 2009, decreased to $79,000 and $144,000, respectively, from $217,000 and $424,000 during the comparable 2008 periods. This decrease reflects an increase in our average investable cash balances during 2009 as compared to 2008 along with a general decrease in interest rates over the same timeframe.
GAIN (LOSS) ON CHANGE IN FAIR VALUE OF WARRANTS —The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The decrease (increase) in the liability during the three and six-month periods ended June 30, 2009 were $73,000 and ($62,000), respectively, from $468,000 and $124,000 during the comparable 2008 periods, which resulted in a non-cash gains or losses in all periods. The decreases or increases in fair value of the warrants are due primarily to changes in our stock price and the length of time remaining prior to their expiration.
NET LOSS — For the three and six-month periods ended June 30, 2009, we incurred net losses of $853,000, or $0.04 per share, and $2,460,000, or $0.10 per share, respectively, as compared to net losses $139,000, or $0.01 per share, and $1,423,000, or $0.06 per share for the comparable 2008 periods. The increase in the net loss is attributable to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2009, we had approximately $16,382,000 of total liquid assets, comprised of $3,894,000 of cash and cash equivalents and marketable securities available-for-sale totaling $12,488,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months based on our projections of revenues and spending over that timeframe. As of June 30, 2009, our marketable securities had a weighted average yield to maturity of 3.84% and maturity dates ranging from September 2009 to January 2013. Our net cash used in operations for the six-month period ended June 30, 2009 was $2,294,000 versus net cash provided by operations of $133,000 the comparable prior year period. The year-over-year decrease in cash from operations is primarily attributable to an increase in our net loss, a one-time payment of a significant

FDA fee, a bonus payout in 2009 that did not occur in 2008, and a year-over-year decrease in payments received from our international distributor partners. As of June 30, 2009 working capital (total current assets minus total current liabilities) was $17,862,000, as compared to $20,278,000 as of December 31, 2008. Total current assets decreased by $3,969,000 during the six-month period ended June 30, 2009, due primarily to decreases in our marketable securities, accounts receivable, inventory and prepaid and other current asset balances. Total current liabilities decreased by $1,553,000 during the same period due primarily to a decrease in accrued compensation and other accrued expenses. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have reduced or avoided investing in securities deemed to have increased risk..
Since our inception, we have generated significant losses while we have conducted preclinical and clinical trials, engaged in research and development and dedicated resources to the commercialization of our products. We have also incurred significant losses from the impairment of assets acquired in the acquisition of Sirius. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators may exceed revenues in the future, which may result in continued losses from operations.
We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. For 2009, we are focusing primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, as well as the Non-Photodynamic Therapy Drug Products and advancing our Phase II study for use of Levulan® PDT in SOTR.
If we continue to be unprofitable and do not become cash flow positive from operations within a reasonable time, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
As part of our merger with Sirius, as amended, we agreed to pay additional consideration to the former shareholders of Sirius in future periods, based upon the attainment of pre-determined total cumulative sales milestones for the Sirius products over the period ending December 31, 2011. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments which may be paid in cash or shares, as we may determine, are as follows:

Additional
Cumulative Sales Milestone:	Consideration:
$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

The first cumulative sales milestone at $25.0 million was achieved during the third quarter of 2008, and a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders during that period. The payment was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period. In April 2009, we entered into the Third Amendment to the Merger Agreement, or Third Amendment, as described in Note 16 to the Notes to the Condensed Consolidated Financial Statements. As consideration for the Third Amendment and related documents, we paid the former Sirius shareholders $100,000 on a pro rata basis and have guaranteed a payment of $250,000 in January 2012 to the former Sirius shareholders if the $35,000,000 sales milestone is not triggered.
We have no off-balance sheet financing arrangements.
Contractual Obligations and Other Commercial Commitments
L. PERRIGO COMPANY
On October 25, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach®, in March 2008. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in July, 2011 and may be renewed based on certain minimum purchase levels and other terms and conditions.
MERGER WITH SIRIUS LABORATORIES, INC.
In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, ($1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. With the launch of ClindaReach®, one of the new Sirius products, we were obligated to make a cash payment of $500,000 to the former shareholders of Sirius. Also, as a consequence of the decision not to launch the product under development with Altana and pursuant to the terms of the merger agreement with Sirius, we paid $250,000 on a pro rata basis to the former Sirius shareholders. Similarly, with our decision in early 2008 not to develop a third product from a list of product candidates acquired as part of the merger, we paid another $250,000 on a pro rata basis to the former Sirius shareholders. The payments for ClindaReach® and the other two product decisions satisfy our obligations for the $1,500,000 portion of the purchase price mentioned above. In the third quarter of 2008, the first of the pre-determined total cumulative sales milestones for Sirius products was achieved, and accordingly, we made a cash payment of $1,500,000 to the former Sirius shareholders in consideration of the milestone achievement. In connection with the Third Amendment, we paid the former Sirius shareholders $100,000 on a pro rata basis. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new Milestone Termination Date, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The $100,000 payment to Sirius shareholders, along with the present value of the guaranteed $250,000 milestone payment, or $205,000, have been included in general and administrative expense for the three and six-month periods ended June 30, 2009 in the accompanying Condensed Consolidated Statement of Operations.
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
Annual minimum royalties to PARTEQ must total at least CDN $100,000 ($87,000 as of June 30, 2009).
NATIONAL BIOLOGICAL CORPORATION AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT
On June 29, 2009, we extended the term of the 2004 Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, one of the manufacturers of our BLU-U® light source, until June 30, 2011. We have an option to further extend the term for an additional two (2) years if it purchases a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
SOCHINAZ SA
Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. The agreement expires on December 31, 2009 and we are in discussions with Sochinaz regarding terms for its renewal. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA. If we fail to renew the agreement with Sochinaz, it could have a material negative effect on our financial position and results of operation.
LEASE AGREEMENTS
We have entered into lease commitments for office space in Wilmington, Massachusetts, and Toronto, Ontario. The minimum lease payments disclosed below include the non-cancelable terms of the leases. In the fourth quarter of 2008, we vacated the Toronto, Ontario office and have subleased the space through June 30, 2010.
RESEARCH AGREEMENTS
We have entered into various agreements for research projects and clinical studies. As of June 30, 2009, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,202,000. Included in this future minimum payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc., which is renewable on an annual basis, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2009 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at June 30, 2009:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5
Operating lease obligations	$1,437,000	$441,000	$960,000	$36,000	$—
Purchase obligations (1, 2)	3,124,000	2,676,000	448,000	—	—
Minimum royalty obligations (3)	741,000	336,000	297,000	108,000	—

Total obligations	$5,302,000	$3,453,000	$1,705,000	$144,000	$—

1)	Research and development projects include various commitments including obligations for our study on the treatment of actinic keratoses and reduction of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under operating leases was approximately $97,000 and $196,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $111,000 and $221,000 for the comparable 2008 periods.
INFLATION
Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on our operating costs. We have included an inflation factor in our cost estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any non-U.S. government single issue, issuer or type of investment. Our investments consist of United States government securities and high grade corporate bonds. All investments are carried at market value.
As of June 30, 2009, the weighted average yield to maturity on our investments was 3.84%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2009, the fair market value of the portfolio would decline by $115,000. Declines in interest rates could, over time, reduce our interest income.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to management’s statements regarding our focus for 2009, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, management’s beliefs regarding the unique nature of Levulan® and its use and potential use, expectations regarding the enrollment and timing of results of clinical trials and investigator studies, future development of Levulan® and our other products and other potential indications, beliefs concerning manufacture of the BLU-U®, intention to pursue licensing, marketing, co-promotion, collaboration or acquisition opportunities, status of clinical programs for all other indications and beliefs regarding potential efficacy and marketing, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of certain light sources, expectations regarding additional market expansion and increased sales, expectations regarding the marketing and distribution of Levulan® Kerastick® by Daewoong Pharmaceutical Co., Ltd. and Stiefel Laboratories, Inc., beliefs regarding the clinical benefit of Levulan® PDT for other indications, expectations regarding the confidentiality of our proprietary information, statements of our intentions to seek additional U.S. and foreign regulatory approvals, and to market and increase sales outside the U.S., beliefs regarding regulatory classifications, filings, timelines, off-label use and environmental compliance, beliefs concerning patent disputes and litigation, intentions to defend our patent estate, the impact of a third-party’s regulatory compliance and fulfillment of contractual obligations, beliefs concerning the impact of price increases, expectations of increases or decreases in cost of product sales, expected use of cash resources, requirements of cash resources for our future liquidity, beliefs regarding investments, beliefs regarding economic conditions, beliefs concerning increased margins, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition including from Metvixia®, expectations for growth of PDT segment revenues and reduction of Non-PDT segment revenues, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding legal expenses, sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, intention to raise additional funds to meet capital requirements and the potential dilution and impact on our business, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick® and BLU-U® units, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance, the enforceability of our patents, the impact of generic products, our beliefs regarding our sales and marketing efforts, competition with other companies, the adoption of our products, and the outcome of such efforts, our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, the volatility of our stock price, the impact of our rights plan, the possibility that the holders of options and warrants will purchase our common stock by exercising these securities, statements regarding milestone payments to former Sirius shareholders, statements regarding the possibility of other companies distributing our products, statements regarding failure to renew the agreement with Sochinaz, statements regarding our royalty revenues, statements regarding the impact of our marketing and sales efforts on revenues and financial conditions and statements regarding the termination of the agreement with River’s Edge. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products, pricing and timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds and profitability, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In October 2008, we were notified that Winston Laboratories, Inc. had filed a demand for arbitration against us. The demand for arbitration arose out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement, which we refer to together as the Agreement, and claimed that we breached the Agreement. The matter was settled on April 28, 2009 for cash consideration of $75,000, a mutual release and other customary terms.
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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate”, “believe”, “expect”, “future” and “intend” and similar expressions to identify forward-looking statements. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.
Risks Related To DUSA
We Are Not Currently Profitable And May Not Be Profitable In The Future Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.
If We Do Not Become Profitable, We May Need More Capital.
We have approximately $16,382,000 in cash, cash equivalents and marketable securities as of June 30, 2009. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. If we are unable to become profitable in the near term, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
If A Competitive Product Is Successful Our Market Share Could Decrease and Our Ability Become Profitable Could Be Delayed
On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any DUSA patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004 and it is directly competitive with our Levulan® Kerastick® product. Metvixia® is now commercially available and its price is comparable to the price of Levulan®. We are entitled to royalties from PhotoCure on its net sales of Metvixia, however, since it is marketed in the U.S. by a large dermatology company, which has a large sales force and considerably more resources than we have, our ability to maintain or increase our market could be significantly hampered.
Our Ability To Become Profitable May Be Delayed Since We No Longer Sell Nicomide® As A Prescription Product.
On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge Pharmaceuticals, LLC and an amendment to our Settlement Agreement with River’s Edge which we entered into in October 2007 to settle certain patent litigation. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we were paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. In April 2009, we and River’s Edge entered into an Amendment to the License Agreement (the “License Amendment”). The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, we are required to transfer all of our rights, title and interest in and to our patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make a minimum guaranteed payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment during the three-month period ended June 30, 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations. We have not received payments which were due on June 1, July 1 and August 1, 2009. We are evaluating our options to collect the outstanding amounts due from River’s Edge under the License Agreement, as amended, and have not yet determined our course of action. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days prior written notice to us. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. Once we receive $5,000,000 under the terms of the License Agreement, we will no longer receive any revenues from sales of this product. If the License Agreement is terminated before we receive $5,000,000, we may consider selling the product in accordance with the Dietary Supplement Health and Education Act, but in that case, we would expect volume and revenues to be lower than historical levels.

Another company has launched a substitutable niacinamide product. In July 2009, River’s Edge filed a lawsuit against it alleging infringement of this patent, and the validity of the Nicomide® patent could be tested again. It is too early in the litigation to assess the possible outcomes. Also, new products have been launched that are competing with Nicomide®.
If Product Sales Do Not Continue to Increase, We May Not Be Able To Advance Development Of Our Other Potential Products As Quickly As We Would Like To, Which Would Delay The Approval Process And Marketing Of New Potential Products, if approved.
If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon our development program for solid organ transplant recipients or other programs we may wish to initiate. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition and results of operations. Without sufficient product sales, we would need alternative sources of funding. There is no guarantee that adequate funding sources could be found to continue the development of our technology.
Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products And Become Profitable.
The manufacture and marketing of our products are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:
•	approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

•	controlled research and testing of some of these products even after approval,

•	control of marketing activities, including advertising and labeling, and

•	state permits for the sale and distribution of products manufactured out-of-state.
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
Due to the recent tightening of global credit, there may be disruption or delay in the performance by our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including the active ingredient in Levulan® and key portion of the BLU-U®, portions of our product manufacturing, royalty revenues, clinical development of future collaboration products, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected. See “Risk Factor — Our Ability To Become Profitable May Be Delayed Since We No Longer Sell Nicomide® As A Prescription Product.”
If the Economic Slowdown Affects Our Market, Our Cash Burn Will Increase And Our Ability To Achieve Profitability Will Be Delayed.
We are aware that a portion of our revenues is generated by patients that pay for their procedures out-of-pocket. We believe that the recession may be causing these patients to postpone or cancel their procedures, reducing our volume, and, if this continues, we will be required to use more of our cash. This could cause a delay in our ability to achieve profitability on a sustainable basis.
If any of our large customers were to suffer economic hardship and fail to pay us for their purchases of our products, our ability to reach profitability could be delayed.
We Have Significant Losses And Anticipate Continued Losses.
We have a history of operating losses. We expect to have continued losses until sales of our products increase substantially. We incurred net losses of $6,250,000, $14,714,000 and $31,350,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and $2,460,000 for the six-month period ended June 30, 2009. As of June 30, 2009, our accumulated deficit was approximately $144,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on a sustainable basis, if at all.
If We Are Unable To Obtain The Necessary Capital To Fund Our Operations, We Will Have To Delay Our Development Program And May Not Be Able To Complete Our Clinical Trials.
We will need substantial additional funds to fully develop, manufacture, market and sell other potential products. We may obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements. Depending on the extent of available funding, we may delay, reduce in scope or eliminate our SOTR research and development program. We may also choose to license rights to third parties to commercialize products or technologies that we would otherwise have attempted to develop and commercialize on our own which could reduce our potential revenues.
The availability of additional capital to us is uncertain. There can be no assurance that additional funding will be available to us on favorable terms, if at all. Any equity financing, if needed, would likely result in dilution to our existing shareholders, and debt financing, if available, would likely involve significant cash payment obligations and include restrictive covenants that would adversely affect the operation of our business. Failure to raise capital if needed could materially adversely affect our business, our financial condition, results of operations and cash flows.

If We Are Not Successful With The Reexamination Of Our Patent, We Could Lose Market Share.
In January 2009, we filed a request for reexamination with the United States Patent and Trademark Office (“USPTO”) of one of the patents licensed from Queens University covering certain methods of using our product, Levulan® , for our FDA-approved indication. The USPTO accepted our request for reexamination during the first quarter of 2009. There is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete. The patent is due to expire in 2013. If the USPTO finds that the patent is invalid, generic competitors could enter the market and we could lose market share. This would adversely affect our financial condition and results of operations and possibly prevent us from becoming profitable.
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
The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The patents covering our AK product do not start to expire until 2013. In January 2009, we filed an application with the USPTO for reexamination of one of our patents. If the USPTO determines that the patent is invalid, generic competitors could enter the market.
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
Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to us, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third-parties conducting clinical studies with ALA in countries outside the United States where PARTEQ, the licensor of our ALA patents, does not have patent protection. In addition, a number of third-parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents but would compete with our Levulan® products even though they are marketed for different uses.
On August 12, 2008, we entered into a worldwide non-exclusive patent License Agreement to our patent covering Nicomide® with River’s Edge and an amendment to our Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we were paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. In April 2009, we and River’s Edge entered into an Amendment to the License Agreement (the “License Amendment”) originally entered into in August 2008. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to DUSA’s patent know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make a minimum guaranteed payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment during the three-month period ended June 30, 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations. We have not received payments which were due on June 1, July 1 and August 1, 2009. We are evaluating our options to collect the outstanding amounts due from River’s Edge under the License Agreement, as amended, and have not yet determined our course of action. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days prior written notice to us. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us.
Another company has launched a substitutable niacinamide product. In July 2009, River’s Edge filed a lawsuit against them alleging infringement of this patent, and the validity of the Nicomide® patent could be tested again. It is too early in the litigation to assess the possible outcomes. Also, new products have been launched that are competing with Nicomide®. These events could negatively impact our royalty revenues and delay our ability to be profitable.
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
Litigation Is Expensive And We May Not Be Able To Afford The Costs.
The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, in a lawsuit against a third-party for infringement of our patents in the United States, that third-party may challenge the validity of our patent(s) as could happen in the River’s Edge litigation mentioned above. We cannot guarantee that a third-party will not claim, with or without merit, that our patents are not valid or that we have infringed their patent(s) or misappropriated their proprietary material. We could get drawn or decide to join into, this litigation. Defending these types of legal actions involve considerable expense and could negatively affect our financial results.
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
We cannot guarantee that problems will not arise with production yields, costs or quality as we and our suppliers manufacture our products. Any manufacturing problems could delay or limit our supplies which would hinder our marketing and sales efforts. If our facility, any facility of our contract manufacturers, or any equipment in those facilities is damaged or destroyed, we may not be able to quickly or inexpensively replace it. Likewise, if there are quality or supply problems with any components or materials needed to manufacturer our products, we may not be able to quickly remedy the problem(s). Any of these problems could cause our sales to suffer and could increase costs.
The third-party contract relating to the supply of the active ingredient in Levulan® is scheduled to expire in December of this year. If we cannot renew this agreement on terms which are acceptable to us, we would need to find a new source of supply. If we have any delay or problems with a new manufacturer, our revenues and results of operations could suffer.
We Have Only Limited Experience Marketing And Selling Pharmaceutical Products Outside of the United States And As A Result, Our Revenues From Product Sales May Suffer.
If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We are in negotiations with Stiefel, our distributor in Latin America, because they did not purchase the required minimum number of Kerastick® units under our agreement. Both parties have the right to terminate the contract. Stiefel has announced that it plans to be acquired by GlaxoSmithKline, or GSK, and we do not know whether GSK wants to continue to distribute the Levulan® Kerastick®. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, and other products will be adversely affected, which would adversely affect our financial condition.
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
Our Potential Products Are In Early Stages Of Development And May Never Result In Any Commercially Successful Products.
To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products. Except for Levulan® PDT for AKs, the BLU-U® for acne, the ClindaReach® pledget and several other products we acquired in our merger with Sirius, all of our other potential product candidates are at an early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:
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
We Must Receive Separate Approval For Any Drug or Medical Device Products Before We Can Sell Them Commercially In The United States Or Abroad.
Any potential Levulan® product will require the approval of the FDA before it can be marketed in the United States. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To the best of our knowledge, the FDA has approved only three drugs for use in photodynamic therapy, including Levulan® . This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.
We cannot predict whether we will obtain any other regulatory approvals. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT or photodetection, known as PD, is safe and effective for any new use we may study. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy.
We have been informed by FDA that the agency does not believe that our application for Orphan Drug designation of use of Levulan® in immunosuppressed solid organ transplant patients should be granted. If we cannot obtain this designation, we may not continue to develop this indication. We have requested a meeting with the FDA to provide further clarification on the application and the related target population.
We have been informed by FDA that our 510(k) application for clearance of our BLU-U® to treat severe acne requires additional clinical data. After further discussions with FDA, we may decide to withdraw this application.
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 85 employees, including 2 part-time employees, as of June 30, 2009. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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
Risks Related To Our Industry
Product Liability And Other Claims Against Us May Reduce Demand For Our Products Or Result In Damages.
We Are Subject To Risk From Potential Product Liability Lawsuits Which Could Negatively Affect Our Business.
The development, manufacture and sale of medical products expose us to product liability claims related to the use or misuse of our products. Product liability claims can be expensive to defend and may result in significant judgments against us. A successful claim could materially harm our business, financial condition and results of operations. Additionally, we cannot guarantee that continued product liability insurance coverage will be available in the future at acceptable costs. If the cost is too high, we may have to self-insure.
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
On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix ® (known in the United States as Metvixia®)

products for any DUSA patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004 and it is directly competitive with our Levulan® Kerastick® product. Metvixia® is now commercially available and its price is comparable to the price of Levulan®. We are entitled to royalties from PhotoCure on its net sales of Metvixia, however since it is marketed in the U.S. by a large dermatology company which has a large sales force and considerably more resources than we have, our ability to maintain or increase our market could be significantly hampered.
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
In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices near and below $1.00. On October 16, 2008, and several times since then, Nasdaq suspended the enforcement of rules requiring a minimum $1.00 closing bid price, but the suspension ended July 31, 2009, and the rule is now in force again. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.
Our Results Of Operations And General Market Conditions For Specialty Pharmaceutical And Biotechnology Stocks Could Result In Sudden Changes In The Market Value Of Our Stock.
The price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our shareholders as compared to less volatile stocks. From January 1, 2008 to August 10, 2009, the price of our stock has ranged from a low of $0.87 to a high of $2.58. Factors that contributed to the volatility of our stock during this period included:
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
As of August 10, 2009, there were outstanding options and warrants to purchase 4,989,000 shares of common stock, with exercise prices ranging from $1.08 to $31.00 per share for options, and exercise prices ranging from $2.85 to $6.00 per share for warrants. In addition, there are 393,250 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Matters submitted to a vote of security holders of DUSA at the Annual Meeting of Shareholders held June 9, 2009 included the election of eight (8) directors, and the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for DUSA for 2009.
     a) The following persons were elected to serve as directors of the Corporation:

		Votes		Broker
	Votes Cast For	Withheld	Abstained	Non-votes

John H. Abeles	19,075,008	639,153	-0-	-0-
David M. Bartash	19,111,596	602,565	-0-	-0-
Alexander W. Casdin	19,108,872	605,289	-0-	-0-
Robert F. Doman	19,100,208	613,953	-0-	-0-
Jay M. Haft	19,096,771	617,390	-0-	-0-
Marvin E. Lesser	19,111,159	603,002	-0-	-0-
Richard C. Lufkin	19,094,138	620,023	-0-	-0-
Magnus Moliteus	19,108,815	605,346	-0-	-0-
b) The shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for DUSA for 2009 as follows:

		Votes Cast		Broker
	Votes Cast For	Against	Abstained	Non-votes

Deloitte & Touche LLP	19,114,558	588,484	11,118	-0-
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert F. Doman
President and Chief Executive Officer (principal executive officer)

Dated August 11, 2009

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated August 11, 2009

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2009.