Form 10-K
period 2009-12-31
DUSA PHARMACEUTICALS INC
filed 2010-03-04
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
(TITLE OF CLASS)
COMMON STOCK, NO PAR VALUE
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 2, 2010, the Registrant had 24,108,908 shares of Common Stock, no par value, outstanding.
     Based on the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 30, 2009 ($1.10) (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,741,353.
DOCUMENTS INCORPORATED BY REFERENCE

Document
Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2009 are incorporated by reference into Part III of this report.
Items 10, 11, 12, 13 and 14

TABLE OF CONTENTS TO FORM 10-K
PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	20
ITEM 1B.	UNRESOLVED STAFF COMMENTS	30
ITEM 2.	PROPERTIES	30
ITEM 3.	LEGAL PROCEEDINGS	30
ITEM 4.	RESERVED	30
EX-21.A
EX-23.A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99.1
PART II
PART III

Exhibit Index
EX-21.A: SUBSIDIARIES OF THE REGISTRANT
EX-23.A: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION
EX-99.1: PRESS RELEASE

PART I
     This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. and subsidiaries (referred to as “DUSA,” “we,” and “us”) contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA’s industry, management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 20 through 30, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
ITEM 1. BUSINESS
General
     DUSA is a vertically integrated dermatology company that is developing and marketing Levulan® photodynamic therapy, or Levulan® PDT, and other products for common skin conditions. Our marketed products include Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, and ClindaReach®.
     We devote most of our resources to advancing the development and marketing of our Levulan® PDT technology platform. In addition to our marketed products, our drug, Levulan® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® PDT. The Kerastick® is our proprietary applicator that delivers Levulan®. The BLU-U® is our patented light device.
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
     Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide® was its key product, a vitamin-mineral product prescribed by dermatologists. We merged with Sirius in March 2006. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. As we previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® in June 2008.
     On August 12, 2008, we entered into a worldwide non-exclusive patent license agreement with respect to our patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our settlement agreement with River’s Edge regarding earlier litigation. The amendment to the settlement agreement allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we were paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales. In April 2009, we and River’s Edge entered into an Amendment to the License Agreement, or License Amendment. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we are required to transfer all of our rights, title and interest in and to DUSA’s patent, know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of

$2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the licensed products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. We are recording the revenue under the License Amendment on a cash basis. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations, but have not received any further payments. We are considering our options relative to the collection of amounts due from River’s Edge and termination of the License Agreement, which we have the right to do for non-payment. Two other companies have launched substitutable niacinamide products. The validity of the Nicomide® patent is being tested again as a request for exparte reexamination of this patent was filed by a third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. An order issued by the USPTO on October 16, 2009 accepted the request for reexamination and we have received the first office action. At this time we are unable to assess the possible outcome of the reexamination.
     We manufacture our Levulan® Kerastick®. We are also responsible for the regulatory, sales, marketing, customer service and other related activities for all of our products, including our Levulan® Kerastick®. We are developing Levulan® PDT under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. In January 2009, we filed a request for reexamination with the United States Patent and Trademark Office, or USPTO, of one of the patents licensed from Queens University covering certain methods of using our product, Levulan®, for our FDA-approved indication. The USPTO accepted our request for reexamination during the first quarter of 2009 and we have responded to the first office action. There is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete. The patent is due to expire in 2013. If the USPTO finds that the patent is invalid, generic competitors could enter the market earlier than otherwise anticipated and revenues could be adversely affected. This would adversely affect our financial condition and results of operations and possibly prevent us from becoming profitable on an annual basis. We also own or license certain other patents relating to methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
     As of December 31, 2009, we had an accumulated deficit of approximately $144,359,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on an annual basis. We must increase sales from current levels in order for us to reach profitability on an annual basis. We cannot provide any assurance that we will be able to increase sales sufficiently from these levels, nor can we provide assurance that an increase in sales will cause us to be profitable on an annual basis.
     Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company” and “DUSA” refer to DUSA Pharmaceuticals, Inc., a New Jersey corporation.
     We were incorporated on February 21, 1991, under the laws of the State of New Jersey. Our principal executive office is located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500) (web address: www.dusapharma.com). On February 29, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary, to coordinate our research and development efforts. DUSA Acquisition Corp., now known as Sirius Laboratories, Inc., also a wholly-owned subsidiary of DUSA, was formed on January 26, 2006, in connection with the Sirius merger. We have financed our operations to date, primarily from sales of our products, sales of securities in public offerings, private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, or the Act, including private placements under Regulation D of the Act, and from payments received from marketing collaborators. See the sections entitled “Management’s Discussion and Analysis of Financial Condition — Overview; — Results of Operations; and — Liquidity and Capital Resources”.

Business Strategy
     The key elements of our strategy include the following:
•	Expand the Marketing and Sales of Our Products. Continue to drive PDT growth domestically through a focused effort to increase sales of our PDT products to both new and existing medical dermatology customers, and internationally through continued support of our partners. Increase the return on our Non-PDT products through establishing and growing the market for ClindaReach®.

•	Conduct Selected Research Programs. In May 2009, we initiated a Phase II clinical trial at seven clinical trial sites across the United States for the treatment of broad area actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. We expect to enroll up to 36 patients, which could take at least one year. We expect that we would receive preliminary results from the study in approximately 15 months and full results in approximately two years.

•	Enter into Strategic Alliances. If we determine that the development program for a given indication may be beyond our own resources or may be advanced to market more rapidly by collaborating with a corporate partner, we may seek opportunities to license, market or co-promote our product opportunities.

•	Improve Third-party Reimbursement for Our Products. We plan to continue to support activities to improve and/or pursue third-party reimbursement for our products.

•	Use the Results of Independent Researchers to Identify New Applications. We continue to support research by independent investigators so that we have the benefit of the resulting anecdotal human data for use in evaluating potential Levulan® indications for corporate development.
PDT Overview
     In general, photodynamic therapy, or PDT, is a two-step process:
•	The first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to collect in specific cells.

•	The second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.
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

     PDT can be a highly selective treatment that targets specific tissues while minimizing damage to normal surrounding tissues. It also can allow for multiple courses of therapy. The most common side effect of photosensitizers that are applied topically or taken systemically is temporary skin sensitivity to bright light. Patients undergoing PDT treatments are usually advised to avoid direct sunlight and/or to wear protective clothing during this period. Patients’ indoor activities are generally unrestricted except that they are told to avoid bright lights. The degree of selectivity and period of skin photosensitivity varies among different photosensitizers and is also related to the drug dose given. Unless activated by light, photosensitizers have no direct PDT effects.
Our Levulan® PDT Platform
Our Levulan® Brand of ALA
     We have a unique approach to PDT using the human cell’s own natural processes. Levulan® PDT takes advantage of the fact that ALA is the first product in a natural biosynthetic pathway present in virtually all living human cells. In normal cells, the production of ALA is tightly regulated through a feedback inhibition process. In our PDT system, excess ALA (as Levulan®) is added from outside the cell, bypassing this normal feedback inhibition. The ALA is then converted through a number of steps into a potent natural photosensitizer named protoporphyrin IX, or PpIX. This is the compound that is activated by light during Levulan® PDT, especially in fast growing cells. Any PpIX that remains after treatment is eliminated naturally by the same biosynthetic pathway.
     We believe that Levulan® is unique among PDT agents. It has the following features:
•	Naturally Occurring. ALA is a naturally occurring substance found in virtually all living human cells.

•	Small Molecule. Levulan® is a small molecule that is easily absorbed whether delivered topically, orally, or intravenously.

•	Highly Selective. Levulan® is not itself a photosensitizer, but is a pro-drug that is converted through a cell-based process into the photosensitizer PpIX. The combination of topical application, tissue specific uptake, conversion into PpIX and targeted light delivery make this a highly selective process. Therefore, under appropriate conditions, we can achieve selective clinical effects in targeted tissues with minimal effects in normal surrounding and underlying tissues.

•	Controlled Activation. Levulan® has no PDT effect without exposure to light at specific wavelengths, so the therapy is easily controlled.
     Scientists believe that the accumulation of PpIX following the application of Levulan® is more pronounced in:
•	rapidly growing diseased tissues, such as precancerous and cancerous lesions.

•	conditions characterized by rapidly proliferating cells such as those found in psoriasis and certain microbes, and

•	in certain normally fast-growing tissues, such as hair follicles, sebaceous glands, esophageal mucosa and the lining of the uterus.
Our Kerastick® Brand Applicator
     We designed our proprietary Kerastick® specifically for use with Levulan® and refer to it as the Levulan® Kerastick®. It is a single-use, disposable applicator, which allows for uniform application of Levulan® topical solution in standardized doses. The Kerastick® has two separate glass ampoules, one containing Levulan® powder and one containing a liquid vehicle, both enclosed within a single plastic tube and an outer cardboard sleeve. There is a filter and a metered dosing tip at one end. Prior to application, the physician, nurse or other qualified healthcare practitioner crushes the ampoules and shakes the Kerastick® according to directions to mix the contents into a solution. The Kerastick® tip is then dabbed onto the individual AK lesions, releasing a predetermined amount of Levulan® 20% topical solution.
Our Light Sources
     Customized light sources are critical to successful Levulan® PDT because the effectiveness of Levulan® therapy depends on delivering light at an appropriate wavelength and intensity. We intend to continue to develop combination drug and light device systems, in which the light sources:

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
     We believe non-laser, non-pulsed light sources in comparison to lasers and high-intensity pulsed light sources, are:
•	safer,

•	simpler to use,

•	more reliable, and

•	less expensive.
     For treatment of AKs, our BLU-U® uses blue light which is a potent activator of PpIX and does not penetrate deeply into the skin. Longer red wavelengths penetrate more deeply into tissue but are not as potent activators of PpIX. Therefore, for treatment of superficial lesions of the skin, such as AKs, our therapy uses relatively low intensity, non-laser, non-pulsed BLU-U®, which is designed to treat areas such as the face or scalp. For treatment of diseases that may extend several millimeters into the skin or other tissues, including many forms of cancer; high-powered red light is usually preferable. We have also received clearance from the FDA to market the BLU-U® without Levulan® for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.
Our Products
     The following table outlines the development status of our key products and planned product candidate. Our research and development expenses for the last three years were $4,313,000 in 2009, $6,643,000 in 2008 and $5,977,000 in 2007.

Indication/Product	Regulatory status
Levulan® Kerastick® and BLU-U® for PDT of AKs	Approved
BLU-U® Treatment of Moderate Inflammatory Acne Vulgaris and general dermatological conditions Without Levulan®	Market Clearance(1)
ClindaReach® Levulan® PDT for SOTR	ANDA(2) Phase II Clinical Trial(3)

(1)	In September 2003, the FDA provided market clearance

(2)	ANDA owned by L. Perrigo Company.

(3)	We initiated this Phase II clinical trial in 2009.
Dermatology Indications
Actinic Keratoses.
     AKs are superficial precancerous skin lesions usually appearing in sun-exposed areas as rough, scaly patches of skin with some underlying redness. The traditional methods of treating AKs are cryotherapy, or the deep freezing of skin, using liquid nitrogen; 5-fluorouracil cream, or 5-FU; and surgery, for especially thick or suspicious lesions. In recent years, imiquimod and diclofenac have also been used for the treatment of AKs. Although any of these methods can be effective, each has limitations and can result in significant side effects. Cryotherapy is non-selective, can be painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving temporary or permanent white spots. In addition, because there is no standardized treatment protocol, results are not uniform. 5-FU can be highly irritating and requires twice-a-day application by the patient for approximately 2 to 4 weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment, an additional 1 to 2 weeks of healing is required. Surgery is generally most useful for one or a few individual lesions, but not large numbers of lesions, and leaves permanent scars. Imiquimod or diclofenac require extended applications of cream, lasting up to 3 or 4 months, during which the skin is often very red and inflamed. Our approved treatment method involves applying Levulan® 20% topical solution using the Kerastick® to individual AK lesions, followed 14 to 18 hours later with exposure to our BLU-U® for approximately 17 minutes. In our Phase III trials, using this overnight drug application, our treatment produced varying degrees of pain during light treatment, but the therapy was generally well tolerated. The resulting redness and/or inflammation generally resolved within days without any change in pigmentation.
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
     Over-the-counter treatments are not effective for many patients and can result in side effects including drying, flaking and redness of the skin. Prescription antibiotics lead to improvement in many cases, but patients must often take them on a long-term basis, with the associated risks including increased antibiotic resistance. Blue light alone has been shown to improve mild to moderate inflammatory acne, in part, by targeting the bacterium Propionibacterium acnes (P. acnes), which accumulates its own photosensitizer much like that produced by Levulan® in the skin, and possibly by other anti-inflammatory actions.
     DUSA has clearance from the FDA to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.
Solid Organ Transplant Recipients (SOTR).
     We have initiated a DUSA-sponsored Phase II clinical trial for the treatment of actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTRs, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. We expect to enroll up to 36 patients at seven clinical trial sites across the United States which could take at least one year. We expect that we could receive preliminary results from the study in approximately 15 months and full results in approximately two years. To date, the pace of enrollment in the study has been slower than we anticipated at the outset of the trial. In May 2008, we filed an Orphan Drug Designation Application with the FDA for the prevention of cancer occurrence in these patients. We received initial correspondence that the application was not granted on the basis that the agency believed that the prevalence of the target population with the disease state is greater than 200,000, which is the maximum number of patients allowed under the Orphan Drug legislation. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency invited us to submit an amendment to our application for further evaluation. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application. We expect to make the formal submission in March 2010.
Other Potential Levulan® Indications
     We believe that there may be numerous other potential uses for Levulan® PDT in dermatology, and we intend to continue to support, research in several of these areas, with corporate-sponsored trials, pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of the additional potential uses for Levulan® in dermatology may include treatment of skin conditions such as psoriasis, onychomycosis, warts, molluscum contagiosum, oily skin, acne rosacea, cystic acne, inflamed or infected sweat glands (hidradenitis suppurativa), and cancers, such as squamous cell carcinomas and cutaneous T-cell lymphomas. Of these potential indications, we are supporting investigator-sponsored studies for hidradenitis suppurativa, acne vulgaris, non-melanoma skin cancer, warts, and inflammatory acne. There are other potential indications outside of dermatology that we could pursue with sufficient resources, including, but not limited to, treatment of brain cancer.

[1]	Accutane ® is a registered trademark of Hoffmann-La Roche, Inc.

Internal Indications
Oral Cavity Dysplasia.
     Since November 2004 we have been supporting a clinical trial under the terms of an agreement with the National Cancer Institute (NCI) Division of Cancer Prevention (DCP) for the treatment of oral cavity dysplasia. The NCI DCP used its resources to file its own investigational new drug application with the FDA. DUSA and the NCI DCP worked together to prepare the overall clinical development plan for Levulan® PDT in this indication, starting with Phase I/II trials. A Phase I clinical trial was launched in April 2008, which continues to accrue patients. Our costs related to this study are limited to providing Levulan®, leasing lasers and providing the necessary training for the investigators involved. All other costs of this study are the responsibility of the NCI DCP. We have options on any new intellectual property which may arise from this study. Depending on the results of the study, NCI may choose to move forward with a Phase II trial.
Supply Partners
National Biological Corporation.
     On June 21, 2004, we signed an amended and restated purchase and supply agreement with National Biological Corporation, or NBC, the principal manufacturer of our BLU-U® brand light source. This agreement permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On June 29, 2009, we extended the term of this agreement with NBC until June 30, 2011. We have an option to further extend the term for an additional two (2) years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
Sochinaz SA.
     Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. In 2009, the parties renewed the agreement until December 31, 2015 on substantially the same terms, albeit with a revised pricing schedule to cover the new term. Sochinaz is our sole source for Levulan® and while we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.
L. Perrigo Company.
     On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach®, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in October 2010 and may be renewed based on certain minimum purchase levels and other terms and conditions.
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
Licenses
PARTEQ
     We license (or, in the case of the patents in Australia, were assigned) the patents underlying our Levulan® PDT system under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ, the licensing arm of Queen’s University, Kingston, Ontario. Under the agreement, which became effective August 27, 1991, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ’s patent rights, to make, have made, use and sell products which are precursors of PpIX, including ALA. The agreement also covers any improvements discovered, developed or acquired by or for PARTEQ, or Queen’s University, to which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen’s University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.
     When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. In January 2009, we filed a request for reexamination of one of the Queen’s patents with the USPTO. The USPTO accepted our request for reexamination during the first quarter of 2009 and we have responded to the first office action. There is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete. The patent is due to expire in 2013. If the USPTO finds that the patent is invalid, generic competitors could enter the market earlier than otherwise anticipated and our revenues could be adversely affected. This would adversely affect our financial condition and results of operations and possibly prevent us from becoming profitable on an annual basis. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $95,000 as of December 31, 2009) in order to retain the license. For 2009, royalties exceeded this minimum. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.
     Together with PARTEQ and Draxis Health, Inc., our former parent, we entered into an agreement, known as the ALA Assignment Agreement, effective October 7, 1991. According to the terms of this agreement we assigned to Draxis our rights and obligations under the PARTEQ license agreement to the extent they relate to Canada. On February 24, 2004, we reacquired these rights and agreed to pay an upfront fee and a 10% royalty on sales of the Levulan® Kerastick® in Canada over a five-year term following the first commercial sale in Canada, which ended in the second quarter of 2009. Draxis also agreed to assign to us the Canadian regulatory approvals for the Levulan® Kerastick® with PDT for AKs. We also hold Canadian regulatory approval for the BLU-U®. In 2004, we appointed a Canadian distributor who launched our Levulan® Kerastick® and BLU-U® in Canada. See the section entitled “Distribution.”
Winston Laboratories Arbitration Settlement
     In October 2008, we were notified that Winston Laboratories, Inc. had filed a demand for arbitration against us. The demand for arbitration arose out of two agreements known as the 2006 Micanol License Agreement and the 2006 Micanol Transition License Agreement, and claimed that the Company breached the agreements. Winston Laboratories claimed damages in excess of $2.0 million. The matter was settled on April 28, 2009 for cash consideration of $75,000, and a mutual release.
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
     PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, and on January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share.
River’s Edge
     On August 12, 2008, we entered into a worldwide non-exclusive patent license agreement to our patent covering Nicomide®, with River’s Edge and an amendment to our settlement agreement with River’s Edge regarding earlier litigation. The amendment to the settlement agreement allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the license agreement, or License Agreement, and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, we were paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales. In April 2009, we and River’s Edge entered into an amendment to the License Agreement, or License Amendment. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we are required to transfer all of our rights, title and interest in and to DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the licensed products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. We are recording the revenue under the License Amendment on a cash basis. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations, but have not received any further payments. We are considering our options relative to the collection of amounts due from River’s Edge and termination of the License Agreement, which we have the right to do for non-payment. Two other companies have launched substitutable niacinamide products. The validity of the Nicomide® patent is being tested again as a request for exparte reexamination of this patent was filed by a third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. An order issued by the USPTO on October 16, 2009 accepted the request for reexamination and we have received the first office action. It is too early in the reexamination process to assess the possible outcome.
Patents and Trademarks
     We actively seek, when appropriate, to protect our products and proprietary information through United States and foreign patents, trademarks and contractual arrangements. In addition, we rely on trade secrets and contractual arrangements to protect certain aspects of our proprietary information and products.
     Our ability to compete successfully depends, in part, on our ability to defend our patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Patent litigation is expensive, and we cannot assure you that we will defend or successfully defend our patents.
     We have no product patent protection for the compound ALA itself, as our basic patents are for methods of detecting and treating various diseased tissues using ALA or related compounds called precursors, in combination with light. We own or exclusively license patents and patent applications related to the following:
•	methods of using ALA and its unique physical forms in combination with light to treat conditions such as AKs and acne,

•	compositions and apparatus for those methods, and

•	unique physical forms of ALA.
     The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The patents covering our AK product do not start to expire until 2013. In January, 2009 we filed a request for reexamination with the USPTO of one of the patents covering certain methods of using Levulan® for our FDA-approved indication. While we believe that the reexamination will strengthen the patent, there is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete.
     Under the license agreement with PARTEQ, we hold an exclusive worldwide license to certain patent rights in the United States and a limited number of foreign countries. See the section entitled “Business — Licenses”. The United States patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents. Method of treatment patents limit direct infringement to users of the methods of treatment covered by the patents. We have patents and/or pending patent applications in the United States and in a number of foreign countries covering unique physical forms of ALA, compositions containing ALA, as well as ALA applicators, light sources for use with ALA, including our BLU-U® brand light device, and other technology. We cannot guarantee that any pending patent applications will mature into issued patents.

     We also own patents covering Nicomide® and the AVAR® products which we have licensed, and have patent applications pending that will cover other products, if those applications issue as patents, including an application on the design of the applicator wand for ClindaReach® pledgets. The Nicomide® patent expires in 2025 and the AVAR® patent expires in 2021. The validity of the Nicomide patent is being tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. The USPTO accepted the reexamination on October 16, 2009 and has issued its first office action. Also, other new products have been launched that are competing with Nicomide®.
     We have limited patent protection outside the United States, which may make it easier for third parties to compete there. Our basic ALA method of treatment patents and applications have counterparts in only six foreign countries and under the European Patent Convention. See the section entitled “Risk Factors — Risks Related to DUSA”.
     We can provide no assurance that a third-party or parties will not claim, with or without merit, that we have infringed or misappropriated their proprietary rights. A number of entities have obtained, and are attempting to obtain patent protection for various uses of ALA. We can provide no assurance as to whether any issued patents, or patents that may later issue to third parties, may affect the uses on which we are working or whether such patents can be avoided, invalidated or licensed if they cannot be avoided or invalidated. If any third-party were to assert a claim for infringement, as one party has already done, we can provide no assurance that we would be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. Furthermore, we may not be able to afford the expense of defending against any such additional claim.
     In addition, we know that our patents, whether owned or licensed, or any future patents that may issue, have not prevented other companies from developing similar or functionally equivalent products. Further, we cannot guarantee that we will continue to develop our own patentable technologies or that our products or methods will not infringe upon the patents of third parties. In addition, we cannot guarantee that any of the patents that may be issued to us will effectively protect our technology or provide a competitive advantage for our products or will not be challenged, invalidated, or circumvented in the future.
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
     We seek registration of trademarks in the United States, and other countries where we may market our products. To date, we have been issued more than 130 trademark registrations, including trademarks for DUSA ®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap®, and other applications are pending.
Manufacturing
     We manufacture our Levulan® Kerastick® at our Wilmington, Massachusetts facility and we maintain a reasonable level of Kerastick® inventory based on our internal sales projections. In 2005, we received FDA approval to manufacture our BLU-U® brand light source in our Wilmington, Massachusetts facility. However, at this time, we expect to utilize our own facility only as a back-up to our current third-party manufacturer, or for repairs. Our drug, Levulan®, and the BLU-U® brand light source are each manufactured by single source suppliers. We intend to continue to use third-party manufacturers for our Non-PDT Drug Products under agreements we assumed as part of the merger with Sirius. See the section entitled “Business — Supply Partners.”

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
     In January 2006, as amended in September 2007, we entered into an exclusive marketing, distribution and supply agreement with Stiefel Laboratories, Inc., or Stiefel, covering current and future uses of our proprietary Levulan® Kerastick® for PDT in dermatology. The agreement grants Stiefel an exclusive right to distribute, promote and sell the Levulan® Kerastick® in the western hemisphere south of and including Mexico, and all other countries in the Caribbean, excluding United States territories. We manufacture and supply to Stiefel on an exclusive basis in the territory all of Stiefel’s reasonable requirements for the product. The agreement has an initial term of ten years. In September 2007, we amended certain terms of the original Stiefel agreement to reflect our plans to launch in other Latin American countries prior to Brazil. Pursuant to the amendment, Stiefel is scheduled to make aggregate milestone payments to us of up to $2,250,000, as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina which has been paid; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil which has been paid; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. In addition, the transfer price for the product was amended to set a fixed price plus a royalty on net sales, rather than a revenue-sharing arrangement as under the Agreement. The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract years ended in October 2008 and 2009 and April 2009 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay us the difference between its actual purchases and the contractual minimums (a “gross-up” payment). To date, Stiefel has failed to make the gross-up payments, and accordingly, we are considering our remedies, which include, without limitation, appointing one or more other distributors in the territory or terminating the agreement. Also, since Stiefel’s sales to third parties during the contract years ended October 2008 and 2009 and April 2009 were below its minimum purchase obligations, Stiefel has the unilateral right to terminate the contract. Stiefel has not exercised this right.
     On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong Pharmaceutical Co., Ltd. and Daewoong’s wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, together referred to as Daewoong, covering current and future uses of the Levulan® Kerastick® for PDT in dermatology. The agreement grants Daewoong exclusive rights to distribute, promote and sell the Levulan® Kerastick® in Korea, Taiwan, China, including without limitation Hong Kong, India, Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam. We manufacture and supply the product to Daewoong on certain terms and conditions. The agreement has an initial term of ten years (subject to earlier termination and extension provisions). Daewoong will complete final integration and submission on our behalf of all registrations and regulatory filings for the product in the territory. Under the terms of the agreement, Daewoong will make up to $3,500,000 in milestone payments to us, $1,000,000 of which was paid on signing, and $1,000,000 of which was paid upon receipt of Korean regulatory approval of the product. The remaining milestones consist of two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. In order to maintain its exclusive rights, Daewoong is obligated to purchase a certain number of units of the product over the first five years following regulatory approval in Korea. We receive a minimum transfer price per unit plus a percentage of Daewoong’s end-user price if it exceeds a certain level. In 2007, the product was launched Korea, and we began recognizing revenue under the agreement in the fourth quarter of 2007. In the third quarter of 2008, we amended this agreement to allow Daewoong to distribute our product in Japan on a named-patient basis only in order to test this market. This amendment has a term of two years.
     Our Non-PDT Drug Products are distributed through several major wholesalers in the United States pursuant to customary industry arrangements.

Marketing and Sales
     DUSA markets its products in the United States. We have appointed Clarion as our marketing partner for our PDT products in Canada, Stiefel for our Levulan® Kerastick® in Mexico, Central and South America and Daewoong for our Levulan® Kerastick® in several Asian countries. See the section entitled “Business — Distribution.”
     As of December 31, 2009 and 2008, we had 39 and 40, respectively, sales representatives and management deployed nationally.
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
     A number of companies are pursuing commercial development of PDT agents other than Levulan®. These include: Galderma S.A./PhotoMedex; QLT Inc. (Canada); Axcan Pharma Inc. (United States); Miravant, Inc. (United States); and Pharmacyclics, Inc. (United States). Several companies are also commercializing and/or conducting research with ALA or ALA-related compounds. These include: medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne market.
     PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AK and basal cell carcinoma, called BCC, in the European Union, New Zealand, Australia, and countries in Scandinavia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, and on January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia under the patent license to PhotoCure described below, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share.
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
     There are also non-PDT products for the treatment of AKs, including cryotherapy with liquid nitrogen, 5-fluorouracil (Efudex®)2, diclofenac sodium (Solaraze®)3, and imiquimod (ALDARA®)4. Other AK therapies are also known to be under development by companies such as Medigene GmbH, Leo Pharmaceuticals (Australia) and others.
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

[2]	Efudex® is a registered trademark of Valeant Pharmaceuticals International.

[3]	Solaraze® is a registered trademark of SkyePharma PLC.

[4]	ALDARA® is a registered trademark of Graceway Pharmaceuticals, LLC therapeutic or cost advantages for competitive products. We believe that with increased reimbursement for our PDT-related procedure fee, including a 6% increase effective January 2009, our treatment is increasingly financially viable for practitioners, and more competitive with alternative AK therapies from a practice management perspective. However, no assurance can be given that developments by other parties will not render our products uncompetitive or obsolete.
     DUSA also markets the BLU-U® without Levulan® for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions. Our competition for the BLU-U® without Levulan® for moderate inflammatory acne vulgaris is primarily oral antibiotics, topical antibiotics and other topical prescription drugs, as well as various laser and non-laser light sources. As blue light alone for acne is still a relatively new therapy compared to existing therapies and reimbursement has not been established by private insurance companies, which may also affect our competitive position versus traditional therapies which are reimbursed.
     Our principal method of competition with existing therapies of AKs and moderate inflammatory acne vulgaris is patient benefits, including rapid healing and excellent cosmetic results. See the section entitled “Business — Dermatology Indications, Actinic Keratoses; Acne”.
Government Regulation
     The manufacture and sale of pharmaceuticals and medical devices in the United States and other countries are governed by a variety of statutes and regulations. These laws require, among other things:
•	registration and inspection of manufacturing facilities, including adherence to current good manufacturing practice regulations, or cGMPs, quality system regulations, or QSRs, and good laboratory and good clinical practices or GLPs and GCPs;

•	adequate and well-controlled clinical studies and preclinical testing of products;

•	the submission of applications for marketing approval containing manufacturing, preclinical and clinical data and information to establish the safety and efficacy of the product for its intended use;

•	post-approval recordkeeping and reporting, including safety surveillance and reporting of adverse events to regulatory authorities; and

•	compliance with requirements and restrictions for marketing activities, including advertising and labeling.
The process of obtaining marketing approval for a new drug normally takes several years and often involves significant costs. The steps required before a new drug or medical device can be produced and marketed for human use in the United States include:
•	preclinical testing;

•	the filing of an Investigational New Drug application, or IND, for new drugs, and an Investigational Device Exemption application, or IDE, for medical devices;

•	human clinical trials, including the analysis of data collected from those trials; and

•	the preparation, submission, and approval of a New Drug Application, or NDA, for new drugs, or a Premarket Approval Application, or PMA, for medical devices.
     Preclinical testing is conducted in the laboratory and on animals to obtain preliminary information primarily on the safety of a new drug or device, although preclinical data may provide some information relevant to the potential efficacy of the product. The time required for conducting preclinical testing varies greatly depending on the nature of the product and the nature and design of the testing. The collection and analysis of preclinical data can take many years to complete. Such data are submitted to the FDA as part of the IND or IDE. Human studies can begin if the FDA does not object to the IND application.
     The human clinical testing program involves three phases, Phase I, Phase II, and Phase III. Each clinical study is typically conducted under the auspices of an Institutional Review Board, or IRB, at the institution where the study will be conducted. An IRB will consider among other things, ethical factors, the potential risks to study subjects, and the possible liability of the institution. A clinical plan, or “protocol,” must be submitted to the FDA prior to commencement of each clinical trial. All subjects involved in the clinical trial must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical trial at any time before or after a study begins for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA’s human subject protection and IND regulations.

     In Phase I studies are usually conducted on a small number of healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase I studies generally require several months to complete, but can take longer, depending on the drug and the nature of the study. Phase II studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase II studies generally require from several months to two years to complete, but can take longer, depending on the drug and the nature of the study. Phase III involves significant numbers of patients with the targeted disease or condition to provide comparisons against placebo or, in some cases, currently available therapies. Phase III studies generally require from six months to four years to complete, but can take longer, depending on the drug and the nature of the study.
     Data from Phase I, II and III trials are submitted to the FDA with the NDA. The NDA involves considerable data collection from preclinical testing and clinical studies, verification and analysis of data, as well as the preparation of summaries of the chemistry, manufacturing, and control processes. Submission of an NDA does not assure FDA approval for marketing. The application review process may take 180 days but more often it takes one to four years to complete, although reviews of treatments for AIDS, cancer and other serious and life-threatening diseases and conditions may be accelerated, expedited or subject to fast track treatment. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy for the product’s intended use with sufficient levels of statistical significance. However, additional information or data may be required. For example, the FDA may also request long-term toxicity studies, one or more additional pivotal or Phase III studies, or other studies relating to product safety or efficacy. Even with the submission of such data, the FDA may decide that the application does not satisfy its regulatory criteria for approval and may disapprove the NDA. Finally, the FDA may require additional clinical studies following NDA approval, often referred to as Phase IV clinical trials, to confirm safety and efficacy for the intended use.
     Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage with the approved labeling. Adverse experiences with the product must be reported to the FDA. In addition, the FDA may impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur or are discovered after the product reaches the market. After a product is approved for a given indication, the addition of new indications any changes to the dosage form, or dosage levels, and certain other labeling changes for the same product may only be made after a supplemental NDA, or sNDA, is submitted to FDA support the safety and efficacy of the proposed changes and approved by the FDA.
     The FDA regulations also require extensive recordkeeping and reporting of certain manufacturing deviations and certain safety and other information, often referred to as “adverse events” that become known to the manufacturer of an approved drug. Safety information collected through this process can result in changes to a product’s labeling or withdrawal of a product from the market. Usually the preparation and review of a sNDA takes less time than the original NDA because the sNDA may rely upon the data and information from the NDA to support the safety and efficacy of the proposed change.
     On December 3, 1999, the FDA approved the NDA we submitted for Levulan® Kerastick® 20% Topical Solution with PDT for treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp. The commercial version of our BLU-U®, used together with the Kerastick® to provide PDT for the treatment of non-hyperkeratotic AKs of the face or scalp, was approved on September 26, 2000. In September 2003, we received approval from the FDA to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.
     We may develop other potential PDT products for other uses, including treatment of SOTR, which would require significant development, including approval and completion of preclinical and/or clinical testing and PMA approval prior to commercialization. The process of obtaining PMA approvals can be costly and time consuming and there can be no guarantee that the use of Levulan® with any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals.
     Medical devices, such as our light source device, are also subject to the FDA-enforced laws and regulations. These products are required to be tested, developed, manufactured and distributed in accordance with FDA regulations, including cGMP, set forth under QSRs, and good laboratory and clinical practices. Under the Food, Drug and Cosmetic Act, all medical devices are classified as Class I, II or III devices. The classification of a device reflects the level of risk to a patient, with Class III devices having the highest risk and subject to the most stringent requirements and FDA review. Class I devices are generally the lowest risk devices and are subject only to general controls (for example, labeling and adherence to QSRs. Class II devices are generally moderate risk devices and are subject to general controls and special controls (for example, performance standards, postmarket surveillance, FDA guidelines specific to the type of product). Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed Class I or Class II “predicate device,” are subject to general controls and also require clinical testing to assure safety and effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices. The BLU-U® is part of a combination product as defined by FDA and therefore has been classified as a Class III device. Approval of Class III devices require the filing of a PMA with extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device for its intended use. If human clinical trials of a device are required and the device presents a “significant risk,” the manufacturer of the device must file an IDE and receive FDA approval prior to commencing human clinical trials.
     Following receipt of the PMA, the FDA will determine whether the application is sufficiently complete to permit a substantive review, and if so, the agency will accept the PMA for filing and further review. Once the PMA is filed, the FDA begins a review of the PMA application. Under the Medical Device User Fee and Modernization Act, the FDA has 180 days to review a PMA and respond to the applicant. The review of PMAs more often occurs over a significantly protracted time period, and the FDA may take up to two years or more from the date of filing to complete its review. In addition, a PMA for a device which forms part of a combination product with a new drug will not be approved unless and until the NDA is also approved.
     The PMA process can be expensive, uncertain and lengthy. A number of other companies have sought premarket approval for devices that have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee may be convened to review and evaluate the data in a PMA and provide recommendations to the FDA as to whether the device should be approved for marketing. In addition, the FDA will inspect the manufacturing facility to ensure compliance with QSR requirements prior to approval of the PMA. If granted, the premarket approval may include significant limitations on the indicated uses for which the product may be marketed, and the agency may require post-marketing studies of the device. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. Under FDA regulations, we are required to submit reports of certain voluntary recalls and corrections to the FDA. If the FDA believes that a company is not in compliance with applicable regulations, the Agency may issue a notice of noncompliance in the form of inspectional observations on Form FDA-483, general correspondence, or a Warning Letter. If the noncompliance is not corrected to the satisfaction of the FDA, the agency may take any or all of the following legal actions: detain or seize the products, order a recall, impose operating restrictions, temporarily stop the manufacture of the product, seek injunctive relief to enjoin future violations, assess civil penalties against that company, its officers or its employees, and recommend criminal prosecution to the Department of Justice.
     When a drug must be used with a specific medical device to be safe and effective for a specific indication, the drug and the device may be regulated as “combination products.” A combination product generally is defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.). In December 2002, the FDA established the Office of Combination Products, or OCP, whose responsibilities, according to the FDA, will cover the entire regulatory life cycle of combination products, including jurisdictional decisions as well as the timeliness and effectiveness of pre-market review, and the consistency and appropriateness of post-market regulation.
     In connection with our NDA for the Levulan® Kerastick® with PDT for AKs, a combination filing (including a PMA for the BLU-U® light source device and the NDA for the Levulan® Kerastick® was submitted to the Center for Drug Evaluation and Research. The PMA was then separated from the NDA submission by the FDA and reviewed by the FDA’s Center for Devices and Radiological Health. Based upon this experience, we anticipate that any future NDAs for Levulan® PDT will be a combination filing accompanied by PMAs. There is no guarantee that PDT products will continue to be regulated as combination products.
     The United States Drug Price Competition and Patent Term Restoration Act of 1984 known as the Hatch-Waxman Act establishes a 5-year period of marketing exclusivity from the date of NDA approval for new chemical entities approved after September 24, 1984. Levulan® is a new chemical entity and we received 5 years of market exclusivity, which expired on December 3, 2004. After the expiration of the Hatch-Waxman exclusivity period, any third-party who submits an application for approval for a drug product containing ALA must provide a certification for each patent that claims the drug and is listed in the FDA’s Orange Book for Approved Drug Products with Therapeutic Equivalence Evaluations that: (i) no such patent information has been listed (ii) the patent has expired; (iii) marketing will not commence until the patent has expired; or (iv) the patent is invalid or will not be infringed by the manufacture, use, or sale of the product that is the subject of the new application.
     If any person submits an abbreviated NDA, or ANDA, or an NDA that intends to rely on some or all of the data in our Levulan NDA (also referred to as a “505(b)(2)” application), the applicant also must notify us as the NDA holder and the owner of a patent that claims the drug. Such notice will enable us to determine whether to bring a patent infringement lawsuit to protect our patent rights.
     Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country. Prior to marketing a product in other countries, approval by that nation’s regulatory authorities must be obtained. For Levulan® PDT, we have received such approval in Canada, and together with Stiefel under our agreement for Latin America, we have received regulatory approval in Argentina, Brazil, Chile, Colombia and Mexico. Also, together with Daewoong, we have received approval in Korea. We expect to apply for approvals in additional territories.

     Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification requires a comprehensive quality system program and submission of data on a product to a “Notified Body” in Europe. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) audits our facilities annually to verify our compliance with these standards. We will be required to meet these standards should we decide to sell our devices outside of the United States.
     We are subject to laws and regulations that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. This requires that we exercise care in structuring our sales and marketing practices and customer discount arrangements.
     Our international operations are subject to laws and regulations regarding customs, import-export business transactions, and other local laws specific to each country. Among other things, laws in certain countries restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in those countries.
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
     In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices, state pharmacy and wholesale drug distribution laws, and the maintenance of personal health information. As a public company, we are subject to securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We may also be subject to other present and possible future local, state, federal and foreign regulations.
     With the enactment of the Drug Export Amendments Act of the United States in 1986, products not yet approved by the FDA may be exported to certain foreign markets if the product is approved by the importing nation and meets applicable FDA criteria for export. We can provide no assurance that we will be able to get additional approvals for any of our products from any importing nations’ regulatory authorities or be able to participate in additional foreign pharmaceutical markets.
     Our research and development activities have involved the controlled use of certain hazardous materials, such as mercury in fluorescent tubes. We are subject to various laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. During the design, construction and validation phases of our Kerastick® manufacturing facility, we have taken steps to ensure that appropriate environmental controls associated with the facility comply with environmental laws and standards. We can provide no assurance that we will not have to make significant additional expenditures in order to comply with environmental laws and regulations in the future. Furthermore, we cannot assure that current or future environmental laws or regulations will not materially adversely affect our operations, business or assets. Although we believe that our safety procedures for the handling and disposal of such hazardous materials comply with the standards prescribed by current environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an event, we could be held liable for any damages that result, and any such liability could exceed our resources.
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

Segment Reporting
     We operate in two segments, Photodynamic Therapy, or PDT, Drug and Device Products and Non-Photodynamic Therapy, or Non-PDT, Drug Products. Our Levulan® Kerastick® and BLU-U® products comprise our PDT segment, while Nicomide®, ClindaReach® and the other products acquired in the acquisition of Sirius comprise our Non-PDT segment. For more information about our segments, including financial results of each segment, see Note 11 of the Notes to Consolidated Financial Statements.
Information About Geographic Sources of Revenue
     For information about the geographic sources of our revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.
Employees
     At the end of 2009, we had 86 employees, including 2 part-time employees. We also retain numerous independent consultants and temporary employees to support our business needs. We have employment agreements with all of our key executive officers.
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
Risks Related To DUSA
We Are Not Currently Profitable On An Annual Basis And May Not Be Profitable In The Future Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.
If We Do Not Become Profitable, We May Need More Capital
     We have approximately $16,669,000 in cash, cash equivalents and marketable securities as of December 31, 2009. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. If we are unable to become profitable on an ongoing basis in the near term, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
If A Competitive Product Is Successful Our Revenues Could Decline, and Our Ability To Become Profitable Could Be Delayed
     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as

Metvixia®) products for any of our patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, and on January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to be profitable on an ongoing basis.
If We Are Not Successful With The Reexamination Of Our Levulan® Patent, Our Revenues Could Decline.
     In January 2009, we filed a request for reexamination with the United States Patent and Trademark Office, or USPTO, of one of the patents licensed from Queens University covering certain methods of using our product, Levulan®, for our FDA-approved indication. The USPTO accepted our request for reexamination during the first quarter of 2009 and we have responded to the first office action. There is no guarantee that the process will be successful since the USPTO reviews the entire prosecution history of a patent during a reexamination and could determine that some or all of the patent claims are invalid. Typically, a reexamination takes approximately 18 months to complete. The patent is due to expire in 2013. If the USPTO finds that the patent is invalid, generic competitors could enter the market earlier than otherwise anticipated and we could lose revenues. This would adversely affect our financial condition and results of operations and possibly prevent us from becoming profitable on an on-going basis.
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

     We and our manufacturers must continue to comply with current Good Manufacturing Practice regulations, or cGMP, and Quality System Regulation, or QSR, and equivalent foreign regulatory requirements. The cGMP and QSR requirements govern quality control and documentation policies and procedures. In complying with cGMP, QSR and foreign regulatory requirements, we and our third-party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements.
     Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, including our sole source supplier for the active ingredients in Levulan® and the BLU-U® or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, including without limitation, the manufacturer of the BLU-U®, who has received warning letters from the FDA, fail to maintain compliance with FDA regulatory requirements, it would be time-consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations. As part of our FDA approval for the Levulan® Kerastick® for AK, we were required to conduct two Phase IV follow-up studies. We successfully completed the first study; and submitted our final report on the second study to the FDA in January 2004. The FDA has requested additional information, which was provided to them in June 2008. We are awaiting their response. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. Any such problems could affect our ability to become profitable on an ongoing basis.
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
     Due to the tightening of global credit, there may be disruption or delay in the performance by our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including the active ingredient in Levulan® and key portion of the BLU-U®, portions of our product manufacturing, royalty revenues, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.
If The Economic Slowdown Adversely Affects Our Customer’s Ability To Meet Our Payment Terms, Our Cash Flow Would Be Adversely Affected And Our Ability To Achieve Profitability On An Annual Basis Could Be Delayed.
     If any of our large customers were to fail to pay us or fail to pay us on a timely basis for their purchases of our products, our ability to maintain profitability on a sustainable on-going basis could be delayed, and our financial position, results of operations and cash flows could be negatively affected.
We Have Had Significant Losses And May Have Losses In The Future.
     We have had a history of operating losses. We may continue to incur losses on an annual basis unless sales of our products increase from present levels. We incurred net losses of $2,508,000, $6,250,000 and $14,714,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was approximately $144,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on an annual basis, and to sustain profitability if it is achieved.
Our Ability To Use Net Operating Loss Carryforwards and Tax Credit Carryforwards To Offset Future Taxable Income May Be Further Limited As A Result Of Past Or Future Transactions Involving Our Common Stock.
     Under Internal Revenue Code (IRC) Section 382 the amount of our net operating loss carryforwards and other tax attributes that we may utilize to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our common stock. In general, under IRC Section 382, a corporation that undergoes an

“ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. An ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. We currently estimate that our utilization of our net operating loss carryforwards and other tax attributes may be limited due to prior changes in our ownership. We further believe that it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing stockholders), could occur. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits.
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
     Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no compound patent protection for our Levulan® brand of the compound ALA. Our basic ALA patents are for methods of detecting and treating various diseased tissues using ALA (or related compounds called precursors), in combination with light. We own or exclusively license ALA patents and patent applications related to the following:
•	methods of using ALA and its unique physical forms in combination with light to treat conditions such as AKs and acne,

•	compositions and apparatus for those methods, and

•	unique physical forms of ALA.
     We also own patents covering our BLU-U® and our Kerastick®. However, other third parties may have blue light devices or drug delivery devices that do not infringe our patents.
     The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The patents covering our AK product do not start to expire until 2013. In January 2009, we filed an application with the USPTO for reexamination of one of our patents that cover our approved product. The USPTO accepted our request for reexamination during the first quarter of 2009 and we have responded to the first office action. If the USPTO determines that the patent is invalid, generic competitors could enter the market earlier than otherwise anticipated.
     We have limited ALA patent protection outside the United States, which may make it easier for third parties to compete there. Our basic methods of treatment patents and applications have counterparts in only six foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.
     Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to us, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third parties conducting clinical studies with ALA in countries outside the United States where PARTEQ, the licensor of our ALA patents, does not have patent protection. In addition, a number of third parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents but would compete with our Levulan® product even though they are marketed for different uses.
     On August 12, 2008, we entered into a worldwide non-exclusive patent license agreement to our patent covering Nicomide® with River’s Edge and an amendment to our settlement agreement with River’s Edge. The amendment to the settlement agreement allows River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the license agreement and changes certain payment obligations of River’s Edge for sales of its substitutable product. In April 2009, we and River’s Edge entered into an amendment to the license agreement, or License Amendment. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to DUSA’s patent know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment in the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations but have not received any further payments. We are considering our options relative to the collection of amounts due from River’s Edge and termination of the license agreement, which we have the right to do for non-payment. The validity of the Nicomide® patent is being tested again as a request for exparte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. An order issued by the USPTO on October 16, 2009 accepted the request for reexamination and we have received the first office action. It is too early in the reexamination process to assess the possible outcome. These events could negatively impact our revenues and delay our ability to be profitable.
     Furthermore, PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share.
     While we attempt to protect our proprietary information as trade secrets through agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent, we cannot guarantee that these agreements will provide effective protection for our proprietary information. It is possible that all of the following issues could negatively impact our ability to be profitable:
•	these persons or entities might breach the agreements,

•	we might not have adequate remedies for a breach, and/or,

•	our competitors will independently develop or otherwise discover our trade secrets.
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

Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan®, The BLU-U®, ClindaReach®, And Meted®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales.
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
     If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We are in negotiations with Stiefel, our distributor in Latin America, because they did not purchase the required minimum number of Kerastick® units under our agreement. Both parties have the right to terminate the contract. In July 2009, GlaxoSmithKline, or GSK, completed its acquisition of Stiefel, and we do not know whether GSK wants Stiefel to continue to distribute the Levulan® Kerastick®. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, and other products will be adversely affected, which would adversely affect our results of operations and financial condition.
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
     Our ability to commercialize any product that we may develop will be highly dependent upon the extent to which the product gains market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If a product does not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our currently marketed products and our SOTR product candidate, if approved for commercial sale, will depend on a number of factors, including:
•	the effectiveness, or perceived effectiveness, of our product in comparison to competing products,

•	the existence of any significant side effects, as well as their severity in comparison to any competing products,

•	potential advantages over alternative treatments,

•	the ability to offer our product for sale at competitive prices,

•	relative convenience and ease of administration,

•	the strength of marketing and distribution support, and

•	sufficient third-party coverage or reimbursement.
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
     We cannot predict whether we will obtain any other regulatory approvals. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT is safe and effective for any new use we may study. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. We have been informed by FDA that the agency does not believe that our application for Orphan Drug designation of use of Levulan® in immunosuppressed solid organ transplant recipients should be granted. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency has invited us to submit an amendment to our application for further evaluation. If we cannot obtain this designation, we may not continue to develop this indication. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application. We expect to make the formal submission in March 2010.
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
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
     We are a small company with only 86 employees, including 2 part-time employees, as of December 31, 2009. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
Risks Related To Our Industry
Product Liability And Other Claims Against Us May Reduce Demand For Our Products Or Result In Damages.
We Are Subject To Risk From Potential Product Liability Lawsuits Which Could Negatively Affect Our Business.
     The development, manufacture and sale of medical products expose us to product liability claims related to the use or misuse of our products. Product liability claims can be expensive to defend and may result in significant judgments against us. A successful claim could materially harm our business, financial condition and results of operations. Additionally, we cannot guarantee that continued product liability insurance coverage will be available in the future at acceptable costs. If we believe the cost of coverage is too high, we may self-insure.
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
any of which could adversely affect our business, results of operations and financial condition.
     Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete or less advantageous.
     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available and its price is comparable to the price of Levulan®. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share.
Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.
     We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: Galderma/PhotoMedex, medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera, PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway). We also anticipate that we will face increased competition as the scientific development of PDT advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan®. These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne and rosacea markets.
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
     In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. During 2009, our common stock has traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
     The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2008 to March 2, 2010, the price of our stock has ranged from a low of $0.87 to a high of $2.58. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.
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
Future Sales Of Securities May Cause Our Stock Price To Decline.
     As of March 2, 2010, there were outstanding options and warrants to purchase 4,059,000 shares of common stock, with exercise prices ranging from $1.08 to $31.00 per share for options, and exercise prices ranging from $2.85 to $6.00 per share for warrants. In addition, there are 393,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
     On September 27, 2002, we adopted a shareholder rights plan at a special meeting of our board of directors. The rights plan could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock, thereby limiting, perhaps, the ability of certain of our shareholders to benefit from such a transaction.
     The rights plan provides for the distribution of one right as a dividend for each outstanding share of our common stock to holders of record as of October 10, 2002. Each right entitles the registered holder to purchase one one-thousandths of a share of preferred stock at an exercise price of $37.00 per right. The rights will be exercisable subsequent to the date that a person or group either has acquired, obtained the right to acquire, or commences or discloses an intention to commence a tender offer to acquire, 15% or more of our outstanding common stock or if a person or group is declared an “Adverse Person”, as such term is defined in the rights plan. The rights may be redeemed by us at a redemption price of one one-hundredth of a cent per right until ten days following the date the person or group acquires, or discloses an intention to acquire, 15% or more, as the case may be, of DUSA, or until such later date as may be determined by our board of directors.
     Under the rights plan, if a person or group acquires the threshold amount of common stock, all holders of rights (other than the acquiring person or group) may, upon payment of the purchase price then in effect, purchase shares of common stock of DUSA having a value of twice the purchase price. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring person or group) shall be entitled, upon payment of the purchase price then in effect, to purchase common stock of the surviving corporation having a value of twice the purchase price. The rights will expire on October 10, 2012, unless previously redeemed. Our board of directors has also adopted certain amendments to our certificate of incorporation consistent with the terms of the rights plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     In May 1999 we entered into a five-year lease for 16,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. In December 2001 we entered into a 15 year lease covering the entire building through November 2016. We have the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least seven and one-half months prior to the date on which the termination would be effective. Commencing in August 2002, we entered into a five year lease for office space for our Toronto location which had accommodated the Toronto office of our former Chairman of the Board and shareholder services representative. In December 2006, we extended the Toronto lease for an additional five year term through August 2012. In the fourth quarter of 2008, we vacated the Toronto, Ontario office and have subleased the space through June 30, 2010. We are presently in discussions with the subtenant regarding extending the sublease beyond June 30, 2010.
ITEM 3. LEGAL PROCEEDINGS
     Winston Laboratories Arbitration Settlement
     In October 2008, we were notified that Winston Laboratories, Inc. had filed a demand for arbitration against us. The demand for arbitration arose out of two agreements, the 2006 Micanol License Agreement and 2006 Micanol Transition License Agreement, and claimed that we breached the agreements. Winston Laboratories claimed damages in excess of $2.0 million. The matter was settled on April 28, 2009 for cash consideration of $75,000, and a mutual release.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NASDAQ Global Market under the symbol “DUSA.” The following are the high and low sales prices for the common stock reported for the quarterly periods shown.
     Price range per common share by quarter, 2009:

	First	Second	Third	Fourth
NASDAQ
High	$1.39	$1.49	$1.29	$1.87
Low	$0.88	$0.88	$1.00	$1.05
     Price range per common share by quarter, 2008:

	First	Second	Third	Fourth
NASDAQ
High	$2.58	$2.57	$2.15	$1.69
Low	$1.75	$1.95	$1.13	$0.87
     On March 2, 2010, the closing price of our common stock was $1.60 per share on the NASDAQ Global Market. On March 2, 2010, there were 701 holders of record of our common stock.
     We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.
RELATIVE STOCK PERFORMANCE
     The graph below compares DUSA Pharmaceuticals, Inc.’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Market index and the Hemscott Group index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

ASSUMES $100 INVESTED ON DEC. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

	Cumulative Return Total
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
DUSA PHARMACEUTICALS, INC.	$100.00	$75.31	$30.07	$14.48	$7.34	$10.84

HEMSCOTT GROUP INDEX	$100.00	$110.97	$123.94	$140.77	$112.14	$147.15

NASDAQ MARKET INDEX	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
     The list of companies in the Hemscott Group Index includes: Access Pharmaceuticals, Inc., Acusphere, Inc., Adolor Corporation, Advanced Viral Research Corporation, Aeolus Pharmaceuticals, Inc., Akesis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Alexza Pharmaceuticals Inc., Allergan, Inc., Allos Therapeutics, Inc., Altana AG, Amarin Corporation PLC, Angiotech Pharmaceuticals, Inc., Ardea Biosciences, Inc., Arena Pharmaceuticals, Inc., Arqule, Inc., ARYx Therapeutics, Inc., Astralis, Ltd., AVANIR Pharmaceuticals, AVI BioPharma, Inc., Bayer AG, Benda Pharmaceutical, Incorporated, Biodel, Inc., BioTransplant, Inc., Cardiome Pharma Corporation, Cephalon, Inc., China YCT International Group, Inc., Cortex Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Inc., DelSite, Inc., DepoMed, Inc., DOV Pharmaceutical, Inc., Dr Reddy Laboratories, Ltd., Dragon Pharmaceuticals, Inc., Durect Corporation, DUSA Pharmaceuticals Inc., Dynavax Technologies Corporation, Elite Pharmaceuticals, Inc., Endo Pharmaceutical Holdings, Inc., Entropin, Inc., eXegenics, Inc., Forest Laboratories, Inc., Gamma Pharmaceuticals, Incorporated, Genova Biotherapeutics, Inc., Gentium SpA., Geron Corporation, Inspire Pharmaceuticals, Inc., Isis Pharmaceuticals Inc., Ista Pharmaceuticals, Inc., Kendle International, Inc., Kent International Holdings, Inc., King Pharmaceuticals, Inc., Lannett Company, Inc., Lescarden, Inc., MAP Pharmaceuticals, Inc., Marshall Edwards, Inc., Med Gen, Inc., Medicines, MiddleBrook Pharmaceuticals, Inc., Millenia Hope, Inc., Miravant Medical Technologies, Naturade, Inc., Neurogen Corporation, NeurogesX, Inc., Neuro-Hitech, Inc., NexMed, Inc., NovaBay Pharmaceuticals, Inc., Novo Nordisk A/S, Orexigen Therapeutics, Inc., Oxis International, Pain Therapeutics, Inc., Paladin Labs, Inc., Pharmacyclics, Inc., Pharmasset, Inc., Pharmaxis Ltd., POZEN, Inc., Prana Biotechnology Limited, Prescient Neuopharma, Inc., Protalex, Inc., Puramed Bioscience Incorporated, Regenerx Biopharmaceuticals, Inc., Reliv’, International, Santarus, Inc., SciClone Pharmaceuticals, Shire PLC, Siga Technologies, Inc., Simcere Pharmaceutical Group, Sinobiopharma, Inc., Somaxon Pharmaceuticals, Inc., Sucampo Pharmaceuticals, Inc., SuperGen, Inc., Synergy Pharmaceuticals,, Incorporated, Synvista Therapeutics, Inc., Tapestry Pharmaceuticals, Inc., Taro Pharmaceutical Industries, Telik, Inc., Teva Pharmaceutical Industries, Ltd., Tian’an Pharma Co Ltd, Tianyin Pharmaceutical Co., Inc., Unigene Laboratories, Inc., United Therapeutics Corporation, Valeant Pharmaceuticals International, Vaso Active Pharmaceuticals, Inc., VaxGen., Inc., Vertex Pharmaceuticals Inc., Viral Genetics, Inc., Vital Living, Inc., Warner Chilcott Limited, and YM Biosciences, Inc.
ITEM 6. SELECTED FINANCIAL DATA
     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data set forth below has been derived from our audited consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Year Ended December 31,
	2009	2008		2007		2006(5)		2005
Product revenues	$29,807,829	$29,545,406		$27,662,598		$25,582,986		$11,337,461
Net loss	(2,508,292)	(6,250,441	)(1)	(14,713,507	)(2)	(31,349,507	)(3)	(14,998,709)
Basic and diluted net loss per common share	$(0.10)	$(0.26)		$(0.73)		$(1.65)		$(0.89)

CONSOLIDATED BALANCE SHEET DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
Total assets	$24,933,377	$28,210,454	$32,892,240	$33,755,813	$42,330,631
Long-term obligations(4)	3,841,941	4,838,436	4,501,186	1,199,086	—
Shareholders’ equity	$15,841,474	$17,712,199	$22,106,522	$26,333,573	$38,028,728

(1)	Includes an impairment charge of $1,500,000 resulting from our review of the carrying amount of our goodwill resulting from a contingent payout to the former shareholders of Sirius Laboratories, Inc.

(2)	Includes an impairment charge of $6,773,000 resulting from our review of the carrying amount of our goodwill.

(3)	Includes an impairment charge of $15,746,000 resulting from our review of the carrying amount of our intangible assets.

(4)	Primarily comprised of deferred revenues related to milestone payments received under distribution agreements and the fair value of the warrants issued in connection with our October 29, 2007 private placement.

(5)	The results of operations include operations of Sirius Laboratories, Inc. from the date of acquisition, March 10, 2006.
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
     We devote most of our resources to advancing the development and marketing of our Levulan® PDT technology platform. In addition to our marketed products, our drug, Levulan® brand of aminolevulinic acid HCl, or ALA, in combination with light, has been studied in a broad range of medical conditions. When Levulan® is used and followed with exposure to light to treat a medical condition, it is known as Levulan® PDT. The Kerastick® is our proprietary applicator that delivers Levulan®. The BLU-U® is our patented light device.
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
     Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide® was its key product, a vitamin-mineral product prescribed by dermatologists. We merged with Sirius in March 2006.
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
     In February 2010, we incurred a loss on the purchase of one of our Non-PDT Drug Products that was in-transit having an approximate cost of $300,000. We have not yet determined the financial statement impact as we are evaluating our insurance coverage.
2009 TRANSACTIONS
     The following significant transactions occurred during 2009:
River’s Edge Litigation Settlement
     In April 2009, we and River’s Edge entered into an amendment to a license agreement, or License Amendment. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we are required to transfer all of our rights, title and interest in and to DUSA’s patent, know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The original license agreement, entered into in August 2008, or License Agreement, as now amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the licensed products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by us to River’s Edge will revert to us. We are recording the revenue under the License Amendment on a cash basis. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations, but have not received any further payments. We are considering our options relative to the collection of amounts due from River’s Edge and termination of the License Agreement, which we have the right to do for non-payment.
Winston Laboratories Arbitration Settlement
     In October 2008, we were notified that Winston Laboratories, Inc. had filed a demand for arbitration against us. The demand for arbitration arose out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement and claimed that we had breached the agreements. Winston Laboratories claimed damages in excess of $2.0 million. The matter was settled on April 28, 2009 for cash consideration of $75,000, and a mutual release.
Third Amendment to the Sirius Merger Agreement
     In April 2009, we and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the License Amendment with River’s Edge mentioned above, a release, and a third amendment to the merger agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the merger agreement prior to this amendment, we agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the merger. Pursuant to the agreements entered into in April 2009, we agreed to extend the milestone termination date from 50 months from the date of the closing of the merger until December 31, 2011 and to include in the definition of net sales in the merger agreement payments which we may receive from the divestiture of Sirius products. The third amendment to the merger agreement also removes our obligation to market the Sirius products according to certain previously required standards and allows us to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
     In April 2009, we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new milestone termination date, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012.

National Biological Corporation Amended and Restated Purchase and Supply Agreement
     On June 21, 2004, we signed an Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, the principal manufacturer of our BLU-U® light source. This agreement permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On June 29, 2009, we extended the term of the agreement with NBC until June 30, 2011. We have an option to further extend the term for an additional two (2) years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
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
Revenue Recognition— Accounting for revenue transactions relies on certain estimates that require difficult, subjective and complex judgments on the part of management.
PDT Revenue
     Revenues on Kerastick® and BLU-U® product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is reasonably assured. We offer programs that allow physicians access to our BLU-U® device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met. Our terms with customers do not provide for the right of return for sales of Kerastick® and BLU-U®, unless the product does not comply with the technical specifications.
     For revenues associated with contractual agreements with multiple elements, the Company applies the revenue recognition criteria outlined in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”) and ASC 605-25, Multiple Element Arrangements. We analyze each contract in order to separate each deliverable into separate units of accounting, if applicable, and then recognize revenue for those separated units as earned. Significant judgment is required in determining the units of accounting and the attribution method for such arrangements.
     We have entered into exclusive marketing, distribution and supply agreements with distributors in Latin America and Korea that contain multiple deliverables. The deliverables are treated as a single unit of accounting. We have determined the attribution method for each of the separate payment streams. Under the terms of these agreements, we receive non-refundable milestone payments, a fixed price per unit sold and royalties based on a percentage of the net sales price to end-users. We defer and recognize the approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through term of the agreement. We record royalty revenue when earned, which is upon sell through to the end user. We record the fixed price per unit sold once the price is fixed and determinable, which is upon sell through to the end user. Additionally, we do not have sufficient data to determine product acceptance in the marketplace. The agreements require the distributors to make minimum purchases. If minimum purchase obligations are not fulfilled, the distributors are required to pay the difference between its actual purchases and the contractual minimums (a “gross-up” payment). We record revenue for the gross-up payment upon cash receipt. To date, Stiefel, the distributor in Latin America, has failed to meet its contractual obligations and is required to make the gross-up payment; we have not received payment to date. For Daewoong, the distributor in Asia Pacific, the minimum purchase commitment is measured over a five-year period, which has not yet ended.

Non-PDT Revenue
     We recognize revenue for sales of Non-PDT Drug Products when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers. Revenue is recognized net of revenue reserves, which consist of allowances for discounts, returns, rebates, chargebacks and fees paid to wholesalers under distribution service agreements.
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
     We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales and related returns and incorporating other factors that could impact sales returns in the future. These other factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. Our policy is to accept returns when product is within six months of expiration. We consider all of these factors and adjust the accrual periodically to reflect actual experience. Our reserve for sales returns has declined as revenues from Non-PDT Drug Products have declined.
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
     Inventory — Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories are continually reviewed for slow-moving, obsolete and excess items. Inventory items identified as slow-moving are evaluated to determine if an adjustment is required. Additionally, our industry is characterized by regular technological developments that could result in obsolete inventory. Although we make every effort to assure the reasonableness of our estimates, any significant unanticipated changes in demand, technological development, or significant changes to our business model could have a significant impact on the value of our inventory and our results of operations. We use sales projections to estimate the appropriate level of inventory reserves, if any, that are necessary at each balance sheet date.
     Valuation Of Long-lived and Intangible Assets and Goodwill— We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If it is determined that the carrying value of long-lived or intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. At December 31, 2009 and 2008, respectively, total property, plant and equipment had a net carrying value of $1,661,000 and $1,938,000, including $1,150,000 at December 31, 2009 associated with our manufacturing facility.
     In 2008 we made a cash payment of $1.5 million to former Sirius shareholders as additional consideration for a cumulative sales milestone. As this payment was deemed additional consideration related to the acquisition, we recorded goodwill in the amount of $1.5 million and immediately recorded an impairment charge to the statement of operations for the same amount. In 2007 we recorded an impairment charge to goodwill of $6.8 million, which represented the entire goodwill balance related to the Sirius acquisition and was all associated with the Non-PDT Drug Products reporting unit. While we do not have any goodwill on the balance sheet at December 31, 2009, we may incur future goodwill impairment charges if we are required to make additional payments to former Sirius shareholders. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments which may be paid in cash or shares, as we may determine, are as follows:

Additional
Cumulative Sales Milestone:	Consideration:
$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

     In April 2009, we entered into the Third Amendment to the Merger Agreement, or Third Amendment, as described in Note 13 to the Notes to the Consolidated Financial Statements. As consideration for the Third Amendment and related documents, we paid the former Sirius shareholders $100,000 on a pro rata basis and have guaranteed a payment of $250,000 in January 2012 if the $35,000,000 sales milestone is not triggered.
     Share-Based Compensation — We measure all employee share-based compensation awards using a fair value based method and record share-based compensation expense in our financial statements if the requisite service to earn the award is provided. We recognize the expense attributable to stock awards as the awards vest in the Consolidated Statements of Operations. We issue stock options and unvested shares. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions as to stock volatility, the expected life of the options, a risk-free interest rate and dividend yield. The fair value of unvested shares is normally the price per share of our common stock on the date of grant. Share-based compensation expense is not recorded if the awards do not vest. Accordingly we estimate the forfeitures in determining the share-based compensation expense to record for the period. If our actual forfeiture experience differs from our estimate, share-based compensation expense will be adjusted.
     Financial Instruments —Financial instruments recorded at fair value on the consolidated balance sheets include cash equivalents, marketable securities and the common stock purchase warrant liability.
     Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We follow the fair value disclosure hierarchy, that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
Level 3: Unobservable inputs that are not corroborated by market data. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.
     Our cash equivalents are Level 1 instruments. The fair value is based on transacted prices in an active market. In determining the fair value of our marketable securities, we consider the level of market activity and the availability of prices for the specific securities that we hold. For our Level 2 financial instruments, comprising our corporate debt and United States government-backed securities, we use quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source. We take into account credit rating changes, if any, of the securities or recent marketplace activity. We do not have any Level 3 marketable securities.
     The warrant liability is a Level 3 instrument. We initially recorded the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense under the caption “(Loss) gain on change in fair value of warrants”. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Results of Operations
Year Ended December 31, 2009 As Compared to the Year Ended December 31, 2008
     Revenues — Total revenues for 2009 were $29,808,000, as compared to $29,545,000 in 2008 and were comprised of the following:

	Year Ended December 31,
			Increase/
	2009	2008	(Decrease)
PDT PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$24,756,000	$20,206,000	$4,550,000
Canada	543,000	699,000	(156,000)
Korea	646,000	820,000	(174,000)
Rest of world	434,000	345,000	89,000

Subtotal Levulan® Kerastick® product revenues	26,379,000	22,070,000	4,309,000
BLU-U® PRODUCT REVENUES
United States	1,943,000	1,810,000	133,000
Canada	16,000	—	16,000
Korea	—	50,000	(50,000)

Subtotal BLU-U® product revenues	1,959,000	1,860,000	99,000

TOTAL PDT PRODUCT REVENUES	28,338,000	23,930,000	4,408,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	1,470,000	5,615,000	(4,145,000)

TOTAL PRODUCT REVENUES	$29,808,000	$29,545,000	$263,000

     For the year ended December 31, 2009, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $28,338,000. This represents an increase of $4,408,000 or 18%, over the comparable 2008 total of $23,930,000. The incremental revenue was driven primarily by increased Kerastick® revenues and BLU-U® revenues in the United States.
     For the year ended December 31, 2009, Kerastick® revenues were $26,379,000, representing an increase of $4,309,000 or 20%, over the comparable 2008 totals of $22,070,000. Kerastick® unit sales to end-users for the year ended December 31, 2009 were 220,288, including 6,000 sold in Canada and 8,472 sold in Korea. This represents an increase from 207,516 Kerastick® units sold in the year ended December 31, 2008, including 8,700 sold in Canada and 11,826 sold in Korea. Our average net selling price for the Kerastick® increased to $117.73 for the year ended December 31, 2009 from $104.80 in 2008. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and the rest of the world. The increase in 2009 Kerastick® revenues was driven mainly by increased sales volumes in the United States along with an increase in our overall average unit selling price.
     For the year ended December 31, 2009, BLU-U® revenues were $1,959,000, an increase of 99,000, or 5%, over 2008 BLU-U® revenues of $1,860,000. The slight increase in 2009 BLU-U® revenues was driven by increased sales volumes which were offset by a decrease in our average selling price. In the year ended December 31, 2009, there were 252 units sold, as compared to 229 units in 2008. The 2009 total consists of 251 sold in the United States and one sold in Canada. The 2008 total consists of 224 units sold in the United States and 5 in Korea by Daewoong. Our average net selling price for the BLU-U® decreased to $7,418 for the year ended December 31, 2009 from $7,861 for 2008. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At December 31, 2009, there were approximately 12 units in the field pursuant to this evaluation program, compared to 58 units in the field at December 31, 2008. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
     We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products.

     Non-PDT Drug Product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT drug product revenues for the year ended December 31, 2009 were $1,470,000, compared to $5,615,000 for the year ended December 31, 2008. The substantial majority of the Non-PDT Drug Product revenues were from Nicomide® related royalties from River’s Edge, and sales of ClindaReach®. During 2010, royalties from our license of the AVAR® product line will cease under the terms of our license agreement with River’s Edge relating to these products. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® in June 2008.
     The increase in our total revenues in 2009 compared with 2008 results primarily from increased PDT segment revenues in the United States, partially offset by decreases in international PDT revenues and Non-PDT revenues. We must continue to increase sales from these levels in order for us to become profitable on an annual basis. We cannot provide any assurance that we will be able to increase sales sufficiently to become profitable on an annual basis, and we cannot provide assurance that a material increase in sales will necessarily cause us to be profitable on an annual basis. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this PDT product, which is directly competitive with our Levulan® Kerastick® product, is now commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. During 2009, our PDT segment revenues in the United States grew, due in part to the 6% increase in Medicare reimbursement of our PDT-related procedure fee, which became effective January 1, 2009, as well as our pricing strategies. Although we expect growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. Reduced sales on non-reimbursed procedures and softness in the international markets could be expected until the economy recovers. We expect our Non-PDT revenues for 2010 to be reduced from 2009 levels since we are experiencing difficulty collecting payments due under the License Agreement with River’s Edge. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”
     Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2009 were $6,675,000 as compared to $7,125,000 for the year ended December 31, 2008. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2009	2008	(Decrease)
Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,437,000	$2,541,000	$(104,000)
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	630,000	229,000	401,000
Royalty and supply fees(1)	1,042,000	966,000	76,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	4,109,000	3,736,000	373,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	907,000	822,000	85,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	719,000	794,000	(75,000)

Subtotal BLU-U® Cost of Product Revenues	1,626,000	1,616,000	10,000

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	5,735,000	5,352,000	383,000
Non-PDT Drug Cost of Product Revenues and Royalties	940,000	1,773,000	(833,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	940,000	1,773,000	(833,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$6,675,000	$7,125,000	$(450,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada .
     Margins — Total product margins for 2009 were $23,133,000, or 78%, as compared to $22,420,000, or 76% for 2008, as shown below:

	Year Ended December 31,
					Increase/
	2009		2008		(Decrease)
Levulan® Kerastick® Gross Margin	$22,270,000	84%	$18,334,000	83%	$3,936,000
BLU-U® Gross Margin	333,000	17%	244,000	13%	89,000

Total PDT Drug & Device Gross Margin	$22,603,000	80%	$18,578,000	78%	$4,025,000
Total Non-PDT Gross Margin	530,000	36%	3,842,000	68%	(3,312,000)

TOTAL GROSS MARGIN	$23,133,000	78%	$22,420,000	76%	$713,000

     Kerastick® gross margins for the year ended December 31, 2009 were 84%, as compared to 83% for the year ended December 31, 2008. The margin improvement for 2009 is attributable to increased U.S. sales volumes and an increased overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we could achieve improved gross margins on our Kerastick® from further volume growth and price increases in the U.S.
     BLU-U® margins for the year ended December 31, 2009 were 17%, as compared to 13% for the year ended December 31, 2008. The increase in gross margin is a result of increased sales volumes, partially offset by a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to drive Kerastick® sales volumes and accordingly, we may sell BLU-U’s at low profit margins.
     Non-PDT gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT gross margin for the year ended December 31, 2009 was 36% compared to 68% for the year ended December 31, 2008. Non-PDT margins in 2009 were negatively impacted by our discontinuance of sales of Nicomide®.
     Research and Development Costs — Research and development costs for 2009 were $4,313,000 as compared to $6,643,000 in 2008. The decrease in 2009 compared to 2008 was due was due primarily to the absence of spending related to our Phase IIb clinical trial on acne, which concluded in October 2008, and a one-time $600,000 Prescription Drug User Fee Act, or PDUFA charge, which occurred in the first quarter of 2008, related to our approved AK indication.
     Based on the results of the Phase IIb clinical trial, which were previously announced, we will not pursue further clinical development of Levulan® PDT with BLU-U® for moderate to severe acne. However, we do expect to continue to support investigator initiated studies in moderate to severe acne with Levulan® and various light sources. In May 2009, we filed a 510(k) application with the FDA for an expansion of our BLU-U® label to include severe acne. We previously had filed a patent application to cover an invention arising from the study. We received a response to our 510(k) application from the FDA in June 2009. The agency requested additional information in order to complete its review of our application, which included supplementary clinical data in support of our claims. Based on the FDA’s requests and the anticipated costs of additional clinical trials, we have decided that we will not pursue the 510(k) application for an expansion of our BLU-U® claims at this time.
     We have initiated a DUSA-sponsored Phase II clinical trial, for the treatment of actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTRs, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas. We expect to enroll up to 36 patients at seven clinical trial sites across the United States. We expect enrollment of these patients to take at least one year, to receive preliminary results from the study in approximately 15 months and full results in approximately two years. To date, the pace of enrollment in the study has been slower than we anticipated at the outset of the trial. In May 2008, we filed an Orphan Drug Designation Application with the FDA for the prevention of cancer occurrence in these patients. We received initial correspondence that the application was not granted on the basis that the agency believed that the prevalence of the target population with the disease state is greater than 200,000, which is the maximum number of patients allowed under the Orphan Drug legislation. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency invited us to submit an amendment to our application for further evaluation. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application. We expect to make the formal submission in March 2010. We expect that our overall research and development costs for 2010 will be slightly increased from 2009 levels due to increased spending on the SOTR clinical study and potential other initiatives not yet determined.
     Marketing and sales costs —Marketing and sales costs for the year ended December 31, 2009 were $12,897,000 as compared to $13,112,000 for the year ended December 31, 2008. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $9,389,000 in 2009, compared to $9,458,000 in 2008. The decrease in spending in 2009 in this category is due primarily to lower commissions and fringe benefit costs, offset in part by additional salaries expense resulting from increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,508,000 in 2009, compared to $3,654,000 in 2008. The decrease in this category is due primarily to a decrease in tradeshow and other promotional spending in 2009. We expect marketing and sales costs for 2010 to increase compared to 2009 levels, but to decrease as a percentage of revenues.
     General and administrative costs — General and administrative costs for the year ended December 31, 2009 were $8,270,000 as compared to $9,188,000 for the year ended December 31, 2008. The decrease is mainly attributable to a decrease in compensation-related costs, which in 2008 included severance and stock-compensation costs related to the departure of an officer, offset in part by the payment of $100,000 and accrual of $214,000 related to the Third Amendment to the Merger Agreement and related documents between us and the former Sirius shareholders entered into in April 2009. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. We expect general and administrative costs to remain relatively flat in 2010 compared with 2009, but to decrease as a percentage of revenues.
     Impairment of goodwill — In the third quarter of 2008 we made a contingent payment to the former shareholders of Sirius Laboratories in the amount of $1.5 million and in the same period deemed the resulting goodwill to be impaired. During the fourth quarter of 2007, we performed our annual test for goodwill impairment, and based on that review, we recorded an impairment charge to goodwill of $6.8 million. The impairment charges were primarily related to our revised estimates of cash flows associated with Nicomide® and the other Sirius products, including the lack of a product pipeline.
     Settlements, net — During the second quarter of 2009, we settled the arbitration proceeding initiated by Winston Laboratories, Inc., for a payment of $75,000, and a mutual release and other customary terms. Winston alleged, in October 2008, that we breached the 2006 Micanol License Agreement and 2006 Micanol Transition License Agreement.
     During the fourth quarter of 2007, we entered into a settlement agreement and mutual release relating to litigation with River’s Edge. Under the terms of the settlement agreement, River’s Edge made a lump-sum payment to us in the amount of $425,000 for damages and paid to us $25.00 for every prescription of its product, NIC 750 above 5,000 prescriptions that were substituted for Nicomide® from September 30, 2007 through June 30, 2008. During the years ended December 31, 2008 and 2007 the net gain from settlement of the litigation was $283,000 and $583,000, respectively. The payments under the settlement agreement ceased in 2008 when the parties entered into an amendment to the settlement, which the parties entered into effective as of July 3, 2008.
     (Loss) gain on change in fair value of warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The (increase) decrease in the liability during 2009 and 2008 was $(376,000) and $826,000, respectively, which resulted in non-cash (losses) gains in the respective periods. The increases or decreases in fair value of the warrants are primarily due to changes in our stock price and the length of time remaining prior to expiration.
     Other Income, Net — Other income for the year ended December 31, 2009 decreased to $291,000, as compared to $663,000 in 2008. This decrease reflects a decrease in our average investable cash balances during 2009 as compared to 2008 along with a general decrease in interest rates over the same timeframe.
     Income Taxes — There is no provision for income taxes due to ongoing operating losses. As of December 31, 2009, we had net operating loss carryforwards of approximately $94,465,000 and tax credit carryforwards of approximately $1,556,000 for Federal tax purposes. These amounts expire at various times through 2029. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2009 and 2008.
     The amount of the net operating loss carryforwards and other tax attributes that we may utilize to offset our future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our common stock under IRC Section 382. We currently believe that prior ownership changes have occurred as defined under IRC Section 382. We currently estimate that our utilization of our net operating loss carryforwards and other tax attributes may be limited to an annual limitation between approximately $1.5 million and $2.4 million per year. The final determination of the annual limitation is dependent upon certain technical rules that potentially could reduce the pre-change value utilized to calculate the annual limitation. Further, additional rules could result in an enhancement of the aforementioned annual limitation for the first five years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $37.0 million to $57.0 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. The analysis has not been finalized. As we finalize the analysis, these amounts may change.
     Net Loss — For 2009, we incurred a net loss of $2,508,000, or $0.10 per share, as compared to $6,250,000, or $0.26 per share, for 2008. The decrease in net loss is attributable to the reasons discussed above.
Year Ended December 31, 2008 As Compared to the Year Ended December 31, 2007
     Revenues — Total revenues for 2008 were $29,545,000, as compared to $27,663,000 in 2007 and were comprised of the following:

	Year Ended December 31,
			Increase/
	2008	2007	(Decrease)
PDT PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$20,206,000	$15,139,000	$5,067,000
Canada	699,000	740,000	(41,000)
Korea	820,000	436,000	384,000
Rest of world	345,000	92,000	253,000

Subtotal Levulan ® Kerastick® product revenues	22,070,000	16,407,000	5,663,000
BLU-U® PRODUCT REVENUES
United States	1,810,000	1,724,000	86,000
Canada	—	94,000	(94,000)
Korea	50,000	50,000

Subtotal BLU-U® product revenues	1,860,000	1,868,000	(8,000)

TOTAL PDT PRODUCT REVENUES	23,930,000	18,275,000	5,655,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	5,615,000	9,388,000	(3,773,000)

TOTAL PRODUCT REVENUES	$29,545,000	$27,663,000	$1,882,000

     For the year ended December 31, 2008, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $23,930,000. This represented an increase of $5,655,000 or 31%, over the comparable 2007 total of $18,275,000. The incremental revenue was driven primarily by increased Kerastick® revenues.
     For the year ended December 31, 2008, Kerastick® revenues were $22,070,000, representing an increase of $5,663,000 or 35%, over the comparable 2007 totals of $16,407,000. Kerastick® unit sales to end-users for the year ended December 31, 2008 were 207,516, including 8,700 sold in Canada and 11,826 sold in Korea. This represented an increase from 164,944 Kerastick® units sold in the year ended December 31, 2007, including 9,798 sold in Canada and 7,392 sold in Korea. Our average net selling price for the Kerastick® increased to $104.80 for the year ended December 31, 2008 from $98.99 in 2007. Our average net selling price for the Kerastick® included sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and the rest of the world. The increase in 2008 Kerastick® revenues was driven mainly by increased sales volumes in the United States, due in part to our continued focus on the medical dermatology market, and internationally, through our distribution agreements with Stiefel and Daewoong, and an increase in our average unit selling price.
     For the year ended December 31, 2008, BLU-U® revenues were $1,860,000, essentially flat in comparison with 2007 BLU-U® revenues of $1,868,000. The slight decrease in 2008 BLU-U® revenues were driven by slightly lower sales volumes which were offset by an increase in our average selling price. In the year ended December 31, 2008, there were 229 units sold, as compared to 232 units in 2007. The 2008 total consisted of 224 units sold in the United States and 5 in Korea by Daewoong. The 2007 total consisted of 206 sold in the United States, 16 sold in Canada and 10 in Korea. Our average net selling price for the BLU-U® increased to $7,861 for the year ended December 31, 2008 from $7,595 for 2007. At December 31, 2008, there were approximately 58 units in the field pursuant to the BLU-U® evaluation program, compared to 31 units in the field at December 31, 2007. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.

     Total Non-PDT Drug Product revenues for the year ended December 31, 2008 were $5,615,000, compared to $9,388,000 for the year ended December 31, 2007. The substantial majority of the Non-PDT Drug Product revenues were from sales of Nicomide® and Nicomide® related royalties. In April 2008, we were notified by Actavis Totowa, LLC, the manufacturer of Nicomide®, that Actavis would cease manufacturing several prescription vitamins, including Nicomide®, due to continuing discussions with the FDA. As we had previously disclosed, Actavis Totowa had received notice that the FDA considers prescription dietary supplements to be unapproved new drugs. In response to this notification and subsequent discussions with the FDA, we stopped the sale and distribution of Nicomide® as a prescription product in June 2008.
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
     The increase in our total revenues in 2008 resulted from increased PDT segment revenues in the United States, as well as our PDT product launches in Korea and the rest of the world.
     Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2008 were $7,125,000 as compared to $7,829,000 for the year ended December 31, 2007. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2008	2007	(Decrease)
Levulan ® Kerastick ® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,541,000	$2,384,000	$157,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	229,000	280,000	(51,000)
Royalty and supply fees(1)	966,000	717,000	249,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	3,736,000	3,381,000	355,000
BLU-U ® Cost of Product Revenues
Direct BLU-U® Product Costs	822,000	733,000	89,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	794,000	836,000	(42,000)

Subtotal BLU-U ® Cost of Product Revenues	1,616,000	1,569,000	47,000

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	5,352,000	4,950,000	402,000
Non-PDT Drug Cost of Product Revenues and Royalties	1,773,000	2,879,000	(1,106,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	1,773,000	2,879,000	(1,106,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$7,125,000	$7,829,000	$(704,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ and amortization of an upfront fee and ongoing royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada.

     Margins — Total product margins for 2008 were $22,420,000, or 76%, as compared to $19,833,000, or 72% for 2007, as shown below:

	Year Ended December 31,
					Increase/
	2008		2007		(Decrease)
Levulan ® Kerastick ® Gross Margin	$18,334,000	83%	$13,025,000	79%	$5,309,000
BLU-U ® Gross Margin	244,000	13%	299,000	16%	(55,000)

Total PDT Drug & Device Gross Margin	$18,578,000	78%	$13,324,000	73%	$5,254,000
Total Non-PDT Drug Gross Margin	3,842,000	68%	6,509,000	69%	(2,667,000)

TOTAL GROSS MARGIN	$22,420,000	76%	$19,833,000	72%	$2,587,000

     Kerastick® gross margins for the year ended December 31, 2008 were 83%, as compared to 79% for the year ended December 31, 2007. The increase in margin was mainly attributable to an increase in our average unit selling price and lower overall manufacturing costs due to increased production volumes.
     BLU-U® margins for the year ended December 31, 2008 were 13%, as compared to 16% for the year ended December 31, 2007. The decrease in gross margin was a result of an increase in our direct BLU-U® product costs, offset in part by an increase in our average selling price per unit.
     Non-PDT Drug Product Margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total margin for the year ended December 31, 2008 was 68% compared with 69% for the year ended December 31, 2007. During 2008, Non-PDT Product margins were negatively impacted by our discontinuance of sales of Nicomide®.
     Research and Development Costs — Research and development costs for 2008 were $6,643,000 as compared to $5,977,000 in 2007. The increase in 2008 compared to 2007 was due primarily to increased spending on our Phase IIb clinical trial on acne and a $0.6 million Prescription Drug User Fee Act (PDUFA) charge related to our approved AK indication.
     Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2008 were $13,112,000 as compared to $13,311,000 for the year ended December 31, 2007. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $9,458,000 for the year ended December 31, 2008, compared to $8,626,000 in the year ended December 31, 2007. The increase in this category was due mainly to increased salaries and commissions earned in 2008 in comparison to 2007 due to improved performance against internal corporate goals during 2008. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,654,000 for the year ended December 31, 2008, compared to $4,685,000 for the year ended December 31, 2007. The decrease in this category in 2008 is due primarily to absence in 2008 of expenses incurred in 2007 related to the launch of ClindaReach®.
     General and Administrative Costs — General and administrative costs for the year ended December 31, 2008 were $9,188,000 as compared to $10,311,000 for the year ended December 31, 2007. The decrease is mainly attributable to a decrease in legal expenses, which were incurred in 2007 due to litigation with River’s Edge, offset in part by increased compensation costs, which included the severance and stock compensation costs related to the departure of an officer during the year.
     Impairment of Goodwill — In the third quarter of 2008 we made a contingent payment to the former shareholders of Sirius Laboratories in the amount of $1.5 million and in the same period deemed the resulting goodwill to be impaired. During the fourth quarter of 2007, we performed our annual test for goodwill impairment, and based on the review, we recorded an impairment charge to goodwill of $6.8 million. The impairment charges were primarily related to our revised estimate of cash flows associated with Nicomide® and the other Sirius products, including the lack of a product pipeline.
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
     Other Income, Net — Other income for the year ended December 31, 2008 increased to $663,000, as compared to $555,000 in 2007. The increase in 2008 reflected an increase in our average invested cash balances during 2008 as compared to 2007 as a result of the October 2007 private placement.

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
Quarterly Results of Operations
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008, respectively:

	Quarterly Results for Year Ended December 31, 2009
	March 31	June 30	Sept 30	Dec 31
Product revenues	$7,138,269	$6,965,541	$6,930,110	$8,773,909
Gross margin	5,200,043	5,524,677	5,335,418	7,073,345
Net loss	(1,606,931)	(852,709)	(415,240)	366,588
Basic and diluted loss per common share	$(0.07)	$(0.04)	$(0.02)	$0.02

	Quarterly Results for Year Ended December 31, 2008
	March 31	June 30	Sept 30(1)	Dec 31
Product revenues	$7,929,500	$8,112,239	$5,726,071	$7,777,596
Gross margin	6,229,183	6,324,545	4,264,043	5,602,540
Net loss	(1,284,141)	(138,791)	(2,836,855)	(1,990,654)
Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.12)	$(0.08)

(1)	In the third quarter of 2008, we recorded an impairment charge to our goodwill balance of $1.5 million.
Liquidity and Capital Resources
     At December 31, 2009, we had approximately $16,669,000 of total liquid assets, comprised of $7,613,000 of cash and cash equivalents and marketable securities available-for-sale totaling $9,056,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of December 31, 2009, our marketable securities had a weighted average yield to maturity of 3.15% and maturity dates ranging from April 2010 to January 2013. Our net cash used in operations in 2009 was $1,782,000 versus $2,303,000 in 2008. The year-over-year decrease in cash used in operations is primarily attributable to a decrease in our net loss, offset in part by a one-time payment of a significant PDUFA fee, a bonus paid to our employees in 2009 that related to 2008 (i.e. there was no bonus paid in 2008 related to 2007), and a year-over-year decrease in payments received from our international distributor partners. Our net cash provided by investing activities was $5,516,000 in 2009 versus $1,466,000 in 2008. Net cash provided by investing activities is primarily from net proceeds from maturities and sales of marketable securities. Our net cash from financing activities was not material for 2009 or 2008. As of December 31, 2009 working capital (total current assets minus total current liabilities) was $17,780,000, as compared to $20,278,000 as of December 31, 2008. Total current assets decreased by $2,908,000 during 2009, due primarily to decreases in our marketable securities, inventory and prepaid and other current assets, offset in part by increases in our cash and cash equivalents and accounts receivable. Total current liabilities decreased by $410,000 during 2009 due primarily to a decrease in accrued compensation and other accrued expenses, offset in part by an increase in accounts payable and the current portion of deferred revenues. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
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

     We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2009, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, as well as the Non-PDT Drug Products and advancing our Phase II study for use of Levulan® PDT in SOTR.
     If we continue to be unprofitable and do not become cash flow positive from operations on a full-year basis within a reasonable timeframe, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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

     The first cumulative sales milestone at $25.0 million was achieved during the third quarter of 2008, and a cash payment in the amount of $1.5 million was paid to the former Sirius shareholders during that period. The payment was recorded initially as goodwill and then subsequently deemed impaired and expensed during the same period. In April 2009, we entered into the Third Amendment to the Merger Agreement, or Third Amendment. As consideration for the Third Amendment and related documents, we paid the former Sirius shareholders $100,000 on a pro rata basis and have guaranteed a payment of $250,000 in January 2012 to the former Sirius shareholders if the $35,000,000 sales milestone is not triggered.
     We have no off-balance sheet financing arrangements.
Contractual Obligations and Other Commercial Commitments
L. Perrigo Company
     On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach®, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in October 2010 and may be renewed based on certain minimum purchase levels and other terms and conditions.
Merger With Sirius Laboratories, Inc.
     In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, ($1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. With the launch of ClindaReach®, one of the new Sirius products, we were obligated to make a cash payment of $500,000 to the former shareholders of Sirius. Also, as a consequence of the decision not to launch the product under development with another third party and pursuant to the terms of the merger agreement with Sirius, we paid $250,000 on a pro rata basis to the former Sirius shareholders. Similarly, with our decision in early 2008 not to develop a third product from a list of product candidates acquired as part of the merger, another $250,000 was paid on a pro rata basis to the former Sirius shareholders. The payments for ClindaReach® and the other two product decisions satisfy our obligations for the $1,500,000 portion of the purchase price mentioned above. In the third quarter of 2008, the first of the pre-determined total cumulative sales milestones for Sirius products was achieved, and accordingly, we made a cash payment of $1,500,000 to the former Sirius shareholders in consideration of the milestone achievement.
Third Amendment To The Merger Agreement
     In April 2009, we and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the amendment to the license agreement with River’s Edge, a release, and the third amendment to the merger agreement, dated as of December 30, 2005, by and among us, Sirius and the shareholders of Sirius. Pursuant to the merger agreement prior to this amendment, we agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the merger. Pursuant to the agreements entered into in April 2009, we have agreed to extend the milestone termination date from 50 months from the date of the closing of the merger until December 31, 2011 and to include in the definition of net sales in the merger agreement payments which we may receive from the divestiture of Sirius products. The third amendment to the merger agreement also removes our obligation to market the Sirius products according to certain previously required standards and allows us to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
     In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new milestone termination date, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The $100,000 payment to Sirius shareholders, along with the present value of the guaranteed $250,000 milestone payment, or $214,000, have been included in general and administrative expense for 2009 in the accompanying Consolidated Statement of Operations.
PARTEQ Agreement
     We license certain patents underlying our Levulan® PDT systems under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ. Under the agreement, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell certain products, including ALA. The agreement covers certain use patent rights. When we sell our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of payments we receive on sales of products by the sublicensee. We are also obligated to pay to PARTEQ 5% of any lump sum sublicense fees received, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts.
     For the years ended December 31, 2009, 2008 and 2007, actual royalties based on product sales were approximately $1,019,000, $873,000, and $620,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $95,000 as of December 31, 2009).
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
Sochinaz SA
     Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. In 2009, our agreement was renewed until December 31, 2015 on substantially the same terms, albeit with a revised pricing schedule to cover the new term. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be inspected and qualified by the FDA.
Lease Agreements
     We have entered into lease commitments for office space in Wilmington, Massachusetts, and Toronto, Ontario. The minimum lease payments disclosed below include the non-cancelable terms of the leases. We have vacated the Toronto, Ontario office and have subleased the space through June 30, 2010. We are presently in discussions with the subtenant regarding extending the sublease beyond June 30, 2010.
Research Agreements
     We have entered into various agreements for research projects and clinical studies. As of December 31, 2009, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,342,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for an initial term of two years, with annual renewal periods thereafter, to engage Therapeutics to manage the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2009 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

     Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at December 31, 2009:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,227,000	$464,000	$763,000	$—	$—
Purchase obligations (1, 2)	4,547,000	4,184,000	363,000	—	—
Minimum royalty obligations (3)	606,000	345,000	190,000	71,000	—

Total obligations	$6,380,000	$4,993,000	$1,316,000	$71,000	$—

1)	Research and development projects include various commitments including obligations for our study on the treatment of actinic keratoses and reduction of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
     Rent expense incurred under these operating leases was approximately $398,000, $447,000, and $476,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
Recently Issued Accounting Guidance for Future Adoption
     In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require us to disclose the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.
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

Our investments consist of United States government securities and high grade corporate bonds. All investments are carried at fair value.
     As of December 31, 2009, the weighted average yield to maturity on our investments was 3.15%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2009, the fair market value of the portfolio would decline by $91,000. Declines in interest rates could, over time, reduce our interest income.
Derivative Financial Instruments
     The warrants that we issued on October 29, 2007 in connection with the private placement of our common stock were determined to be derivative financial instruments and accounted for as a liability. These warrants are revalued on a quarterly basis with the change in value reflected in our earnings. We value these warrants using various assumptions, including the Company’s stock price as of the end of each reporting period, the historical volatility of the Company’s stock price, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Changes in the Company’s stock price or in interest rates would result in a change in the value of the warrants and impact the consolidated statement of operations. A 10% increase in our stock price would cause the fair value of the warrants and our warrant liability to increase by approximately $126,000.
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
Forward-Looking Statements Safe Harbor
     This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our expectations concerning the introduction of generic substitutes for Nicomide® and such products’ impact on sales of Nicomide®, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, potential reduction of headcount, management’s beliefs regarding the unique nature of Levulan® and its use and potential uses, expectations regarding the enrollment of patients into and timing of results of clinical trials, future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, status of clinical programs and beliefs regarding potential efficacy, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of light sources, our expectations regarding product launches in other countries, expectations regarding additional market expansion, the impact on our market share of PhotoMedex’s promotion of Metvixia, expectations regarding the marketing and distribution of Levulan® Kerastick® by Stiefel Laboratories, Inc., beliefs regarding the suitability of clinical data, expectations regarding the confidentiality of our proprietary information, expectations to apply for foreign regulatory approvals, beliefs regarding regulatory classifications, filings, timelines, off-label use, and environmental compliance, beliefs concerning patent disputes, the impact of litigation and ability to afford the costs, ability and intentions to defend and enforce our patents, beliefs regarding the reexamination process of our patents, the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products, our beliefs regarding the size of the market for our products and our product candidate, expected use of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, impact of raising additional funds to meet capital requirements and the potential dilution, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick®, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding the entry into the market and impact of generic products on revenues, financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, beliefs regarding our beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, beliefs regarding future development plans with respect to the NCI clinical trials, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility, beliefs regarding our SOTR research and development program, beliefs regarding s Nasdaq listing, beliefs regarding Section 382 on our current and future NOLs ,beliefs regarding evaluation of wholesaler inventory levels and our applicable revenue related reserves, beliefs regarding factors which could trigger an impairment review, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, expectations regarding the financial statement impact regarding the loss of a product in transport, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, expectations for filing an amendment to the Orphan Drug application, intentions to support research, intentions to use third-party manufacturers for Non-PDT products, anticipation of future NDAs for Levulan® PDT as combination products, requirements to meet CE marking standards and beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
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

     Changes In Internal Control Over Financial Reporting. The Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is hereby incorporated by reference to the sections entitled “Nominees,” “Executive Officers who are not Directors,” “Compliance with Section 16(a) of the Exchange Act”, “Meetings and Committees of the Board”, and “Code of Ethics Applicable to Senior Officers” of the Registrant’s 2010 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “NonQualified Deferred Compensation,” “Compensation Discussion and Analysis,” and “Board Compensation Committee Report” of Registrant’s 2010 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Registrant’s 2010 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board” of the Registrant’s 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is hereby incorporated by reference to the section entitled “Ratification of the Selection of Independent Registered Public Accounting Firm” of the Registrant’s 2010 Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A. List of Financial Statements
B. Exhibits filed as part of this Report

2	(a.1)*
Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and

2	(a.2)
First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and

2	(a.3)
Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference.

3	(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

3	(a.2)
Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and

3	(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.

4	(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;

4	(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;

4	(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4	(d)
Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4	(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and

4	(f)
Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.

10	(a)
License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

10	(b)
ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

10	(b.1)
Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

10	(b.2)
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

10	(c)
Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10	(d)
Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +

10	(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +

10	(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +

10	(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +

10	(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +

10	(h)
Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(h.1)
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

10	(i)
Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(i.1)
First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

10	(i.2)
Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;

10	(i.3)
Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(i.4)
Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(j)
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

10	(k)
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

10	(l)
Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10	(m)
License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the

Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference.

10	(n)
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

10	(o)
Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10	(p)
Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;

10	(q)
License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10	(r)
Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(r.1)
Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10	(s)
Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(s.1)
Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10	(t)
Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(t.1)
First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(t.2)
Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10	(u)
Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;

10	(v)
Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(v.1)
Amendment to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10	(w)
Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +

10	(x)
First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10(aa)
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

10(hh.1)
Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10(ii)
Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;

10(jj)
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

10(kk.1)
Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +

10(ll)
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

10(ll.1)
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

10(mm)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrants’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference; +

10(nn)
DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +

10(oo)
DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +

10(pp)
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

10(pp.1)
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

10(qq)
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

10(rr)
Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference.

10(ss)
Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 3, 2009, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference;

10(ss.1)
Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 21, 2009, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference;

10(tt)
License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference; and

10(uu)
Amendment to License Agreement between Registrant and River’s Edge Pharmaceuticals, LLC entered into April 21, 2009, filed as Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference.

14	(a)
Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

21	(a)	Subsidiaries of the Registrant.

23	(a)	Consent of Independent Registered Public Accounting Firm.

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Press Release dated March 3, 2010.

+	Management contract or compensatory plan or arrangement.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts
We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DUSA Pharmaceuticals, Inc. and subsidiaries of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 4, 2010

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,613,378	$3,880,673
Marketable securities	9,055,959	15,002,830
Accounts receivable, net of allowance for doubtful accounts of $86,000 and $98,000 in 2009 and 2008, respectively	2,629,189	2,367,803
Inventory	2,170,275	2,812,825
Prepaid and other current assets	1,561,467	1,873,801

TOTAL CURRENT ASSETS	23,030,268	25,937,932
Restricted cash	174,255	173,844
Property, plant and equipment, net	1,660,755	1,937,978
Deferred charges and other assets	68,099	160,700

TOTAL ASSETS	$24,933,377	$28,210,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$630,144	$305,734
Accrued compensation	1,260,609	1,515,912
Other accrued expenses	2,456,612	3,226,571
Deferred revenue	902,597	611,602

TOTAL CURRENT LIABILITIES	5,249,962	5,659,819
Deferred revenues	2,906,020	4,157,305
Warrant liability	812,905	436,458
Other liabilities	123,016	244,673

TOTAL LIABILITIES	9,091,903	10,498,255

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital stock authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,108,908 and 24,089,452 shares of common stock, no par, at December 31, 2009 and December 31, 2008, respectively	151,683,399	151,663,943
Additional paid-in capital	8,291,805	7,514,900
Accumulated deficit	(144,359,217)	(141,850,925)
Accumulated other comprehensive income	225,487	384,281

TOTAL SHAREHOLDERS’ EQUITY	15,841,474	17,712,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,933,377	$28,210,454

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Product revenues	$29,807,829	$29,545,406	$27,662,598
Cost of product revenues and royalties	6,674,346	7,125,095	7,829,284

GROSS MARGIN	23,133,483	22,420,311	19,833,314
Operating costs
Research and development	4,313,313	6,643,207	5,976,728
Marketing and sales	12,897,286	13,111,652	13,311,314
General and administrative	8,270,410	9,187,826	10,311,290
Impairment of goodwill	—	1,500,000	6,772,505
Settlements, net	75,000	(282,775)	(582,866)

TOTAL OPERATING COSTS	25,556,009	30,159,910	35,788,971

LOSS FROM OPERATIONS	(2,422,526)	(7,739,599)	(15,955,657)
(Loss) gain on change in fair value of warrants	(376,447)	826,142	687,300
Other income, net	290,681	663,016	554,850

NET LOSS	$(2,508,292)	$(6,250,441)	$(14,713,507)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.26)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,102,085	24,079,414	20,292,729

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accum. Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2007	19,480,067	$142,959,298	$4,320,625	$(120,886,977)	$(59,373)	$26,333,573
Comprehensive loss:
Net loss				(14,713,507)		(14,713,507)
Net unrealized gain on marketable securities available-for-sale					232,083	232,083

Total comprehensive loss						(14,481,424)
Adjustment to equity issuance costs for the acquisition of Sirius Laboratories, Inc.		250,590				250,590
Share-based compensation expense			1,564,728			1,564,728
Exercises of options	15,000	40,651				40,651
Issuance of common stock in private placement, net of issuance costs and fair value of warrants at issuance	4,581,043	8,398,404				8,398,404

Balance, December 31, 2007	24,076,110	$151,648,943	$5,885,353	$(135,600,484)	$172,710	$22,106,522
Comprehensive loss:
Net loss				(6,250,441)		(6,250,441)
Net unrealized gain on marketable securities available-for-sale					211,571	211,571

Total comprehensive loss						(6,038,870)
Share-based compensation expense			1,640,547			1,640,547
Exercises of options	2,500	4,000				4,000
Vesting of common stock grants	11,000	11,000	(11,000)
Retirement of shares from liability escrow account	(158)

Balance, December 31, 2008	24,089,452	$151,663,943	$7,514,900	$(141,850,925)	$384,281	$17,712,199
Comprehensive loss:
Net loss				(2,508,292)		(2,508,292)
Net unrealized loss on marketable securities available-for-sale					(158,794)	(158,794)

Total comprehensive loss						(2,667,086)
Share-based compensation expense			800,774			800,774
Vesting of common stock grants	22,750	22,750	(22,750)
Settlements of restricted stock for tax withholding obligations	(3,294)	(3,294)	(1,119)			(4,413)

Balance, December 31, 2009	24,108,908	$151,683,399	$8,291,805	$(144,359,217)	$225,487	$15,841,474

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
DUSA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,508,292)	$(6,250,441)	$(14,713,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion (amortization) of premiums and discounts on marketable securities	46,145	(114,995)	(199,164)
Realized loss on sales of marketable securities	43,678	50,338	14,617
Share-based compensation	800,774	1,640,547	1,564,728
Depreciation and amortization	455,528	570,098	671,387
Loss (gain) on change in fair value of warrants	376,447	(826,142)	(687,300)
Deferred revenues recognized	(978,090)	(1,064,362)	(1,576,091)
Impairment of goodwill	—	1,500,000	6,772,505
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	(261,386)	299,375	(606,613)
Inventory	642,550	(140,720)	(328,633)
Prepaid and other current assets	312,334	67,315	(246,923)
Deferred charges and other assets	92,601	112,704	671,316
Accounts payable	324,412	(908,133)	564,344
Accrued compensation and other accrued expenses	(1,025,262)	1,178,312	(1,701,599)
Deferred revenues	17,800	1,657,925	4,701,080
Other liabilities	(121,656)	(75,064)	113,735

NET CASH USED IN OPERATING ACTIVITIES	(1,782,417)	(2,303,243)	(4,986,118)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash paid for contingent consideration	—	(1,750,000)	(750,000)
Purchases of marketable securities	(12,049,905)	(27,093,757)	(23,740,590)
Proceeds from maturities and sales of marketable securities	17,748,159	30,678,809	20,788,766
Restricted cash	(411)	(3,334)	(7,705)
Purchases of property, plant and equipment	(178,308)	(365,421)	(246,760)

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	5,519,535	1,466,297	(3,956,289)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock in private placement, net of costs	—	—	10,348,304
Proceeds from exercise of options	—	4,000	40,651
Settlements of restricted stock for tax withholding obligations	(4,413)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,413)	4,000	10,388,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,732,705	(832,946)	1,446,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,880,673	$4,713,619	$3,267,071

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,613,378	$3,880,673	$4,713,619

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
     The Company operates in two segments, Photodynamic Therapy (“PDT”) Drug and Device Products and Non-Photodynamic Therapy (“Non-PDT”) Drug Products. The Company’s Levulan® Kerastick® and BLU-U® products comprise its PDT segment, while Nicomide®, ClindaReach® and the other products acquired in the acquisition of Sirius Laboratories, Inc. (“Sirius”) comprise its Non-PDT segment.
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
     c) Cash and Cash Equivalents — Cash equivalents include short-term highly liquid money market funds. All other investments are classified as marketable securities. The Company maintained cash of $174,000 at December 31, 2009 and 2008 in a separate bank account in support of a letter of credit of $172,000 that was issued in lieu of a security deposit on the lease for its manufacturing facility in Wilmington, Massachusetts. The cash is presented in restricted cash as a non-current asset in the Consolidated Balance Sheets.
     d) Marketable Securities— The Company records marketable securities at fair value as available-for-sale with unrealized holding gains (losses) recorded in accumulated other comprehensive income (loss). The Company records other-than-temporary impairment charges in the Consolidated Statements of Operations for investments that are in an unrealized loss position at the end of the period since the Company’s portfolio is managed by a third-party investment advisor that has discretionary authority to sell the investments. The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. As the Company’s marketable securities are available to fund operations and as management may sell a portion of its marketable securities in the next fiscal year in order to meet its working capital requirements, all marketable securities are classified as current assets.
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

     g) Valuation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. There have been no impairment charges recorded for long-lived assets in the Consolidated Statements of Operations in 2009, 2008, or 2007.
     h) Goodwill and Other Intangible Assets — Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. At December 31, 2009, the Company has no goodwill or intangible assets. In 2007 and 2008, goodwill impairment charges of approximately $6,773,000 and $1,500,000, respectively, were recorded related to the goodwill originally recorded in the Company’s 2006 acquisition of Sirius Laboratories, Inc.
     i) Revenue Recognition — PDT Revenue. Revenues on Kerastick® and BLU-U® product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is reasonably assured. DUSA offers programs that allow physicians access to our BLU-U® device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met. DUSA’s terms with customers do not provide for the right of return for sales of Kerastick® and BLU-U®, unless the product does not comply with the technical specifications.
     For revenues associated with contractual agreements with multiple elements, the Company applies the revenue recognition criteria outlined in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”) and ASC 605-25, Multiple Element Arrangements. Each contract is analyzed in order to separate each deliverable into separate units of accounting, if applicable, and then recognize revenue for those separated units as earned. Significant judgment is required in determining the units of accounting and the attribution method for such arrangements.
     The Company has entered into exclusive marketing, distribution and supply agreements with distributors in Latin America and Korea that contain multiple deliverables. The Company is obligated under these agreements to provide multiple deliverables; the primary deliverables being license/product distribution rights and commercial product supply. The deliverables are treated as a single unit of accounting. The Company has determined the attribution method for each of the separate payment streams. Under the terms of these agreements, the Company receives non-refundable milestone payments, a fixed price per unit sold and royalties based on a percentage of the net sales price to end-users. Milestones are deferred and recognized as license revenues on a straight-line basis, beginning on the date the milestone is achieved through term of the agreement, which is 10 years for these agreements. Royalties are recorded when earned, which is upon sell through to the end user. The fixed price per unit sold is recognized once the price is fixed and determinable, which is upon sell through to the end user. Additionally, the Company does not have sufficient data to determine product acceptance in the marketplace. The agreements require the distributors to make minimum purchases. If minimum purchase obligations are not fulfilled, the distributors are required to pay the difference between its actual purchases and the contractual minimums (a “gross-up” payment). Revenue for the gross-up payment is recorded upon cash receipt. To date, one of the Company’s distributors has failed to meet its contractual obligations and is required to make the gross-up payment; the payment has not been received to date. The other distributor’s minimum purchase commitment is measured over a five year period, which has not yet ended.
     Non-PDT Revenue. The Company recognizes revenue for sales of Non-PDT Drug Products when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesale customers. Revenue is recognized net of revenue reserves, which consist of allowances for discounts, returns, rebates, chargebacks and fees paid to wholesalers under distribution service agreements.
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

     The Company establishes an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales and related returns and incorporating other factors that could impact sales returns in the future. These other factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The Company’s policy is to accept returns when product is within six months of expiration. The Company considers all of these factors and adjusts the accrual periodically to reflect actual experience.
     A summary of activity in the Company’s valuation accounts are as follows:

	Balance at			Balance at
	January 1,		Actual Returns	December 31,
	2009	Provision	or Credits	2009
Accrued Expenses:
Sales returns and allowances	$500,000	$290,000	$(565,000)	$225,000
Chargebacks and rebates	$30,000	$4,000	$(32,000)	$2,000

	Balance at			Balance at
	January 1,		Actual Returns	December 31,
	2008	Provision	or Credits	2008
Accrued Expenses:
Sales returns and allowances	$546,000	$916,000	$(962,000)	$500,000
Chargebacks and rebates	$200,000	$408,000	$(578,000)	$30,000

	Balance at			Balance at
	January 1,		Actual Returns	December 31,
	2007	Provision	or Credits	2007
Accrued Expenses:
Sales returns and allowances	$632,000	$708,000	$(794,000)	$546,000
Chargebacks and rebates	$26,000	$675,000	$(501,000)	$200,000
     j) Warranty costs — The Company accrues for estimated future warranty costs on its BLU-U® sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. Warranty costs, which are included in cost of product revenues, were $79,000, $89,000 and $73,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

     As of December 31, 2009 and 2008 the total amount of unrecognized tax benefits was $1,399,000 and $1,483,000, respectively, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.
     The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.
     n) Basic and Diluted Net Loss Per Common Share — Basic net loss per common share is based upon the weighted average number of common shares outstanding during each period. Stock options, unvested common stock grants and warrants are not included in the computation of the weighted average number of common shares outstanding for dilutive net loss per common share during each of the periods presented in the Consolidated Statements of Operations, as the effect would be antidilutive. For the years ended December 31, 2009, 2008, and 2007, stock options, unvested common stock grants, warrants and rights totaling approximately 4,453,000, 4,497,000, and 4,250,000 shares, respectively, have been excluded from the computation of diluted net loss per share.
     o) Share-Based Compensation — The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the Company’s stock price as well as valuation assumptions, including the volatility of Company’s stock price, expected term of the option, risk-free interest rate and expected dividends. The fair value on the date of grant for unvested common shares is typically the Company’s common share price on that date.
     p) Comprehensive Loss — The Company has reported accumulated comprehensive income (loss) and its components as part of its Consolidated Statements of Shareholders’ Equity. Comprehensive loss, apart from net loss, relates to net unrealized gains and losses on marketable securities.
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
     r) Concentrations — The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for 2009, 2008, and 2007, and accounts receivable as of December 31, 2009 and December 31, 2008 were as follows:

	% of Revenue for Year Ended			% of Accounts Receivable as of
	December 31,			December 31,
	2009	2008	2007	2009	2008
Customer A	2%	2%	4%	4%	11%
Customer B	1%	7%	11%	1%	—
Customer C	1%	6%	15%	—	—
Customer D	—	3%	6%	—	—
Customer E	3%	2%	—	4%	9%
Customer F	2%	—	—	5%	—
Other customers	91%	80%	64%	86%	80%

Total	100%	100%	100%	100%	100%

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
     s) Derivative Financial Instruments — The Company has issued common stock warrants in connection with the October 2007 private placement (See Note 8). The warrants are accounted for as derivative liabilities at fair value. Changes in fair value of derivative liabilities are recorded in the Consolidated Statements of Operations under the caption “(Loss) gain on change in fair value of warrants.” The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, remaining contractual life and the risk-free interest rate.
     In connection with the October 2007 private placement, the Company filed a registration statement with the SEC, which was declared effective by the SEC on January 24, 2008, for the registration of the total number of shares sold to the investors and shares issuable upon the exercise of warrants. The Company is required under the agreement to use commercially reasonable efforts to cause the registration to remain continuously effective until such time when all of the registered shares are sold. In the event the Company fails to meet the requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 12%. If the Company determines a payment under this registration rights arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2009, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liability as of December 31, 2009.
     t) Recently Issued Accounting Standards To Be Adopted — In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.
3) FINANCIAL INSTRUMENTS
     Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, financial instruments are categorized based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted market prices in active markets for identical assets or liabilities. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. Level 2 consists of financial instruments that are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. The Company accesses publicly available market activity from third party databases and credit ratings of the issuers of the securities it holds to corroborate the data used in the fair value calculations obtained from its primary pricing source. The Company also takes into account credit rating changes, if any, of the securities or recent marketplace activity.
Level 3: Unobservable inputs that are not corroborated by market data. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. We initially recorded the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate.
     The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$7,613,000	$7,613,000	—	—
United States government-backed securities	8,150,000	—	$8,150,000	—
Corporate securities	906,000		906,000

Total assets at fair value	16,669,000	7,613,000	9,056,000	—

Liabilities
Warrant liability	813,000	—	—	$813,000

Total liabilities at fair value	$813,000	$—	$—	$813,000

	Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$3,880,000	$3,880,000	—	—
United States government-backed securities	12,313,000	—	$12,313,000	—
Corporate securities	2,690,000		2,690,000

Total assets at fair value	18,883,000	3,880,000	15,003,000	—

Liabilities
Warrant liability	436,000	—	—	$436,000

Total liabilities at fair value	$436,000	$—	$—	$436,000

     The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2009 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2009
						Change in
						Unrealized Gains
						Related to
			Purchases,			Financial
			Sales,	Transfers		Instruments
	Fair Value at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	December 31,	December 31,
	2009	Loss	net	Level 3	2009	2009
Warrant Liability	$436,000	$377,000	$—	$—	$813,000	$(377,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2008
						Change in
						Unrealized Gains
						Related to
			Purchases,			Financial
			Sales,	Transfers		Instruments
	Fair Value at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	December 31,	December 31,
	2008	Loss	net	Level 3	2008	2008
Warrant Liability	$1,262,000	$826,000	$—	$—	$436,000	$826,000

     Marketable Securities
     The Company’s marketable securities consist of the following:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$8,005,000	$145,000	$—	$8,150,000
Corporate securities	825,000	81,000	—	906,000

Total marketable securities	$8,830,000	$226,000	$—	$9,056,000

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$11,956,000	$357,000	$—	$12,313,000
Corporate securities	2,662,000	28,000	—	2,690,000

Total marketable securities	$14,618,000	$385,000	$—	$15,003,000

     The Company records other-than-temporary impairment charges for investments that are in an unrealized loss position at the end of the period since the Company’s portfolio is managed by a third-party investment advisor that has discretionary authority to sell the investments. The other-than-temporary impairment charge was $47,000, $78,000, and $16,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in other income, net in the accompanying Consolidated Statements of Operations. The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The (decrease) increase in net unrealized gains on such securities for the years ended December 31, 2009, 2008 and 2007 was $(159,000), $212,000 and $232,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Consolidated Balance Sheets. Realized losses on sales of marketable securities were $44,000, $50,000 and $15,000 in 2009, 2008 and 2007, respectively. As of December 31, 2009, current yields range from 0.76% to 5.99% and maturity dates range from April 2010 to January 2013.

     Common Stock Warrants
     Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. At December 31, 2009 and 2008, the aggregate fair value of these warrants was $813,000 and $437,000, respectively, resulting in non-cash (losses) gains of $(376,000), $826,000 and $687,000 in 2009, 2008 and 2007, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008	2007
Expected volatility	88%	75%	67%
Remaining contractual term (years)	3.3	4.3	5.3
Risk-free interest rate	1.9%	1.6%	3.5%
Expected dividend yield	0%	0%	0%
Common stock price	$1.6	$1.1	$2.1
4) INVENTORY
     Inventory consisted of the following at December 31:

	2009	2008
Finished goods	$974,000	$1,348,000
BLU-U® evaluation units	58,000	166,000
Work in process	398,000	698,000
Raw materials	740,000	601,000

	$2,170,000	$2,813,000

     BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.
5) PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, at cost, consisted of the following at December 31:

	Useful Life	2009	2008
	(In years)
Computer equipment and software	3	$2,877,000	$2,815,000
Furniture, fixtures and equipment	5	1,171,000	1,154,000
Manufacturing facility	Term of lease	2,204,000	2,204,000
Manufacturing equipment	5	2,432,000	2,332,000
Leasehold improvements	Lesser of useful life or term of lease	845,000	845,000

		9,529,000	9,350,000
Accumulated depreciation and amortization		(7,868,000)	(7,412,000)

		$1,661,000	$1,938,000

     Depreciation and amortization related to property, plant and equipment was $456,000, $570,000, and $671,000 for 2009, 2008 and 2007, respectively.
6) OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following at December 31:

	2009	2008
Research and development costs	$92,000	$190,000
Marketing and sales costs	418,000	191,000
Reserve for sales returns and allowances	225,000	500,000
Other product related costs	849,000	824,000
Legal and other professional fees	334,000	467,000
Due to former Sirius shareholders	214,000	—
Employee benefits	271,000	278,000
Accrued FDA fees	—	589,000
Other expenses	54,000	188,000

	$2,457,000	$3,227,000

7) INCOME TAXES
     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
DEFERRED TAX ASSETS
Current
Reserves	$102,000	$230,000
Accrued Charges	104,000	356,000

Total current deferred tax assets	206,000	586,000
Non-current
Operating loss carryforwards	33,945,000	32,176,000
Capitalized R&D	6,911,000	8,224,000
Research and development tax credit carryforwards	1,641,000	1,582,000
Deferred revenue	1,498,000	1,221,000
Intangible assets	191,000	226,000
Accrued charges	157,000	263,000
Stock-based compensation	1,674,000	1,753,000
Fixed assets	758,000	773,000

Total noncurrent deferred tax assets	46,775,000	46,218,000

Net deferred tax assets before allowance	46,981,000	46,804,000

Valuation allowance	(46,981,000)	(46,804,000)

Total	$—	$—

     During the years ended December 31, 2009, 2008 and 2007, the valuation allowance was increased by approximately $177,000, $1,923,000, and $861,000, respectively, due to the uncertainty of future realization of the net deferred tax assets, which increased in 2009, 2008 and 2007. The current year increase in the valuation allowance of $177,000 is primarily comprised of a decrease due to the current year change in temporary differences of $1,651,000, an increase in R&D credit carryforwards of $59,000 and an increase in the net operating loss carryforwards $1,769,000.
     Future releases of valuation allowances related to stock option deductions in the amount of $2,194,000 will be credited to additional paid-in-capital.
     As of December 31, 2009, the Company has Federal net operating loss carryforwards for tax purposes of approximately $94,465,000 and research and development tax credits of approximately $1,556,000, both of which, if not utilized, will expire on various dates through 2029 as follows:

		Research and
	Operating Loss	Development Tax
	Carryforwards	Credits
2010	$2,325,000	$—
2011	6,638,000	—
2012	6,841,000	—
2013	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	5,738,000	—
2019	—	—
2020	—	110,000
2021	3,143,000	288,000
2022	16,018,000	309,000
2023	12,872,000	148,000
2024	10,498,000	196,000
2025	13,425,000	182,000
2026	5,923,000	164,000
2027	5,321,000	25,000
2028	1,024,000	73,000
2029	4,699,000	61,000

	$94,465,000	$1,556,000

     The amount of the net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock under IRC Section 382. The Company currently believes that prior ownership changes have occurred as defined under IRC Section 382. The Company currently estimates that its utilization of the net operating loss carryforwards and other tax attributes may be limited to an annual limitation between approximately $1.5 million and $2.4 million per year. The final determination of the annual limitation is dependent upon certain technical rules that potentially could reduce the pre-change value utilized to calculate the annual limitation. Further, additional rules could result in an enhancement of the aforementioned annual limitation for the first five years after the ownership change. Based on these additional factors, the Company estimates that it will be able to utilize approximately $37.0 million to $57.0 million of its current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. The analysis has not been finalized. As the Company finalizes the analysis, these amounts may change.
     A reconciliation between the effective tax rate and the statutory Federal rate is as follows:

	2009	%	2008	%	2007	%
Income tax benefit at statutory rate	$(853,000)	(34.0)	$(2,125,000)	(34.0)	$(5,003,000)	(34.0)
State taxes	(61,000)	(2.4)	(113,000)	(1.8)	59,000	0.4
Tax credit carryforwards	(61,000)	(2.4)	(73,000)	(1.2)	—	—
Goodwill impairment	—	—	510,000	8.2	2,303,000	15.6
Warrant valuation adjustment	128,000	5.1	(281,000)	(4.5)	(234,000)	(1.6)
Change in valuation allowance including revisions of prior year estimates	265,000	10.6	1,923,000	30.8	2,831,000	19.2
Expiration of vested, non-qualified stock options	303,000	12.1	—	—	—	—
Other	279,000	11.0	159,000	2.5	44,000	0.4

Effective tax rate	$—	—	$—	—	$—	—

     As of December 31, 2009 and 2008, the Company’s total amount of unrecognized tax benefits was $1,399,000 and $1,483,000, respectively, which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized a tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.
     The change in unrecognized tax benefits for each of the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Balance at January 1,	$1,483,000	$1,739,000	1,803,000
Decrease for tax positions related to prior years	—	(190,000)	—
Reductions for expiration of statute of limitations	(84,000)	(66,000)	(64,000)

Balance at December 31,	$1,399,000	$1,483,000	1,739,000

     The Company does not expect substantial changes in its unrecognized tax benefits or positions over the next twelve months.
     Tax years ended December 31, 2006, 2007, 2008 and 2009 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, the years in which such losses originated may also be subject to review by relevant taxing authorities if utilized.
8) STOCK OPTIONS AND WARRANTS
Common Stock Warrants
     On October 29, 2007, the Company sold, through a private placement, 4,581,043 shares of our common stock and warrants to purchase 1,145,259 shares of common stock with an exercise price of $2.85. The warrants have a 5.5 year term and became exercisable on April 30, 2008. As described in Note 3, the warrants are recorded as a derivative liability at fair value.
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
     The 2006 Plan replaced the Company’s 1996 Omnibus Plan (the “1996 Plan”). A summary of stock option activity in both the 1996 Plan and the 2006 Plan, for 2009 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of year	3,011,063	$9.91
Options granted	801,650	$1.22
Options forfeited	(44,500)	$2.51
Options expired	(1,104,213)	$11.62
Options exercised	—	$—

Outstanding, end of year	2,664,000	$6.71	4.68	$264,000

Exercisable, end of year	1,619,525	$9.79	3.93	$38,000

Options vested and expected to vest, end of year	2,539,644	$6.97	4.61	$231,000

     A summary of stock options outstanding at December 31, 2009 follows:

		Weighted	Weighted		Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2009	Contractual Life	Price	2009	Price
$1.08-$1.10	77,500	6.48	$1.10	75,625	$1.10
$1.22	671,150	6.21	$1.22	—	$—
$1.27-3.37	764,600	4.51	$2.54	452,900	$2.52
$3.87-9.92	569,750	4.82	$7.57	511,250	$7.67
$10.00-31.00	581,000	2.75	$18.46	579,750	$18.48

	2,664,000	4.68	$6.71	1,619,525	$9.79

     The total intrinsic value for stock options exercised in 2009, 2008 and 2007 was approximately $0, $1,000 and $31,000, respectively. At December 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was $826,000, which is expected to be recognized over a weighted average period of 2.7 years.
     The amount of cash received from the exercise of stock options in 2009, 2008 and 2007 was approximately $0, $4,000 and $41,000, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

     Unvested Shares of Common Stock —
     During 2009 and 2008, respectively, the Company issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year:

	2009	2008
Outstanding, beginning of year	91,000	—
Shares granted	325,000	102,000
Shares vested	(22,750)	(11,000)
Outstanding, end of year	393,250	91,000

Weighted average grant date fair value of shares vested during year	$2.20	$2.20
Weighted average grant date fair value of shares granted during year	$1.20	$2.20
Weighted average grant date fair value of unvested shares, end of year	$1.39	$2.20
Weighted average remaining years to vest	2.9	3.4
     At December 31, 2009 total unrecognized estimated compensation cost related to non-vested common shares was $391,000, which is expected to be recognized over a weighted average period of 2.9 years.
Share-based Compensation
     Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, 2009, 2008 and 2007 is included in the following line items:

	Year Ended December 31,
	2009	2008	2007

Cost of product revenues	$60,000	$77,000	$99,000
Research and development	140,000	457,000	373,000
Selling and marketing	110,000	131,000	241,000
General and administrative	491,000	976,000	852,000

Share-based compensation expense	$801,000	$1,641,000	$1,565,000

     As a result of the departure of one of the Company’s officers during the fourth quarter of 2008, the Company accelerated the vesting on all of the former officer’s stock options and grants of unvested common stock. As a result of the acceleration of vesting the Company recorded share-based compensation expense of $286,000.
     The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $0.81, $1.41 and $1.97 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31,
	2009	2008	2007

Volatility	73.6%	70.4%	62.2%
Risk-free interest rate	1.87-2.54%	2.98 - 3.6%	4.01% - 4.92%
Expected dividend yield	0%	0%	0%
Expected life-directors and officers	6.0 years	6.3 years	5.9 years
Expected life-non-officer employees	5.8 years	5.9 years	5.5 years
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

     The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected life is based on the Company’s historical option cancellation and employee exercise information. The expected life of employee stock options includes the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2009 and 2008, forfeiture rates were estimated to be approximately 4.2% and 2.71%, respectively, for officers and directors and 9.35% for non-officer employees.
9) SIGNIFICANT PRODUCT AGREEMENTS
Stiefel Agreement
     In January 2006, as amended in September 2007, the Company licensed to Stiefel Laboratories, Inc. the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2,250,000. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction, Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During 2009 and 2008 the Company’s sales of Levulan® Kerastick® to Stiefel were $18,000 and $303,000, respectively. At December 31, 2009 and December 31, 2008 the total revenues deferred associated with shipments to Stiefel were $193,000 and $389,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at December 31, 2009 and December 31, 2008 associated with milestone payments received from Stiefel were $534,000 and $621,000, respectively.
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
Daewoong Agreement
     In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the years ended December 31, 2009 and 2008, the Company’s sales of Levulan® Kerastick® to Daewoong were $0 and $998,000, respectively. At December 31, 2009 and December 31, 2008 the total revenues deferred associated with shipments to Daewoong were $704,000 and $1,144,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at December 31, 2009 and December 31, 2008 associated with milestone payments received from Daewoong were $1,438,000 and $1,643,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.

PhotoCure Agreement
     On May 30, 2006, the Company entered into a patent license agreement under which the Company granted PhotoCure ASA a non-exclusive license under the patents the Company licenses from PARTEQ for ALA esters. In addition, the Company granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent the Company owns now or in the future. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A. (Galderma), a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Galderma’s PDT application for the treatment of AKs, under which Galderma will provide marketing support and distribution and PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States.
     Photocure is obligated to pay the Company royalties on sales of its ester products to the extent they are covered by its patents in the U.S. and certain other territories. As part of the agreement, PhotoCure paid the Company a prepaid royalty in the amount of $1,000,000 in 2006. Revenues recognized pursuant to the Photocure Agreement have not been material to date. The balance of the prepaid royalty under the Photocure Agreement is included in deferred revenues in the accompanying Consolidated Balance Sheets.
10) RETIREMENT PLAN
     The Company has a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”), covering all qualified employees. Participants may elect a salary deferral of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions. Effective February 1, 2003, the Company matches a participant’s contribution up to 1.25% of a participant’s salary (the “Match”), subject to certain limitations of the 401(k) Plan. Participants will vest in the Match at a rate of 25% for each year of service to the Company. The Company’s matching contributions in 2009, 2008 and 2007 were $63,000, $64,000 and $59,000, respectively.
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

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
REVENUES
PDT drug & device product revenues	$28,338,000	$23,930,000	$18,275,000
Non-PDT drug product revenues	1,470,000	5,615,000	9,388,000

Total revenues	29,808,000	29,545,000	27,663,000

COSTS OF REVENUES
PDT drug & device cost of product revenues and royalties	5,735,000	5,352,000	4,950,000
Non-PDT drug cost of product revenues and royalties	940,000	1,773,000	2,880,000

Total costs of revenues	6,675,000	7,125,000	7,830,000

GROSS MARGINS
PDT drug and device product gross margin	22,603,000	18,578,000	13,325,000
Non-PDT drug product gross margin	530,000	3,842,000	6,508,000

Total gross margins	$23,133,000	$22,420,000	$19,833,000

     During the years ended December 31, 2009, 2008 and 2007, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Year Ended December 31,
	2009	2008	2007
United States	95%	94%	95%
Canada	2%	2%	3%
Korea	2%	3%	2%
Rest-of-world	1%	1%	—%

Total	100%	100%	100%

12) SETTLEMENTS, NET
River’s Edge Litigation Settlement
     As part of the settlement of litigation between DUSA and River’s Edge Pharmaceuticals, LLC in October 2007, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to dismiss the lawsuit brought by DUSA against River’s Edge asserting a number of claims arising out of River’s Edge’s alleged infringement of the Company’s Nicomide® patent, U.S. Patent No. 6,979,468, under which DUSA formerly marketed, distributed and sold Nicomide®. As part of the terms of this agreement, River’s Edge agreed to pay to DUSA $25.00 for every bottle of River’s Edge product above 5,000 bottles that was substituted for Nicomide® after September 30, 2007. The net (loss) gain from settlement of the River’s Edge litigation in 2008 and, 2007 was $283,000 and $583,000, respectively, and is recorded in the accompanying Condensed Consolidated Statement of Operations in Settlements, net. There were no related gains or losses recorded in 2009.
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
     In April 2009, the Company and River’s Edge entered into an Amendment to their License Agreement (the “License Amendment”). The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon the Company’s receipt of $5,000,000. Of the $5,000,000, River’s Edge was required to payment to the Company of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. The License Agreement, as amended, has a term of 30 months, subject to a further extension under certain circumstances to 48 months, and may be terminated early by River’s Edge on 30 days’ prior written notice to the Company. Under the License Agreement, River’s Edge has assumed all regulatory responsibilities for the Licensed Products. If the License Agreement is terminated prior to the payment of the $5,000,000, all of the rights and licenses granted by the Company to River’s Edge will revert to the Company. The Company is recording the revenue from the License Amendment on a cash basis. The Company received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations, but has not received any further payments. We are considering our options relative to the collection of amounts due from River’s Edge and termination of the License Agreement, which we have the right to do for non-payment. The validity of the Nicomide patent is being tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. The USPTO accepted the reexamination on October 16, 2009 and the Company has received the first office action. Also, other new products have been launched that are competing with Nicomide®.

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
13) COMMITMENTS AND CONTINGENCIES
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

Third Amendment to Merger Agreement
     In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge mentioned above in Note 12 Settlements, Net, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company has agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
     In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new Milestone Termination Date, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The $100,000 payment to Sirius shareholders, along with the present value of the guaranteed $250,000 milestone payment, or $214,000, have been included in general and administrative expense for 2009 in the accompanying Consolidated Statement of Operations.
     The Company has not accrued amounts for any other potential contingencies as of December 31, 2009.

Lease Arrangements
     The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2012. Total rent expense under operating leases was approximately $398,000, $447,000 and $476,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum payments under lease arrangements at December 31, 2009 are as follows:

Operating
Years Ending December 31,	Lease Obligations
2010	$464,000
2011	480,000
2012	283,000
2013	—
Thereafter	—

Total	$1,227,000

14) SUBSEQUENT EVENT
     In February 2010, the Company incurred a loss on the purchase of one its Non-PDT Drug Products that was in-transit having an approximate cost of $300,000. The Company has not yet determined the financial statement impact as it is evaluating its insurance coverage.
15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Results for Year Ended December 31, 2009
	March 31	June 30	Sept 30	Dec 31
Product revenues	$7,138,269	$6,965,541	$6,930,110	$8,773,909
Gross margin	5,200,043	5,524,677	5,335,418	7,073,345
Net (loss) income	(1,606,931)	(852,709)	(415,240)	366,588
Basic and diluted (loss) earnings per common share	$(0.07)	$(0.04)	$(0.02)	$0.02

	Quarterly Results for Year Ended December 31, 2008
	March 31	June 30	Sept 30 (1)	Dec 31
Product revenues	$7,929,500	$8,112,239	$5,726,071	$7,777,596
Gross margin	6,229,183	6,324,545	4,264,043	5,602,540
Net loss	(1,284,141)	(138,791)	(2,836,855)	(1,990,654)
Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.12)	$(0.08)

(1)	In the third quarter of 2008, the Company recorded a goodwill impairment charge of $1,500,000.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc. By (Signature and Title)
/s/ Robert F. Doman
President and Chief Executive Officer

Date: March 4, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Doman	Director, President and Chief	March 4, 2010
Robert F. Doman	Executive Officer (principal executive officer)	Date

/s/ Richard C. Christopher	Vice President, Finance and Chief	March 4, 2010
Richard C. Christopher	Financial Officer (principal financial officer and principal accounting officer)	Date

/s/ John H. Abeles	Director	March 4, 2010
John H. Abeles		Date

/s/ David Bartash	Vice Chairman of the Board and Lead Director	March 4, 2010
David Bartash		Date

/s/ Alexander W. Casdin	Director	March 4, 2010
Alexander W. Casdin		Date

/s/ Jay M. Haft, Esq.	Chairman of the Board and Director	March 4, 2010
Jay M. Haft, Esq.		Date

/s/ Marvin E. Lesser	Director	March 4, 2010
Marvin E. Lesser		Date

/s/ Richard C. Lufkin	Director	March 4, 2010
Richard C. Lufkin		Date

/s/ Magnus Moliteus	Director	March 4, 2010
Magnus Moliteus		Date

EXHIBIT INDEX

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and
2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference.
2(a.3)	Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference.
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;
3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and
3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference.
4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;
4(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
4(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(d)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and
4(f)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.
10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b)	ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b.1)	Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(b.2)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(c)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference,+
10(d)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference; +
10(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference; +
10(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference; +
10(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference; +

10(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference; +
10(h)	Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(h.1)	Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of June 21, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;
10(i)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(i.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;
10(i.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.4)	Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(j)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(k)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(l)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(m)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference
10(n)	Securities Purchase Agreement dated as of February 27, 2004, by and among the Registrant and certain investors, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(o)	Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(p)	Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(q)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10(r)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(r.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(s)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference; +
10(s.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(t)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(t.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(t.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(u)	Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;
10(v)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(v.1)	Amendment to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(w)	Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; +
10(x)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(aa)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference; and+
10(bb)	Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(cc)	Amendment and Extension of the Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(dd)	Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(ee)	Amendment and Extension of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.D to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(ff)	Second Amendment of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.E to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(gg)	Supply Agreement between Sirius Laboratories, Inc. and L. Perrigo Registrant dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.F to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(hh)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(hh.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008; +

10(ii)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;
10(jj)	Separation Agreement between the Registrant and Paul Sowyrda, dated as of August 31, 2006 filed as Exhibit 10(kk) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(kk)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(kk.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference, +
10(ll)	Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 4, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(mm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(ll.1)	First Amendment to Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 10, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(nn) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrants’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference; +
10(nn)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(oo)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; +
10(pp)	Marketing, Distribution and Supply Agreement between the Registrant and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(aa) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference;
10(pp.1)	Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Registrant and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007, and is incorporated herein by reference;
10(qq)	Securities Purchase Agreement, dated October 29, 2007, by and among the Registrant and each of the selling shareholders named therein portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(rr)	Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference.
10(ss)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 3, 2009, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference;
10(ss.1)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 21, 2009, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference;
10(tt)	License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference; and
10(uu)	Amendment to License Agreement between Registrant and River’s Edge Pharmaceuticals, LLC entered into April 21, 2009, filed as Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,2009, and is incorporated herein by reference.

14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and
31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated March 3, 2010.

+	Management contract or compensatory plan or arrangement.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.