Form 10-K/A
period 2009-12-31
DUSA PHARMACEUTICALS INC
filed 2010-04-27
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 27, 2010, the Registrant had 24,173,096 shares of Common Stock, no par value, outstanding.

Based on the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 30, 2009 ($1.10) (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,741,353.

Exhibit Index
EX-31.A:	SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.B:	SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.A:	SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.B:	SECTION 906 CERTIFICATION OF THE C.F.O.
EX-31.A
EX-31.B
EX-32.A
EX-32.B

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 (the “Original Filing”) is being filed solely for the purpose of adding Part III.

Except as described above, this Form 10-K/A does not revise or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

We have listed below the name, age and other information concerning the members of our Board of Directors together with summaries of their backgrounds.

Jay M. Haft, Esq., 74, who serves as the Chairman of the Board and Chairman of our Compensation Committee is also a member of our Audit and Nominating and Corporate Governance committees. He was first elected to the Board on September 16, 1996. He is a strategic and financial consultant for growth-stage companies. He has served as Chairman of the Board since December 1, 2008. Mr. Haft also served as Chairman of the Board from June 2003 to December 2004 and Vice Chairman and Lead Director from December 2004 to December 2008. Since 2005, Mr. Haft has been a partner and a member of the Investment Committee of Columbus Nova, a private investment arm of the Renova Group. He was a senior corporate partner of the law firm of Parker, Duryee, Rosoff & Haft from 1989 to 1994 and was of counsel to Parker, Duryee, Rosoff & Haft from 1994 until 2002. Mr. Haft was a director of Encore Medical prior to its acquisition by the Blackstone Group in 2006 and is a current member of the Board of Directors of Kingstone Companies Inc. He is also active in international corporate finance mergers and acquisitions, having extensive experience in the Russian market, where he has worked on growth strategies for companies looking to internationalize their business assets and enter international capital markets. Mr. Haft has served on approximately 30 corporate boards, including his tenure as chairman of the Emerson Radio Corporation, and Director at CompuComp Systems, Inc. He has served as a founder, consultant and/or director of Imatron Inc. (a CT scanner company whose technology is now owned by GE), Cardiac Resuscitator Corp. (technology now own by Medtronics) and Encore Orthopedics Corp. (technology acquired by the Blackstone Group). Currently Mr. Haft is a director of Ballantyne Cashmere, SpA as well as an advisor to Montezemolo & Partners, an Italian family investment group. He also serves on the board of the U.S.-Russia Business Council, and The Link of Times Foundation, a private cultural historical foundation. Mr. Haft is also active in the non-profit sector as well, particularly in the areas of education and art. He has served as a Director of the Florida International University (FIU) Foundation and a member of the Advisory Board of the Wolfsonian Museum and the FIU Law School. He was previously appointed Governor Lawton Chiles to the Florida Commission for the Governmental Accountability to the People, and served as a National Trustee and Treasurer of the Miami City Ballet and on the board of the Concert Association of Florida. Mr. Haft earned his Bachelor’s degree and graduated Phi Beta Kappa from Yale University and earned his law degree from Yale Law School. The Board believes that Mr. Haft is qualified to serve as a director due to his wealth of knowledge and insight into the challenges faced by emerging growth companies, including successful companies in the medical device field as well as his expertise in counseling companies on strategic matters.

John H. Abeles, MD, 64, who serves as the Chairman of our Nominating and Corporate Governance Committee and is also a member of our Audit, Compensation and Acquisition and Business Development committees, was first elected to the Board on August 2, 1994. He is also the President and founder of MedVest, Inc. which, since 1980, has provided consulting services to health care and high technology companies. Dr. Abeles practiced medicine before joining the pharmaceutical industry as a senior medical executive with Sterling Drug, Pfizer Inc. and Revlon Health Care in the early 1970s. In 1975, he became the first, full-time healthcare analyst in Wall Street with medical degree qualifications, at Kidder Peabody, where he worked until 1980 when he formed MedVest Inc. MedVest is a privately owned healthcare consulting firm concentrating in medical product development, research and development strategy and venture financing. He is the General Partner of Northlea Partners, a family office fund with numerous venture and private equity investments in emerging medical companies. Since 2005, Dr. Abeles has been a Managing Member of ProMed Capital LLC, a New York investment group promulgating Israeli medical venture companies and investments. He also serves on several boards of private companies in the healthcare industry. Dr. Abeles serves as an Advisory Board Member of the College of Chemistry, University of California, Berkeley. He is a Fellow of the Royal Society of Medicine, London. He is a professor of Clinical Pharmacology and Therapeutics of the International University of the Health Sciences since 1998 and was Adjunct Instructor, Clinical Pharmacology, Mt. Sinai Medical School from 1978-1982. In the non-profit sector, Dr. Abeles is a Director of the International Opera Alliance in New York and a member of the Players Club in New York. He is also on the board of The New Group, a theater organization in New York. Dr. Abeles is also a member of the Boards of Directors of Oryx Technology, CytoCore, Inc. and CombiMatrix Corporation. He was a member of the Boards of Directors of I-Flow Corporation, a manufacturer of medical infusion devices, prior to its sale to Kimberly-Clark Corporation in 2009. He earned his medical degree as well as a degree in pharmacology from the University of Birmingham, England. He also has a diploma in music from the Royal Schools of Music in piano and violin. The Board believes that Dr. Abeles is qualified to serve as a director due to his extensive expertise in the medical field, in the development and commercialization of drugs and medical devices and his membership on public and private companies’ boards of directors.

David M. Bartash, 67, who serves as the Vice Chairman, Lead Director and Chairman of our Acquisition and Business Development Committee and is also a member of our Audit and Compensation committees, was first elected to the Board on November 16, 2001. He is also the President and founder of Bartash and Company, a consulting company which, since 1990, has been providing financial and scientific consulting services to the healthcare industry. He has personally advised pharmaceutical and biotechnology companies in the United States, Canada, and Australia; investment firms in the United States and Great Britain; and investment banking firms in the United States. Mr. Bartash also serves on the Board of Directors of the Developmental Disabilities Institute, a not-for-profit organization providing educational, residential, and medical services to over 1500 individuals with autism spectrum disorders. He served as Chairman for the Board of DDI until 2009, and currently serves on the Executive, Finance, and Building Committees. Mr. Bartash also serves on the Board of Directors of the DDI Foundation. Prior to founding Bartash & Company, Mr. Bartash spent over 20 years as a research analyst, and primarily as a pharmaceutical analyst, at several major investment firms representing both the buy and the sell sides of Wall Street. His last two positions, prior to forming Bartash & Company, were as senior pharmaceutical analyst at Dean Witter and Citibank. Mr. Bartash earned his Bachelor’s degree from the University of Pennsylvania and his Master’s degree from Bryn Mawr College. The Board believes that Mr. Bartash is qualified to serve as a director as a result of his significant experience in the pharmaceutical industry, particularly stemming from his years of providing investment advice and financial analysis of business and product opportunities, as well as his diversity of view points.

Alexander W. Casdin, 42, who is a member of our Audit and Acquisition and Business Development committees, was first elected to the Board on January 29, 2009. He is also Vice President, Finance of Amylin Pharmaceuticals, Inc., a position he has held since November, 2009. Prior to his position at Amylin, Mr. Casdin was founder of Casdin Advisors LLC, formed in 2007, where he served as a strategic advisor to companies in the life sciences industry. From October 2005 until he founded Casdin Advisors, Mr. Casdin was Chief Executive Officer and Portfolio Manager of Cooper Hill Partners, LLC, a healthcare investment fund, and from 2001 to October 2005, he was Co-Portfolio Manager at Cooper Hill Partners. From 1999 to 2001, Mr. Casdin was employed by Pequot Capital Management, LLC as an analyst and then portfolio manager where he oversaw the Pequot Capital Healthcare Fund. Prior to joining Pequot Capital Management, Mr. Casdin was a Senior Managing Analyst at Dreyfus Corporation focusing on the healthcare industry. In the non-profit sector, Mr. Casdin is a member of the Social Enterprise Program at Columbia Business School, a member of the Advisory Board of Hassenfeld Center for Cancer & Blood Disorders based at New York University’s Langone Medical Center and a member of the Artists Council of the Whitney Museum of American Art. Mr. Casdin earned his Bachelor’s degree from Brown University and earned his Master’s in Business Administration, Beta

Gamma Sigma, from Columbia Business School. The Board believes Mr. Casdin is qualified to serve as a director due to his extensive knowledge of the pharmaceutical industry and his business and financial expertise, particularly arising from his years analyzing investment opportunities in the healthcare field.

Robert F. Doman, 60, has served as our President and Chief Executive Officer since June 2007 and as our President and Chief Operating Officer from January 2005 to June 2007. He was first elected to the Board on June 15, 2006. From 2000 until 2004, Mr. Doman served as President of Leach Technology Group, the medical device division of Leach Holding Corporation which was sold to Easterline Technologies in 2004. From 1999 to 2000, he was President, Device Product Development of West Pharmaceutical Services, a manufacturer of systems and device components for parentally administered medicines and drugs. Prior to joining West Pharmaceutical Services, he worked for the Convatec division of Bristol-Myers Squibb from 1991 to 1999 in positions that included: Vice President, Worldwide Marketing and Business Development; Vice President and General Manager, U.S. Wound and Skin Care; and Vice President, U.S. Operations. From 1976 to 1990, he held sales, marketing and business development roles of increasing responsibilities at Critikon, Inc., a Johnson & Johnson company. Mr. Doman earned his Bachelor’s degree from Saint Joseph’s University. The Board believes that Mr. Doman is qualified to serve as a director due to his prior extensive diverse international and domestic experience in senior management positions at pharmaceutical and medical device companies, including in the field of dermatology, with respect to general management, business development, building sales and marketing capabilities, new product development and strategic planning.

Marvin E. Lesser, 68, who is a candidate for election to the Board of Directors, was first elected to the Board on June 9, 2009. He is a member of our Audit and Compensation Committees. Mr. Lesser has been Managing Partner of Sigma Partners, L.P., a private investment partnership, since 1993. Also, since 2000 he has been the President of Alpina Management, LLC, the investment adviser to St. Moritz 2000 Fund, Ltd., a private investment fund. Since 1992 he has periodically provided consulting services in finance, compensation and organizational matters. He is a director of USG Corporation, Golfsmith International Holdings, Inc. and St. Moritz 2000 Fund, Ltd, and from 2002 to 2007 was a director of Pioneer Companies, Inc. He has experience serving on audit, compensation, finance, governance and CEO search committees, and has been the chair of audit committees and a CEO search committee. Mr. Lesser’s background and experience include both public accounting and law, but he is currently not practicing in either profession. The Board believes that Mr. Lesser is qualified to serve as a director due to his prior and current experience on public company boards, his knowledge of public company accounting and financial matters and his investment manager’s perspective on the analysis of corporate performance and the domestic and global economic environments. Mr. Lesser holds a Bachelor of Science in Economics degree from the Wharton School at the University of Pennsylvania, a Bachelor of Laws degree from the University of Pennsylvania and Master of Laws degree from New York University.

Richard C. Lufkin, 63, who serves as the Chairman of our Audit Committee and is also a member of our Compensation, Nominating and Corporate Governance Committees, was first elected to the Board on January 27, 1992. Since 2005 he has served as a co-founder, director, and the Chief Financial Officer of Anima Cell Metrology, Inc., a development-stage, privately-held biotechnology firm focused on proteomics. From 1995 to 2004 Mr. Lufkin was co-founder and President of Linguagen Corp. (now Redpoint Bio Corp.), a publicly-traded biotechnology firm developing products deriving from its expertise in the molecular biology of taste signaling. From 1992 to 2003 he was co-founder and Chief Operating Officer of SynectiQ Corporation, a medical device contract research and development firm. From 1986 until it was acquired by IVAX Corporation in 1991, Mr. Lufkin was President and Chief Operating Officer of Medical Market Specialties, Inc., a specialty pharmaceutical firm concentrating on the latter stage development, regulatory approval, and marketing of orphan drugs. He is the principal of Enterprise Development Associates, a proprietorship formed in 1985 which provides consulting and venture support services, licensing, strategic planning, FDA regulatory affairs and marketing management to early stage technology-based companies, principally in the life sciences sector. From 1980-1985, he held management positions with Johnson & Johnson handling business development of professional and consumer wound and oral care products, orthopedics, athletic products, ostomy, and adult incontinence products, as well as establishing business terms for numerous product acquisition, distribution, license, option, and funded research agreements. Prior to this time, he was Assistant Vice President of the

American Research and Development, Division of Textron, Inc. managing venture capital investments including seed capital, second and third round financings and leveraged buy-outs for portfolio companies, on many of which he served as a board member. Early in his career he worked at Corning, Inc. following his service as a Naval officer. Mr. Lufkin’s other current activities include serving as a Director for the New Jersey Chapter, National Association of Corporate Directors, member of the Technology Advisory Board of the New Jersey Economic Development Authority, and President of the MIT Club of Northern New Jersey. Mr. Lufkin earned his Bachelor of Science from the Massachusetts Institute of Technology and his Master in Business Administration from the Wharton School, University of Pennsylvania.

The Board of Directors believes that Mr. Lufkin is qualified to serve due to his strong entrepreneurial experience in developing and commercializing new products for the pharmaceutical and medical device markets.

Magnus Moliteus, 71, who is a member of our Audit, Compensation and Acquisition and business Development committees, was first elected to the Board on July 25, 2003. He also has been a consultant to the healthcare industry and Chairman of COM Consulting, a privately held firm, which enhances Swedish-American relations particularly between health care companies, since 2001. From 1995 to 2001, Mr. Moliteus served as Executive Director of Invest in Sweden Agency, U.S., a Swedish government agency. From 1973-1976 he was President of Pharmacia France S.A. From 1977 to 1990, he was the Chief Executive Officer of Pharmacia, Inc. (now owned by Pfizer, Inc.) and from 1990 to 1995 he was Chief Executive Officer of Procordia US Inc. Mr. Moliteus served as Chairman of the Swedish-American Chamber of Commerce, Inc. between 1988 to 1991 and remains an honorary director. Also, from 1989 to 1995, Mr. Moliteus was a member of the Board of the Health Industry Manufacturers Association (HIMA). Currently Mr. Moliteus is a member of the Advisory board of Eon Reality, Inc. and of e-pill, LLC. He is also senior advisor to Pharmadule Inc. and head of KAEL-Gemvax US and European operations. Mr. Moliteus earned his Master’s degree from Uppsala University. The Board believes that Mr. Moliteus is qualified to serve as a director based on his extensive senior executive management positions with a global pharmaceutical company and his role as an advisor to numerous other companies in the industry.

Pursuant to the terms of the merger agreement dated as of December 30, 2005, as amended, by and among DUSA, Sirius Laboratories, Inc. and certain shareholders of Sirius, Sirius has the right to nominate one director to our Board. Sirius’s initial representative on our Board, Dr. Neal Penneys, resigned on April 10, 2007 for personal reasons and has not been replaced by the Sirius shareholder representatives. DUSA’s obligation to nominate a director candidate recommended by the Sirius shareholder representatives, continues through the expiration of the period of time that any milestone payment may be paid to former Sirius shareholders under the terms of the merger agreement.

Identification of Executive Officers Who Are Not Directors

The name, age, current position and date first elected as an executive officer of the Company of each executive officer who is not a director of the Company is listed below, followed by summaries of their backgrounds and principal occupations. Executive officers are elected annually, and serve at the discretion of the Board of Directors.

			Date First
			Elected
Name	Age	Current Title	as Officer

Mark C. Carota	54	Vice President, Operations	2/18/2000
Richard C. Christopher	40	Vice President, Finance and Chief Financial Officer	1/01/2004
Scott L. Lundahl	51	Vice President, Intellectual Property and Regulatory Affairs	6/23/1999
Stuart L. Marcus, MD, Ph.D.	63	Vice President, Scientific Affairs and Chief Medical Officer	10/11/1993
William F. O’Dell	63	Executive Vice President, Sales and Marketing	4/17/2006
Michael J. Todisco, CPA	45	Vice President, Controller	9/18/2006

Mark C. Carota has been employed by the Company since October 1999 and has served as our Vice President, Operations since February 2000. Prior to joining the Company, Mr. Carota was Director of Operations from November 1998 to October 1999 for Lavelle, Inc., a privately held manufacturer of orthopedic instrumentation. From July 1998 to November 1998, Mr. Carota was employed as Director of Quality Assurance by CGI Inc. Prior to joining CGI Inc., Mr. Carota was employed by Allergan Inc. from February 1997 to July 1998 where he had responsibility for quality assurance, engineering and facilities.

Richard C. Christopher has been employed by the Company since December 2000 and has served as our Vice President, Finance and CFO since January 2005. Prior to his promotion to his current position in January 2005, he held the positions of Vice President, Financial Planning and Analysis from January 2004 to January 2005 and Director, Financial Analysis from December 2000 to January 2004. Prior to joining the Company, he was the North American Cost Accounting Manager for Grace Construction Products, a unit of W.R. Grace & Co., from April 1999 to December 2000. Prior to joining Grace Construction Products, Mr. Christopher was employed by the Boston Edison Company from March 1996 to April 1999.

Scott L. Lundahl has been employed by the Company since May 1998 and has served as our Vice President, Intellectual Property and Regulatory Affairs since January 2004. In addition to his current position, he has held the positions of Vice President, Technology and Director of Technology Development. In 1994, Mr. Lundahl co-founded and became Vice President of Lumenetics, Inc., a privately-owned medical device development company, which, prior to May 1998, provided the Company with consulting services in the light device technology area.

Stuart L. Marcus, MD, Ph.D.  has been employed by the Company as our Vice President, Scientific Affairs and Chief Medical Officer since October 1993. Prior to joining the Company, he was Director of the Hematology/Oncology Department of Daiichi Pharmaceuticals Inc., and prior thereto he held positions in the Medical Research Division of the American Cyanamid Company, directing photodynamic therapy clinical development, among other assignments.

William F. O’Dell has been employed by the Company as our Executive Vice President, Sales and Marketing since April 2006. Prior to joining the Company, Mr. O’Dell was Vice President of Marketing and Strategic Business Development at West Pharmaceuticals, Inc. from October 2005 to April 2006. Mr. O’Dell also served at West Pharmaceuticals as Vice President of Sales and Marketing for the Americas Region from January 2002 to October 2005 and as Vice President of Global Marketing from December 1999 to December 2001.

Michael J. Todisco, CPA, has been employed by the Company since May 2005 and has served as our Vice President, Controller since September 2006. Prior to his promotion to his current position, he held the position of Controller. Prior to joining the Company, he was the Director of Finance at Art Technology Group, Inc. from March 2003 through May 2005. Prior to joining Art Technology Group, Mr. Todisco was the Director of Treasury Services at American Tower Corporation from March 2001 through March 2003.

Section 16(A) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any person holding more than ten percent (10%) of our Common Stock are required to report their ownership of securities and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Based on our review of the copies of such forms we have received, we believe that all of our officers, directors and shareholders holding ten percent (10%) or more of our Common Stock complied with all filing requirements applicable to them with respect to their reporting obligations. In making these statements, we have relied on the written representations of our directors and officers and copies of the reports that they and any person holding more than ten percent (10%) of our Common Stock have filed with the Securities and Exchange Commission.

Code of Ethics Applicable to Senior Officers

We have adopted a written Code of Ethics Applicable to Senior Officers that applies to our senior officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted the Code of Ethics on our website, which is located at www.dusapharma.com. In addition, we intend to disclose on our website any amendments to, or waivers from, any provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Audit Committee and Audit Committee Financial Expert

All of the non-employee directors are members of the Audit Committee. Mr. Lufkin serves as its Chairman. All of the members are independent directors in accordance with the rules of the NASDAQ Stock Market and applicable federal securities laws and regulations. In addition, the Board of Directors has determined that Mr. Lufkin qualifies as an audit committee financial expert and has designated him to that position. The Audit Committee provides oversight of the Company’s accounting functions and acts as liaison between the Board of Directors and the Company’s independent registered public accounting firm. The Committee reviews with the independent auditors the Company’s unaudited quarterly financial statements, the planning and scope of the audits of the Company’s financial statements, the results of those audits and the adequacy of internal accounting controls, and monitors other corporate and financial policies. In performing these functions, the Audit Committee meets periodically with the independent auditors (including in private sessions) and with management. In addition, the Audit Committee selects the independent registered public accounting firm. The Audit Committee operates under a written charter adopted and approved by the Board of Directors, a copy of which is available on the Company’s website at www.dusapharma.com. The Committee met five (5) times during 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Philosophy and Objectives — All of our compensation programs and policies are designed to attract, retain, and reward key employees to align compensation with DUSA’s performance and to motivate executive officers to achieve the Company’s business objectives. Our programs are geared to rewarding both short and longer-term performance with the ultimate objective of increasing shareholder value over time.

The Compensation Committee of the Board of Directors (the “Compensation Committee” or the “Committee”) believes that compensation should reflect the success of our executives as a management team, so we consider both individual and corporate strategic and financial goals in determining compensation. We believe that executive compensation should not be based on the short-term performance of our stock, but that the price of our stock will, in the long-term, reflect our operating performance and management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and restricted stock award programs.

Throughout this document, the individuals who served as our Chief Executive Officer and our Chief Financial Officer during fiscal 2009, as well as other individuals included in the Summary Compensation Table on page 11, are referred to as “named executive officers.”

Overview of Compensation and Process — The Compensation Committee is composed of all of the independent non-employee directors. The Compensation Committee is responsible for setting and administering the policies which govern annual executive salaries and cash bonus awards, and under the 2006 Equity Compensation Plan, the Committee approves the amounts of stock option or other equity awards to all grantees. The Compensation Committee evaluates, on a yearly basis, the performance, and determines the compensation of, the executive officers of DUSA, including the named executive officers. DUSA’s President and Chief Executive Officer, Robert Doman, is not a member of the Compensation Committee, however, the Compensation Committee seeks input from him regarding the performance of DUSA’s other executive officers. Mr. Doman and Richard C. Christopher, DUSA’s Vice President of Finance and Chief Financial Officer, are

present, at the invitation of the Compensation Committee, at its meetings, other than during consideration of their own compensation or other executive sessions.

In 2007, the Compensation Committee retained an independent compensation consultant, WNB Consulting LLC to review and analyze DUSA’s executive compensation programs, to prepare a benchmarking analysis, and to recommend appropriate levels of cash and equity compensation for DUSA’s executive officers, including its President and Chief Executive Officer. WNB Consulting was retained in both 2008 and 2009 for similar purposes, which included updating the information that the firm had provided to the Committee in 2007. The Compensation Committee is solely responsible for the engagement of WNB Consulting, and all work performed by WNB Consulting is initiated and supervised by the Compensation Committee, except to the extent delegated by the Compensation Committee to management. The Committee discussed the recommendations of WNB Consulting with the consultant when setting 2008, 2009 and 2010 salaries, and when making decisions about bonus levels and equity compensation awards. While input from the consultant is carefully considered, ultimate decision making authority rests with the Compensation Committee which retains discretion over salary, cash bonus, and equity compensation determinations based upon its subjective view of an executive’s performance.

DUSA’s executive compensation programs consist of base salary, discretionary cash bonus incentives based on annual individual and corporate goals, grants under the Company’s equity plan, a 401(k) plan, a deferred compensation plan, and certain other perquisites and benefits generally available on the same basis as benefits provided to its other employees. Typically, during the first quarter of each year, our Compensation Committee meets to consider and, if deemed appropriate, approve cash bonuses for our executives based on the prior fiscal year’s performance and base salaries for the new fiscal year, and to consider and, if deemed appropriate, grant equity awards, in the form of stock options and restricted stock awards, to all of the executive officers. On occasion, as occurred during 2007, compensation adjustments are made during the year to reflect a change in roles or responsibilities of our executives.

DUSA does not currently provide any pension benefits to its named executive officers or employees.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation’s chief executive officer and four other most highly paid executive officers. We periodically review the potential consequences of Section 162(m) and may structure performance-based compensation to comply with certain exemptions. However, we have not done so to date.

Base Salary — With regard to base salary, the Compensation Committee believes that DUSA’s officers should be compensated at levels comparable to the base salary of executive officers at similar public biotechnology or pharmaceutical companies. Base salaries are paid at competitive levels to attract and retain talented management personnel. During 2008 and 2009, the Compensation Committee used survey data reporting the salaries and bonuses for executives of companies in these groups which was prepared by WNB Consulting LLC. In addition, the Committee has referred to survey data or analyses of survey data from the Radford Biotechnology Survey, Mercer Executive Compensation Survey, Watson Wyatt’s Executive Compensation Survey, TSG Management Survey, SIRS Executive Survey ORC’s Executive Compensation Survey and TSG Biotechnology Survey. The Committee uses this information to assist it in setting executive compensation but does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.

The Committee also takes note of the cost of living increase in determining base salary increases, as well as the general performance of the Company. In June 2007, the Committee increased Mr. Doman’s salary in connection with his promotion to the position of Chief Executive Officer. In early 2007, the Committee approved base salary increases in the range of 2.5% to 10.8% for the other named executive officers. Following the analysis by WNB Consulting which indicated that several of the named executive officers’ base salaries were below the low end range of competitiveness, the Committee, in April 2008, approved a base salary increases in the range of 3.5% to 14.6%, including 10% for Mr. Doman and 14.6% for Mr. Christopher. For 2009, all base salaries company-wide remained at 2008 levels in order to preserve cash resources during uncertain economic times. However, for 2010, the Committee approved base salary increases for the named executive officers, other than Mr. Doman, in the range of 2.0% to 6.4% which includes certain market adjustments for two of the named executive officers based on recommendations from WNB Consulting. The Committee granted an increase of 4% to Mr. Doman in light of his very strong performance and guidance of the Company to achieve both positive cash flow and profitability during the fourth quarter of 2009.

Bonuses — Under the terms of its employment agreements with its officers, DUSA’s Vice Presidents are eligible to receive a range of up to 35-40% of their base salary as a discretionary cash bonus award to be set by the Board of Directors. These percentage opportunities reflect increases of 5%-10% which the Committee made in April 2008 upon the recommendation and analysis of WNB Consulting. In June 2007, in connection with his promotion to President and Chief Executive Officer, the Committee determined that Mr. Doman should be eligible to receive up to 50% of his base salary as a cash bonus. In some cases, the agreements provide that the Board may award a cash bonus in excess of the stated percentage for outstanding performance. DUSA believes that the cash bonus is an important incentive to its officers and assists DUSA in reaching its corporate goals.

Financial and strategic business goals are typically set by management, and approved by the Board of Directors, usually during the fourth quarter of the previous year. The primary financial goals relate to achievement of net revenue and income statement improvement milestones. Management recommends these goals to incentivize its named executive officers to perform at consistent high levels, however, these goals are not set at levels which management believes are likely to be unattainable. For 2007, attainment of corporate goals represented 70% of the bonus opportunity for the executives and attainment of individual goals represented 30% of the bonus opportunity, except that corporate financial goals had to be achieved in order for any bonus payment to be granted. In prior years, the Committee used various combinations of attainment of corporate goals, individual goals and stock performance as a basis for determining bonuses. No bonuses were paid for 2007 performance because management did not achieve its corporate goals primarily due to the consequences of a litigation matter that was settled in October 2007. For 2008 and 2009, the Committee used a more flexible, subjective approach in its consideration of cash bonus incentives. While management made recommendations to the Committee in light of certain corporate performance, including increases in total revenues and reduction in operating loss, no formal metrics were adopted by the Committee. The Committee also considered other factors, such as regulatory action in 2008 against certain of the Company’s products and the manner in which management successfully responded, and the attainment of positive cash flow and profitability in the fourth quarter of 2009, despite a difficult economic environment. In February 2010, the Committee using its discretion, based on the experience of its members and in light of performance during 2009, determined that bonuses should be paid in amounts ranging from approximately 10% to approximately 30% of base salary. The Committee believes that in light of the Company’s stage of development, a flexible approach is fairer and provides a greater incentive for the Company’s executives to achieve both short and long term objectives.

The Compensation Committee discusses and adjusts the written recommendations of the President and Chief Executive Officer of DUSA in awarding discretionary cash bonuses, as well as base salary increases for the other executives. For 2008, the then current Chairman of the Board discussed a recommendation with the Committee for the compensation of the then current President and Chief Executive Officer which was considered by the Committee. The Compensation Committee exercises subjective judgment and discretion in the granting of the amount of bonuses and in setting base salaries.

In February 2010, the Committee met with Mr. Doman and Mr. Christopher who reviewed the contributions of each of the named executive officers, and Mr. Doman provided his recommendations for base salaries for 2010 and proposed a cash bonus opportunity that should be paid to each of the named executive officers other than himself. In making its decision, the Committee discussed and evaluated the recommendations of Mr. Doman regarding 2010 salaries and cash bonus opportunities, as well as the base salary and bonus for Mr. Doman, in conjunction with WNB Consulting.

Equity Awards — DUSA has awarded stock options to its executive officers on initial hire, sometimes at the time of a promotion, and generally, on an annual basis at a meeting of the Compensation Committee during the first quarter of the year. During 2008 and 2009, in conjunction with the recommendation of WNB

Consulting, the Committee also provided its executives with restricted stock awards. The Compensation Committee believes that a strong stock ownership program, aligns executive officers with shareholders interests and is essential to the long-term growth of the Company by providing executives with incentives to increase shareholder value over time. The Compensation Committee uses survey data and recommendations of consultants to monitor and evaluate the amount of long-term incentive compensation levels of its officers. There is no formula for the number of grants which are issued. Also recently, the amount of the grants has been limited due to the number of grants that are available under the 2006 Equity Compensation Plan, since the Board of Directors believes that no more than 20% of the shares of common stock outstanding should be subject to equity awards. In addition, the Board has decided to grant equity awards every year in order to take into account the volatility of DUSA’s stock price from year to year. WNB Consulting has recommended to the Compensation Committee that going forward, DUSA should increase the level of equity compensation DUSA pays to its executive officers to better align executive officers interest with shareholders, maintain the effectiveness of DUSA’s goal of retaining and motivating its executive officers through the use of equity compensation since historical equity compensation has been significantly below that of similarly situated companies. WNB Consulting has advised that DUSA’s current equity compensation does not meet desired levels of competitive long-term compensation based on its analysis.

WNB Consulting also provided survey data indicating that the members of DUSA’s Board of Directors receive less compensation than their peers, particularly with respect to equity compensation and committee activities. Although the Committee decided that annual compensation should remain at current levels, in light of the extraordinary time and effort required of the members of the Committee during 2008, the Board awarded a special grant of restricted shares to Committee members. Messrs. Abeles, Bartash, Lufkin and Moliteus each received an award of 7,500 restricted shares and Mr. Haft received 15,000 restricted shares.

Stock options have typically been granted as of the close of business on the date of grant. In December 2006, the Board of Directors determined that all grants should be made two days following the release of quarterly earnings by DUSA.

DUSA also maintains a 401(k) plan for all employees which provides a match of $0.50 for each dollar contributed up to 2.5% of base salary. In 2006, DUSA adopted a deferred compensation plan which was available to operating director-level employees and above, however since only one executive officer is currently enrolled the plan has been suspended for the time being. DUSA adopted these plans in order to provide competitive benefits to its upper level employees.

In some cases, the Committee has altered a proposed amount of a cash bonus or option grant to provide a particular award for excellent performance. This is an example of the discretion which is contemplated in the employment agreements between the Company and the named executive officers.

Currently, DUSA does not have any stated policy regarding an adjustment or recovery of awards or payments if a performance measure upon which such award or payment may have been based were to be restated.

Perquisites — As provided in his employment agreement, DUSA provides its President and Chief Executive Officer with local housing, including utilities, since his permanent residence is in a state different from the location of DUSA’s principal offices in Massachusetts. In addition, DUSA covers the amount of tax that the officer pays on the amount of the rent which constitutes compensation to him. This form of compensation did affect the level of base salary that the officer was offered and agreed upon when he joined DUSA in 2005.

Other Compensation —

Generally Available Benefits

We provide the following benefits to our named executive officers generally on the same basis as the benefits provided to all employees:

•	Health and dental insurance;

•	Life insurance;

•	Short- and long-term disability;

•	Educational assistance; and

•	401(k) plan.

We believe that these benefits are consistent with those offered by other similarly situated companies.

Severance Benefits

All of the named executive officers have a provision in their employment agreements providing for a severance benefit equal to twelve (12) months of the officer’s then current salary. DUSA has received information from its employment consultant that the provision of twelve (12) months severance for termination without cause is relatively common, and DUSA believes that the provision assists it in attracting key management to the Company.

Change of Control

DUSA provides a change of control provision in its named executive officers’ employment agreements. The provision provides for the payment of three (3) times an officer’s then current salary under certain change of control circumstances. DUSA believes that the change of control provisions would serve to retain DUSA’s senior management talent and to focus management’s attention on DUSA’s operations during a change of control transaction. DUSA also provided a change of control provision in a consulting agreement with its former Chairman of the Board. The provision provides for the payment of three (3) times the consultant’s annual consulting fee under certain change of control circumstances subject to certain terms and conditions.

Sections 280G and 4999 of the Internal Revenue Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments if he receives compensatory payments or benefits that are contingent on a change in control, and the aggregate amount of such payments and benefits equal or exceeds three times the executive’s base amount. The portion of the payments and benefits in excess of one times base amount are treated as excess parachute payments and are subject to a 20% excise tax, in addition to any applicable federal income and employment taxes. Also, our compensation deduction in respect of the executive’s excess parachute payments is disallowed. If we were to be subject to a change of control, certain amounts received by our executives could be excess parachute payments under Section 380G and 4999 of the Internal Revenue Code.

Deferred Compensation

On the recommendation of the Compensation Committee, DUSA adopted the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”) effective October 18, 2006. The Plan is intended to be a non-qualified, supplemental retirement plan. It is intended primarily for the purpose of allowing a select group of management, including the named executive officers and members of the Board of Directors (the “Participants”) the option of having a portion of their compensation deferred, pursuant to Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and, as such, to be exempt from the provisions of Parts II, III, and IV of Title I of ERISA. Participants may defer up to 80% of their compensation. A Participant will be 100% vested in all of the amounts he or she defers as well as in the earnings attributable to a Participant’s deferred account. A Participant may elect to receive distributions from the deferred account at various times, either in a lump sum or in up to ten annual installments. DUSA’s obligation to pay the Participant an amount from his or her deferred account is an unsecured promise and benefits will be paid out of the general assets of the Company. While DUSA has established a Rabbi Trust to segregate the Participants’ deferred amounts, the Participants will be general creditors of DUSA. The Compensation Committee acts as the administrator of the Plan. The trustee of the Participants’ deferred accounts is Bankers Trust Company. Although, as noted above, this plan has been suspended for lack of enrollees, we believe that this plan is beneficial in assisting DUSA to retain and attract key individuals for the long-term benefit of the Company.

Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. It is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including the named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance Section 409A and regulatory guidance issued by the IRS, we are currently operating such plans in compliance with Section 409A based upon our good faith, reasonable interpretation of the statute and the IRS’s regulatory guidance.

Executive Compensation

The following table shows, for the fiscal years ended December 31, 2007, 2008 and 2009, certain information regarding the annual and long-term compensation paid by DUSA to those persons who were, at any time during the year (i) our principal executive officer, (ii) our principal financial officer, and (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving DUSA at the end of the year. All amounts are stated in United States dollars unless otherwise indicated. For more information about the elements of each named executive officer’s compensation, see “Compensation Discussion and Analysis” above.

Summary Compensation Table

							Change in
							Pension Value
							and Non-qualified
						Non-equity	Deferred
Name and Principal				Stock	Option	Incentive	Compensation	All Other
Position (NEO)	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)(2)	(f)(4)	(g)	(h)	(i)(5)	(j)

Robert F. Doman	2009	$417,000	$126,000	$114,192	$153,462	—	—	$61,115	$871,769
	2008	417,000	141,000 (1)	41,800	41,134	—	$328	60,137	701,399
	2007	353,340	—	—	122,730	—	1,236	61,141	538,447
Richard C. Christopher	2009	$235,000	$52,000	$45,872	$61,499	—	—	$10,888	$405,259
	2008	235,000	62,000	28,600	28,144	—	—	10,868	364,612
	2007	205,000	—	—	40,910	—		10,390	256,300
William F. O’Dell	2009	$266,100	$54,000	$45,872	$61,499	—	—	$15,869	$443,340
	2008	266,100	67,000	28,600	28,144	—	—	15,047	404,891
	2007	255,833	—	—	51,137	—		13,827	320,797
Stuart L. Marcus	2009	$285,500	$29,000	$33,916	$45,531	—	—	$8,199	$402,146
	2008	285,500	69,000	28,600	28,144	—	—	8,220	419,464
	2007	275,828	—	—	40,910	—		7,932	324,670
Mark C. Carota(3)	2009	$210,000	$40,000	$27,800	$45,531	—	—	$9,045	$332,376

(1)	Bonus includes amounts earned but deferred, as applicable, under our deferred compensation plan.

(2)	The grant date fair value of these stock awards was $2.20 per share in 2008, and $1.22 per share in 2009.

(3)	Mr. Carota was not one of our named executive officers or one of our three most highly compensated executive officers, other than the principal executive officer and principal financial officer in 2007 or 2008.

(4)	Option awards represent the grant date fair value of awards. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the compensation expense, see Note 8 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

(5)	All other compensation includes a car allowance, Company contributions under our 401(k) plan, group term life insurance, housing arrangements, and other perquisites as follows:

				Group Term
		Car	401(k)	Life	Housing/	Other	Total Other
Name	Year	Allowance	Match	Insurance	Insurance	(a)	Compensation

Robert F. Doman	2009	$9,600	$4,600	$1,959	$27,529	$17,427	$61,115
	2008	9,600	4,208	1,932	27,148	17,249	60,137
	2007	9,600	4,235	1,932	27,689	17,685	61,141
Richard C. Christopher	2009	$6,001	$2,937	$1,950	—	—	$10,888
	2008	6,000	2,936	1,932	—	—	10,868
	2007	6,000	2,563	1,827	—	—	10,390
William F. O’Dell	2009	$8,400	$3,326	$2,199	$1,327	$617	$15,869
	2008	8,400	2,814	960	1,961	912	15,047
	2007	8,400	2,829	960	1,118	520	13,827
Stuart L. Marcus	2009	$6,000	—	$2,199	—	—	$8,199
	2008	6,000	—	2,220	—	—	8,220
	2007	6,000	—	1,932	—	—	7,932
Mark C. Carota	2009	$6,000	$1,111	$1,934	—	—	$9,045

(a)	These amounts represent gross-ups of the perquisites for housing and relocation reimbursements, respectively, for our named executive officers who received these benefits during 2007, 2008 and 2009, to compensate them for the taxes due on such amounts.

DUSA’s named executive officers each have employment agreements with DUSA. The material terms of these agreements are discussed under “Compensation Discussion and Analysis” and “Potential Payments Upon Termination or Change-In-Control.”

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executive officers for 2009.

								All Other			All Other
								Stock			Stock
								Awards:			Awards:	Exercise or	Grant
								Number of		Grant	Number of	Base	date
								Shares of	Base	date	Securities	Price of	fair
Name and		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock or	Price of	fair	Underlying	Option	value of
Principal Position	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Stock	value of	Options	Awards	options
(NEO)	Date	($)	($)	($)	(#)	(#)	(#)	(#)	Award	awards	(#)	($/SH)	($) (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	($/SH)	($)	(j)	(k)	(l)

Robert F. Doman	3/13/09							93,600	$1.22	$114,192	187,400	$1.22	$153,462
Richard C. Christopher	3/13/09							37,600	$1.22	$45,872	75,100	$1.22	$61,499
William F. O’Dell	3/13/09							37,600	$1.22	$45,872	75,100	$1.22	$61,499
Stuart L. Marcus	3/13/09							27,800	$1.22	$33,916	55,600	$1.22	$45,531
Mark C. Carota	3/13/09							27,800	$1.22	$33,916	55,600	$1.22	$45,531

(1)	Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. The weighted average per share fair value of all named executive officer stock option grants was $0.82. For additional discussion on the valuation assumptions used in determining the compensation expense, see Note 8 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the outstanding equity awards for our named executive officers at December 31, 2009.

	Option Awards						Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market
										Number	or Payout
				Equity			Number			of	Value of
				Incentive			of			Unearned	Unearned
				Plan			Shares		Market	Shares,	Shares,
				Awards:			or Units		Value	Units or	Units or
	Number	Number		Number			of		of	Other	Other
	of	of		of			Stock		Shares or	Rights	Rights
	Securities	Securities		Securities			That		Units of	That	That
	Underlying	Underlying		Underlying			Have		Stock	Have	Have
	Unexercised	Unexercised		Unexercised	Option	Option	Not		That	Not	Not
Name and Principal	Options (#)	Options (#)		Unearned	Exercise	Expiration	Vested		Have Not	Vested	Vested
Position (NEO)	Exercisable	Unexercisable		Options (#)	Price ($)	Date	(#)		Vested ($)	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)

Robert F. Doman	50,000				$14.26	01/03/2015
Robert F. Doman	50,000				$15.90	01/03/2015
Robert F. Doman	37,500	12,500	(1)		$6.75	03/27/2016
Robert F. Doman	30,000	30,000	(2)		$3.37	03/20/2014
Robert F. Doman	7,125	21,375	(3)		$2.20	05/09/2015
Robert F. Doman		187,400	(4)		$1.22	03/13/2016
Robert F. Doman							14,250	(5)	$22,088
Robert F. Doman							93,600	(6)	$145,080
Richard C. Christopher	12,000				$16.94	12/17/2010
Richard C. Christopher	5,000				$3.87	04/26/2012
Richard C. Christopher	7,500				$1.60	03/13/2013
Richard C. Christopher	20,000				$9.92	03/18/2014
Richard C. Christopher	25,000				$10.00	03/17/2015
Richard C. Christopher	15,000	5,000	(7)		$6.75	03/27/2016
Richard C. Christopher	10,000	10,000	(8)		$3.37	03/20/2014
Richard C. Christopher	4,875	14,625	(9)		$2.20	05/09/2015
Richard C. Christopher		75,100	(10)		$1.22	03/13/2016
Richard C. Christopher							9,750	(11)	$15,113
Richard C. Christopher							37,600	(12)	$58,280
William F. O’Dell	37,500	12,500	(13)		$6.90	04/17/2016
William F. O’Dell	12,500	12,500	(14)		$3.37	03/20/2014
William F. O’Dell	4,875	14,625	(15)		$2.20	05/09/2015
William F. O’Dell		75,100	(16)		$1.22	03/13/2016
William F. O’Dell							9,750	(17)	$15,113
William F. O’Dell							37,600	(18)	$58,280
Stuart L. Marcus	25,000				$31.00	03/07/2010
Stuart L. Marcus	7,500				$12.44	03/19/2011
Stuart L. Marcus	6,250				$3.87	04/26/2012
Stuart L. Marcus	13,125				$1.60	03/13/2013
Stuart L. Marcus	22,500				$9.92	03/18/2014
Stuart L. Marcus	20,000				$10.00	03/17/2015
Stuart L. Marcus	13,125	4,375	(19)		$6.75	03/27/2016
Stuart L. Marcus	10,000	10,000	(20)		$3.37	03/20/2014
Stuart L. Marcus	4,875	14,625	(21)		$2.20	05/09/2015
Stuart L. Marcus		55,600	(22)		$1.22	03/13/2016
Stuart L. Marcus							9,750	(23)	$15,113
Stuart L. Marcus							27,800	(24)	$43,090
Mark C. Carota	10,000				$31.00	03/07/2010
Mark C. Carota	7,500				$12.44	03/19/2011
Mark C. Carota	8,750				$3.87	04/26/2012
Mark C. Carota	13,125				$1.60	03/13/2013
Mark C. Carota	25,000				$9.92	03/18/2014
Mark C. Carota	20,000				$10.00	03/17/2015
Mark C. Carota	11,250	3,750	(25)		$6.75	03/27/2016
Mark C. Carota	10,000	10,000	(26)		$3.37	03/20/2014
Mark C. Carota	4,125	12,375	(27)		$2.20	05/09/2015
Mark C. Carota		55,600	(28)		$1.22	03/13/2016
Mark C. Carota							8,250	(29)	$12,788
Mark C. Carota							27,800	(30)	$43,090

(1)	The remaining unvested options vest on 3/27/10.

(2)	Unvested options vest as to 15,000 shares on 3/20/10 and 15,000 shares on 3/20/11.

(3)	Unvested options vest as to 7,125 shares on 5/09/10, 7,125 shares on 5/09/11 and 7,125 shares on 5/09/12.

(4)	Unvested options vest as to 46,850 shares on 3/13/10, 46,850 shares on 3/13/11, 46,850 shares on 3/13/12 and 46,850 shares on 3/13/13.

(5)	Unvested restricted shares vest as to 4,750 shares on 5/09/10, 4,750 shares on 5/09/11 and 4,750 shares on 5/09/12.

(6)	Unvested restricted shares vest as to 23,400 shares on 3/13/10, 23,400 shares on 3/13/11, 23,400 shares on 3/13/12, and 23,400 shares on 3/13/13.

(7)	The remaining unvested options vest on 3/27/10.

(8)	Unvested options vest as to 5,000 shares on 3/20/10 and 5,000 shares on 3/20/11.

(9)	Unvested options vest as to 4,875 shares on 5/09/10, 4,875 shares on 5/09/11 and 4,875 shares on 5/09/12.

(10)	Unvested options vest as to 18,775 shares on 3/13/10, 18,775 shares on 3/13/11, 18,775 shares on 3/13/12 and 18,775 shares on 3/13/13.

(11)	Unvested restricted shares vest as to 3,250 shares on 5/09/10, 3,250 shares on 5/09/11 and 3,250 shares on 5/09/12.

(12)	Unvested restricted shares vest as to 9,400 shares on 3/13/10, 9,400 shares on 3/13/11, 9,400 shares on 3/13/12, and 9,400 shares on 3/13/13.

(13)	The remaining unvested options vest on 4/17/10.

(14)	Unvested options vest as to 6,250 shares on 3/20/10 and 6,250 shares on 3/20/11.

(15)	Unvested options vest as to 4,875 shares on 5/09/10, 4,875 shares on 5/09/11 and 4,875 shares on 5/09/12.

(16)	Unvested options vest as to 18,775 shares on 3/13/10, 18,775 shares on 3/13/11, 18,775 shares on 3/13/12 and 18,775 shares on 3/13/13.

(17)	Unvested restricted shares vest as to 3,250 shares on 5/09/10, 3,250 shares on 5/09/11 and 3,250 shares on 5/09/12.

(18)	Unvested restricted shares vest as to 9,400 shares on 3/13/10, 9,400 shares on 3/13/11, 9,400 shares on 3/13/12, and 9,400 shares on 3/13/13.

(19)	The remaining unvested options vest on 3/27/10.

(20)	Unvested options vest as to 5,000 shares on 3/20/10 and 5,000 shares on 3/20/11.

(21)	Unvested options vest as to 4,875 shares on 5/09/10, 4,875 shares on 5/09/11 and 4,875 shares on 5/09/12.

(22)	Unvested options vest as to 13,900 shares on 3/13/10, 13,900 shares on 3/13/11, 13,900 shares on 3/13/12 and 13,900 shares on 3/13/13.

(23)	Unvested restricted shares vest as to 3,250 shares on 5/09/10, 3,250 shares on 5/09/11 and 3,250 shares on 5/09/12.

(24)	Unvested restricted shares vest as to 6,950 shares on 3/13/10, 6,950 shares on 3/13/11, 6,950 shares on 3/13/12, and 6,950 shares on 3/13/13.

(25)	The remaining unvested options vest on 3/27/10.

(26)	Unvested options vest as to 5,000 shares on 3/20/10, 5,000 shares on 3/20/11.

(27)	Unvested options vest as to 4,125 shares on 5/09/10, 4,125 shares on 5/09/11 and 4,125 shares on 5/09/12.

(28)	Unvested options vest as to 13,900 shares on 3/13/10, 13,900 shares on 3/13/11, 13,900 shares on 3/13/12 and 13,900 shares on 3/13/13.

(29)	Unvested restricted shares vest as to 2,750 shares on 5/09/10, 2,750 shares on 5/09/11 and 2,750 shares on 5/09/12.

(30)	Unvested restricted shares vest as to 6,950 shares on 3/13/10, 6,950 shares on 3/13/11, 6,950 shares on 3/13/12, and 6,950 shares on 3/13/13.

Option Exercises and Stock Vested

The following table shows information with respect to each named executive officer regarding the value of options exercised during 2009. No shares were acquired on exercise of any options for any of the named executive officers during 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
Name and Principal	Acquired on	Realized on	Acquired on	Realized on
Position (NEO)	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)

Robert F. Doman	- 0 -	$0.00	4,750	$6,365
Richard C. Christopher	- 0 -	$0.00	3,250	$4,355
William F. O’Dell	- 0 -	$0.00	3,250	$4,355
Stuart L. Marcus	- 0 -	$0.00	3,250	$4,355
Mark C. Carota	- 0 -	$0.00	2,750	$3,685

Non-Qualified Deferred Compensation

The following table shows that none of the named executive officers are currently participating in the DUSA Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan, an unfunded, unsecured deferred compensation plan:

	Executive	Registrant
Name and	Contributions	Contributions	Aggregated	Aggregated	Aggregated
Principal Position	in	in	Earnings	Withdrawal /	Balance
(NEO)	Last FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Robert F. Doman	—	—	—	—	—
Richard C. Christopher	—	—	—	—	—
William F. O’Dell	—	—	—	—	—
Stuart L. Marcus	—	—	—	—	—
Mark C. Carota	—	—	—	—	—

Potential Payments Upon Termination or Change-In-Control

The Company has employment agreements with each of its named executive officers. According to the terms of these agreements, the named executive officers are entitled to receive compensation as determined by the Board of Directors and are eligible to receive the benefits generally made available to employees of the Company. The Company may terminate any of these agreements at any time, with or without cause on sixty (60) days prior written notice. If employment is terminated without cause, the Company has agreed to pay a severance allowance equivalent to twelve (12) months of the named executive officer’s then-current base salary payable in either: (i) a lump sum, within sixty (60) days following the date of termination; or (ii) equal monthly installments, depending on the terms of the named executive officer’s employment agreement.

In the event a named executive officer should die while employed by the Company, his heirs or beneficiaries will be entitled to any Company paid death benefits in force at the time of such death and will also be entitled to exercise any vested but unexercised stock options which were held by him at the time of his death, within a period of one (1) year from the date of death.

These employment agreements also provide for certain severance benefits following a change in control of the Company and termination of employment. Upon any “change of control,” as defined in the agreements, the Company shall pay to the named executive officer a lump sum payment equal to three (3) times his base salary for the last fiscal year within five (5) days after such termination. In addition, Mr. Doman’s agreement provides that he shall be entitled to receive a change of control payment equal to three (3) times his base salary less the amount of salary paid from the date of the consummation of the change of control to the effective date of a termination, if the termination is effective within the three years of the change of control.

Under the Company’s equity plans, upon a change of control, unless the Company determines otherwise, all outstanding options not fully vested automatically accelerate and become immediately exercisable and the restrictions and conditions on all outstanding stock awards immediately lapse. The date on which such accelerated vesting, immediate exercisability and lapse of restrictions and conditions would occur, is the date of the occurrence of the change of control.

Estimated Termination Payment

The table below reflects amounts payable to the named executive officers, assuming that their employment was terminated on December 31, 2009, both prior to and following a change in control of the Company, or assuming a change in control of the Company occurred on December 31, 2009.

	Termination Without Cause Prior to a Change in Control (“CIC”) ($)					CIC ($)
										Termination
										Without
										Cause
										Within
								Accelera-		36 Months
								ted		of
				Accelera-				Vesting		a CIC or
			Accelera-	ted				of		for Good
			ted	Vesting				Options		Reason
		Continuation	Vesting	of			Continua-	and		Prior to
		of	of	Restricted		CIC	tion of	Restricted		CIC
Name	Severance	Benefits	Options	Stock	Total	Payment	Benefits	Stock	Total	($)

Robert F. Doman	$417,000	$10,501	—	—	$427,501	$1,251,001	$10,501	$314,223	$1,575,725	$1,251,000 less salary following change of control to date of termination
Richard C. Christopher	$235,000	—	—	—	$235,000	$705,000	—	$137,317	$842,317	—
William F. O’Dell	$266,100	—	—	—	$266,100	$798,300	—	$152,866	$951,166	—
Stuart L. Marcus	$285,500	—	—	—	$285,500	$856,500	—	$114,288	$970,788	—
Mark C. Carota	$210,000	—	—	—	$210,000	$630,000	—	$108,444	$738,444	—

401(k) Profit Sharing Plan

The Company adopted a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”), effective January 1, 1996, covering all qualified employees. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($16,500 in 2009, $22,000 if over age 50). Modification of salary reductions can be made monthly (for 2009). Effective February 1, 2003, the Company began to match a participant’s contribution up to 1.25% of a participant’s salary (the “Company Match”), subject to certain limitations of the 401(k) Plan. Participants vest in the Company Match at a rate of 25% for each year of service to the Company (based on the anniversary of their date of hire). Employees who were already employed as of the effective date of the Company Match received credit for their past service to the Company.

Compensation Committee Interlocks and Insider Participation

None of the directors on the Compensation Committee is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Compensation Committee. In addition, none of our executive officers serves as a member for the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

The members of the Acquisition and Business Development Committee are Dr. Abeles, Mr. Bartash, Mr. Moliteus and Mr. Casdin. Mr. Bartash serves as its Chairman. The Acquisition and Business Development

Committee reviews potential business acquisition candidates, potential business combinations and potential therapies that DUSA is considering or should consider for in-licensing. The Acquisition and Business Development Committee has no charter and meets on an ad hoc basis. The Acquisition and Business Development Committee did not meet during 2009.

Report of The Compensation Committee1

The Compensation Committee has reviewed and discussed the contents of the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this to Form 10-K/A for the year ended December 31, 2009.

By the Compensation Committee of the Board of Directors

John H. Abeles, MD
David M. Bartash
Alexander W. Casdin
Jay M. Haft, Esq. (Chairman)
Marvin E. Lesser
Richard C. Lufkin
Magnus Moliteus

Director Compensation

Directors who are members of management receive no cash compensation for service as a director or as member of any committee. Non-employee directors receive $25,000 per year, as annual compensation, regardless of the number of Board or Committee meetings they attend. The Chairman of the Board receives an additional $10,000 per year, and the Vice Chairman received $1,000 per meeting in which he acted as Lead Director. Directors serving on the Audit Committee receive an additional $5,000 per year. The Chairman of the Audit Committee receives an additional $5,000 per year. Directors are also reimbursed for their out-of-pocket expenses related to their attendance at meetings of the Board and Committees. Under the Company’s 2006 Equity Compensation Plan, as amended, all non-employee directors are awarded options to purchase up to 15,000 shares of Common Stock on June 30th of their first year of service or as of the close of business thirty (30) days following their election, whichever shall first occur, and options to purchase up to 10,000 shares of Common Stock on June 30th of each year following their re-election. All options granted to non-employee directors vest immediately. As further discussed under “Compensation Discussion & Analysis” below, in 2009 Messrs. Abeles, Bartash, Lufkin and Moliteus received a special, one-time grant of 7,500 restricted shares for their extraordinary service during the year. Mr. Haft received a special, one-time grant of 15,000 restricted shares for his extraordinary service during the year. These awards of restricted shares vest at a rate of 25% per year over four years.

1 The material in the Compensation Committee Report is not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report and irrespective of any general incorporation language therein.

The following table sets forth the annual compensation to non-employee directors for 2009:

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or				Deferred
	Paid		Option	Non-Equity	Compensation
	in Cash	Stock	Awards ($)	Incentive Plan	Earnings	All Other
Name	($)	Awards ($)	(1)(2)	Compensation ($)	($)	Compensation ($)	Total ($)

John H. Abeles	$30,000	$9,150	$7,734				$46,884
David M. Bartash	$31,000	$9,150	$7,734				$47,884
Alexander W. Casdin	$30,000		$20,267				$50,267
Jay M. Haft	$40,000	$18,300	$7,734				$66,034
Richard C. Lufkin	$35,000	$9,150	$7,734				$51,884
Marvin E. Lesser	$16,808		$11,601				$28,409
Magnus Moliteus	$30,000	$9,150	$7,734				$46,884

(1)	Option awards represent the grant-date fair value of the awards. The grant date fair value of each director’s 2009 stock option grant was $0.77 per share, except for Mr. Casdin whose weighted average grant date fair value was $0.81 per share. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the compensation expense, see Note 8 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	The aggregate numbers of shares subject to option awards outstanding as of December 31, 2009 were as follows: 85,000 for Dr. Abeles, 95,000 for Mr. Bartash, 25,000 for Mr. Casdin, 105,000 for Mr. Haft, 15,000 for Mr. Lesser, 105,000 for Mr. Lufkin and 60,000 for Mr. Moliteus.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2009:

(c)
Number of
securities
remaining
available for
future issuance
	(a)		under
	Number of		equity
	securities to be	(b)	compensation
	issued upon	Weighted-average	plans
	exercise	exercise price of	(excluding
	of outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights (#)	and rights ($)	column (a)) (#)

Equity compensation plans approved by security holders	2,664,000	$6.71	1,373,593
Equity compensation plans not approved by security holders	250,000	$6.00	—
Total	2,914,000	$6.65	1,373,593

The following table sets forth certain information, as of March 31, 2010, with respect to holdings of our common stock by (i) each of our directors; (ii) each of our named executive officers; and (iii) all of our directors and executive officers as a group, and by all beneficial owners of greater than 5% of our outstanding

Common Stock, based upon currently available Schedules 13D and 13G and other forms filed with the Securities and Exchange Commission.

	Number of Shares
	Beneficially		Percentage of
Name(1)	Owned(2)		Outstanding Shares(3)

John H. Abeles, MD	156,375	(4)	*
David M. Bartash	112,375	(5)	*
Mark C. Carota	136,337	(6)	*
Alexander W. Casdin	225,000	(7)	*
Richard C. Christopher	150,710	(8)	*
Robert F. Doman	304,000	(9)	1.26%
Jay M. Haft, Esq.	143,250	(10)	*
Marvin E. Lesser	15,000	(11)	*
Richard C. Lufkin	108,975	(12)	*
Stuart L. Marcus, MD, Ph.D.	134,809	(13)	*
Magnus Moliteus	76,875	(14)	*
William F. O’Dell	109,158	(15)	*
All directors and all executive officers as a group (consisting of 14 persons)	1,922,923	(16)	7.95%
James E. Flynn Deerfield Capital, L.P. Deerfield Special Situations Fund, L.P. Deerfield Management Company, L.P. Deerfield Special Situations Fund International Limited	3,610,418	(17)	14.94%
Bradbury Dyer III Paragon Associates and Paragon Associates II Joint Venture	2,117,860	(18)	8.76%
Matthew A. Drapkin Steven R. Becker SRB Management, L.P. SRB Greenway Opportunity Fund, (QP), L.P. SRB Greenway Opportunity Fund, L.P. BC Advisors, LLC	1,836,001	(19)	7.6%
Edwin H. Morgens Morgens, Waterfall, Vintiadis & Co., Inc.	2,006,000	(20)	8.30%

*	Less than 1%.

Notes:

(1)	Unless indicated otherwise, the individuals listed herein have a business mailing address of c/o DUSA Pharmaceuticals, Inc., 25 Upton Drive, Wilmington, Massachusetts 01887.

(2)	Unless indicated otherwise: (i) the individuals and entities listed herein have the sole power to both vote and dispose of all securities that they beneficially own; and (ii) beneficial ownership listed includes all options and warrants which are exercisable as of March 31, 2010.

(3)	The percentage of ownership as calculated above includes in the number of shares outstanding for each individual listed those shares that are beneficially, yet not necessarily directly, owned. Applicable percentage of ownership is based on 24,173,096 shares of Common Stock outstanding on March 31, 2010 unless noted as otherwise.

(4)	75,000 of the shares indicated represent shares with respect to which Dr. Abeles has the right to acquire through the exercise of options. Of the shares indicated, Dr. Abeles shares investment and voting power with regard to 69,500 shares.

(5)	95,000 of the shares indicated represent shares with respect to which Mr. Bartash has the right to acquire through the exercise of options.

(6)	126,525 of the shares indicated represent shares with respect to which Mr. Carota has the right to acquire through the exercise of options.

(7)	25,000 of the shares indicated represent shares with respect to which Mr. Casdin has the right to acquire through the exercise of options.

(8)	133,025 of the shares indicated represent shares with respect to which Mr. Christopher has the right to acquire through the exercise of options.

(9)	256,100 of the shares indicated represent shares with respect to which Mr. Doman has the right to acquire through the exercise of options. Of the shares indicated, Mr. Doman shares investment and voting power with respect to 4,750 shares.

(10)	95,000 of the shares indicated represent shares with respect to which Mr. Haft has the right to acquire through the exercise of options. Under Rule 13d-3 of the Securities and Exchange Act of 1934, as amended, Mr. Haft disclaims, but may be deemed to be the beneficial owner of, 34,500 shares that are held by his spouse.

(11)	All of the shares indicated represent shares with respect to which Mr. Lesser has the right to acquire through the exercise of options.

(12)	95,000 of the shares indicated represent shares with respect to which Mr. Lufkin has the right to acquire through the exercise of options. Of the shares indicated, Mr. Lufkin shares investment and voting power with regard to 12,100 shares.

(13)	125,525 of the shares indicated represent shares with respect to which Dr. Marcus has the right to acquire through the exercise of options.

(14)	60,000 of the shares indicated represent shares with respect to which Mr. Moliteus has the right to acquire through the exercise of options.

(15)	97,275 of the shares indicated represent shares with respect to which Mr. O’Dell has the right to acquire through the exercise of options.

(16)	Includes all of the shares indicated in footnotes (4) through (15), including an additional 250,059 shares underlying stock options beneficially owned by our unnamed executive officers.

(17)	The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010 by James E. Flynn, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., and Deerfield Special Situations Fund International Limited. Such Schedule 13G discloses that James E. Flynn has shared dispositive power, and beneficially owns, 3,610,418 shares of the Company’s Common Stock. As set forth in the Schedule 13G, 1,273,806 shares are beneficially owned by Deerfield Special Situations Fund, L.P. and 2,336,612 shares are beneficially owned by Deerfield Special Situations Fund International Limited. Deerfield Capital, L.P. is the general partner of Deerfield Special Situations Fund, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield Special Situations Fund International Limited. James E. Flynn is the managing member of the general partners of Deerfield Capital, L.P. and Deerfield Management Company, L.P. and as such may be deemed to have beneficial ownership of the shares reported in the Schedule 13G. The address of James E. Flynn is 780 Third Avenue, 37th Floor, New York, New York 10017.

(18)	The number of shares beneficially owned is based on a Schedule 13D filed with the Securities and Exchange Commission on June 29, 2009 by Paragon Associates II Joint Venture (“PAJV”), formed by Paragon Associates, Ltd., a Texas limited partnership (“Paragon”) and Paragon Associates II, Ltd., a Texas limited partnership (“Paragon II”), and Bradbury Dyer, III. Such Schedule 13D discloses that the reporting person has dispositive power, and beneficially owns, 2,117,860 shares of the Company’s Common Stock. Such shares were purchased by Mr. Dyer for the account of PAJV. Mr. Dyer, as the authorized agent to PAJV, controls the investment decisions of PAJV. Mr. Dyer does not have direct beneficial ownership of the 2,117,860 shares of the shares; however, Mr. Dyer, as sole general partner of Paragon and Pargon II, and as agent for PAJV, may be deemed to have indirect beneficial ownership of such shares. The address of PAJV is 500 Crescent Court, Suite 260, Dallas, Texas 75201.

(19)	The number of shares beneficially owned is based on a Schedule 13D filed with the Securities and Exchange Commission on April 8, 2010 by Mr. Steven R. Becker (“Mr. Becker”), Mr. Matthew A. Drapkin (“Mr. Drapkin”), SRB Management, Greenway QP, Greenway L.P. and BCA (as hereafter defined). Such Schedule 13D discloses that the reporting persons have dispositive power, and beneficially own, 1,836,001 shares of the Company’s Common Stock. Such shares were acquired by Mr. Becker for the accounts of (1) SRB Management, L.P., a Texas limited partnership (“SRB Management”), (2) SRB Greenway Opportunity Fund, (QP), L.P., a Texas limited partnership (“Greenway QP”), (3) SRB Greenway Opportunity Fund, L.P., a Texas limited partnership (“Greenway, L.P.”), (4) BC Advisors, LLC, a Texas limited liability company (“BCA”) (5) Mr. Becker, and (6) Mr. Drapkin. Mr. Becker and Mr. Drapkin are the sole members of BCA, and BCA is the general partner of SRB Management. Mr. Becker and Mr. Drapkin are also limited partners of SRB Management. SRB Management is the general partner of, and investment manager for Greenway Opportunity QP and Greenway Opportunity, L.P. As the general partner of SRB Management, BCA may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by SRB Management, and as the sole members of BCA, Mr. Becker and Mr. Drapkin may also be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by SRB Management. The address of Mr. Becker, Mr. Drapkin, SRB Management, Greenway QP, Greenway L.P. and BCA is 300 Crescent Court, Suite 1111, Dallas, Texas 75201. The Company makes no representation as to the accuracy or completeness of the information reported.

(20)	The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission on July 2, 2009 by Morgens, Waterfall, Vintiadis & Company, Inc. (“Morgens Waterfall”) and Edwin H. Morgens (“Morgens”). Such Schedule 13G discloses that the reporting persons have shared dispositive power, and beneficially own, 2,006,000 shares of the Company’s Common Stock. As set forth in the Schedule 13G, 680,000 shares are beneficially owned by Phaeton International (BVI) Ltd., 1,170,700 shares are beneficially owned by Phoenix Partners, L.P., 149,300 shares are beneficially owned by Phoenix Partners II, L.P., 2,000,000 shares are beneficially owned by Morgens Waterfall and 2,006,000 shares are beneficially owned by Morgens. Such Schedule 13G also discloses that Morgens has sole dispositive power and beneficially owns 6,000 shares of the Company’s Common Stock. Morgens Waterfall is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 as amended, in the business of rendering of financial services and as such it provides discretionary investment advisory services to (a) Phaeton International (BVI) Ltd., (b) Phoenix Partners, L.P., and (c) Phoenix Partners II, L.P. In such capacity, Morgens Waterfall has the power to make decisions regarding the dispositions of the proceeds from the sale of the foregoing shares of Common Stock. The business address of the reporting persons above is 600 Fifth Avenue, 27th Floor, New York, NY 10020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. According to our written Statement of Policy with respect to Related Person Transactions, our Audit Committee, with the assistance of management and our legal counsel, is primarily responsible for the implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. In determining whether a proposed transaction is a related person transaction, we examine:

(i) the related person’s relationship to us;

(ii) the related person’s interest in the transaction;

(iii) the material facts of the proposed transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved; and

(iv) whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

If our Audit Committee determines that the proposed transaction is a related person transaction, the Audit Committee decides whether to approve or disapprove the transaction. If it is approved, any material related person transaction is submitted to our Board of Directors. For the period beginning January 1, 2009 and ending March 31, 2010, there were no transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. In January 2007, DUSA hired Kevin Doman, the son of Robert F. Doman, our President and Chief Executive Officer, as a sales representative. Kevin Doman’s hiring was reviewed and approved by the Audit Committee. Factors considered by the Audit Committee included (i) Kevin Doman’s experience in the industry, (ii) the fact that his compensation package is the same as that of our other sales representatives and was not reviewed or influenced by Robert Doman, prior to hiring or on an annual basis thereafter and (iii) the amount of compensation that Kevin Doman could receive from DUSA in the future. Kevin Doman received $93,000 in salary and commissions for 2009 and has the potential to earn approximately $130,000 in salary and commissions in 2010.

Independence of Directors

The Board has determined that all of the non-employee directors are independent, as independence is defined under the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for fiscal years 2009 and 2008 were $478,500 and $600,200, respectively.

Audit Related Fees

The aggregate fees billed by Deloitte & Touche LLP during fiscal year 2009 for the review of documents filed with the Securities and Exchange Commission related to the Company’s filing of a Post-effective Amendment to a Registration Statement on Form S-8 were $14,000. The aggregate fees billed by Deloitte & Touche LLP during fiscal year 2008 for the review of documents filed with the Securities and Exchange Commission related to the Company’s filing of Registration Statements on Forms S-3 and S-8 were $37,200.

Tax Fees

The aggregate fees billed by Deloitte Tax LLP for tax services rendered in support of an Internal Revenue Code Section 382 analysis was $170,000. No tax fees were incurred for the fiscal year ended December 31, 2008.

All Other Fees

There were no other fees billed by Deloitte & Touche LLP for professional services rendered to the Company for the fiscal years ended December 31, 2009 and 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

In considering the nature of the services provided by the independent registered public accounting firm, all of which were pre-approved in accordance with procedures required by the Audit Committee Charter, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

B.  Exhibits Filed as part of this Report

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
DUSA Pharmaceuticals, Inc.

By	(Signature and Title)
/s/  Robert F. Doman
President and Chief Executive Officer

Date: April 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Doman Robert F. Doman	Director, President and Chief Executive Officer (principal executive officer)	April 27, 2010 Date

/s/ Richard C. Christopher Richard C. Christopher	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	April 27, 2010 Date

/s/ John H. Abeles John H. Abeles	Director	April 27, 2010 Date

/s/ David Bartash David Bartash	Vice Chairman of the Board and Lead Director	April 27, 2010 Date

/s/ Alexander W. Casdin Alexander W. Casdin	Director	April 27, 2010 Date

/s/ Jay M. Haft, Esq. Jay M. Haft, Esq.	Chairman of the Board and Director	April 27, 2010 Date

/s/ Marvin E. Lesser Marvin E. Lesser	Director	April 27, 2010 Date

/s/ Richard C. Lufkin Richard C. Lufkin	Director	April 27, 2010 Date

/s/ Magnus Moliteus Magnus Moliteus	Director	April 27, 2010 Date

EXHIBIT INDEX

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.