Form 10-Q
period 2010-03-31
DUSA PHARMACEUTICALS INC
filed 2010-05-11
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31533
DUSA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State of Other Jurisdiction of Incorporation or Organization)	22-3103129 (I.R.S. Employer Identification No.)

25 Upton Drive, Wilmington, MA (Address of Principal Executive Offices)	01887 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2010, the registrant had 24,173,096 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,541,965	$7,613,378
Marketable securities	9,019,112	9,055,959
Accounts receivable, net of allowance for doubtful accounts of $79,000 and $86,000 in 2010 and 2009, respectively	2,059,100	2,629,189
Inventory	1,946,592	2,170,275
Prepaid and other current assets	1,191,080	1,561,467

TOTAL CURRENT ASSETS	22,757,849	23,030,268
Restricted cash	174,346	174,255
Property, plant and equipment, net	1,586,323	1,660,755
Deferred charges and other assets	68,099	68,099

TOTAL ASSETS	$24,586,617	$24,933,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$965,347	$630,144
Accrued compensation	736,704	1,260,609
Other accrued expenses	2,549,852	2,456,612
Deferred revenue	739,023	902,597

TOTAL CURRENT LIABILITIES	4,990,926	5,249,962
Deferred revenue	2,910,562	2,906,020
Warrant liability	1,012,180	812,905
Other liabilities	108,684	123,016

TOTAL LIABILITIES	9,022,352	9,091,903

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital Stock Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,173,096 and 24,108,908 shares of common shares, no par, at March 31, 2010 and December 31, 2009, respectively	151,747,588	151,683,399
Additional paid-in capital	8,409,025	8,291,805
Accumulated deficit	(144,783,700)	(144,359,217)
Accumulated other comprehensive income	191,352	225,487

TOTAL SHAREHOLDERS’ EQUITY	15,564,265	15,841,474
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,586,617	$24,933,377

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Product revenues	$8,713,880	$7,138,269
Cost of product revenues and royalties	1,818,185	1,938,226

GROSS MARGIN	6,895,695	5,200,043
Operating costs
Research and development	1,109,667	1,185,095
Marketing and sales	3,613,799	3,410,104
General and administrative	2,463,164	2,141,450

TOTAL OPERATING COSTS	7,186,630	6,736,649

LOSS FROM OPERATIONS	(290,935)	(1,536,606)

Loss on change in fair value of warrants	(199,275)	(134,912)
Other income	65,727	64,587

NET LOSS	$(424,483)	$(1,606,931)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,122,459	24,089,452

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(424,483)	$(1,606,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of premiums and discounts on marketable securities	2,712	2,189
Realized loss on sales of marketable securities	—	36,822
Share-based compensation	211,777	199,127
Depreciation and amortization	102,986	125,393
Loss on change in fair value of warrants	199,275	134,912
Deferred revenues recognized	(158,356)	(234,905)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	570,089	243,409
Inventory	223,683	276,497
Prepaid and other current assets	370,387	502,299
Accounts payable, accrued compensation and other accrued expenses	(95,462)	(503,197)
Deferred revenues	(676)	(2,447)
Other liabilities	(14,332)	(14,012)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	987,600	(840,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(5,994,220)
Proceeds from maturities and sales of marketable securities	—	6,648,159
Restricted cash	(91)	(132)
Purchases of property, plant and equipment	(28,554)	(22,812)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,645)	630,995

CASH FLOWS FROM FINANCING ACTIVITIES
Settlements of restricted stock for tax withholding obligations	(30,368)	—

NET CASH USED IN FINANCING ACTIVITIES	(30,368)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	928,587	(209,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,613,378	3,880,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,541,965	$3,670,824

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of March 31, 2010, and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended March 31, 2010 and 2009 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2) NEW ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.
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

     The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

		Fair Value Measurements at March 31, 2010
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,542,000	$8,542,000	—	—
United States government-backed securities	8,116,000	—	$8,116,000	—
Corporate securities	903,000		903,000

Total assets at fair value	17,561,000	8,542,000	9,019,000	—

Liabilities
Warrant liability	1,012,000	—	—	$1,012,000

Total liabilities at fair value	$1,012,000	$—	$—	$1,012,000

		Fair Value Measurements at December 31, 2009
		Quoted Prices
		in
		Active Markets		Significant
		for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$7,613,000	$7,613,000	—	—
United States government-backed securities	8,150,000	—	$8,150,000	—
Corporate securities	906,000		906,000

Total assets at fair value	16,669,000	7,613,000	9,056,000	—

Liabilities
Warrant liability	813,000	—	—	$813,000

Total liabilities at fair value	$813,000	$—	$—	$813,000

     The Company reviewed the level classifications of its investments at March 31, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the three months ended March 31, 2010.
     The table below includes a rollforward of the balance sheet amounts for the three-month period ended March 31, 2010 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended March 31, 2010
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
	Fair Value		Sales,	Transfers		Instruments
	at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	March 31,	March 31,
	2010	Loss	net	Level 3	2010	2010
Warrant Liability	$813,000	$199,000	$—	$—	$1,012,000	$(199,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended March 31, 2009
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
			Sales,	Transfers		Instruments
	Fair Value at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	March 31,	March 31,
	2009	Loss	net	Level 3	2009	2009
Warrant Liability	$436,000	$135,000	$—	$—	$571,000	$(135,000)

     Marketable Securities
     The Company’s marketable securities consist of the following:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$7,998,000	$118,000	$—	$8,116,000
Corporate securities	829,000	74,000	—	903,000

Total marketable securities	$8,827,000	$192,000	$—	$9,019,000

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$8,005,000	$145,000	$—	$8,150,000
Corporate securities	825,000	81,000	—	906,000

Total marketable securities	$8,830,000	$226,000	$—	$9,056,000

     The Company records other-than-temporary impairment charges for investments that are in an unrealized loss position at the end of the period since the Company’s portfolio is managed by a third-party investment advisor that has discretionary authority to sell the investments. The other-than-temporary impairment charge was $0 and $41,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and is included in other income, net in the accompanying Consolidated Statements of Operations. The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The decrease in net unrealized gains on such securities for the three-month periods ended March 31, 2010 and 2009 was $34,000 and $70,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0 and $37,000 for the three-month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, current yields range from 0.76% to 5.99% and maturity dates range from April 2010 to January 2013.

     Common Stock Warrants
     Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. For the three-month periods ended March 31, 2010 and 2009, non-cash losses were $199,000 and $135,000, respectively. At March 31, 2010 and December 31, 2009, the aggregate fair value of these warrants was $1,012,000 and $813,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December, 31
	2010	2009
Expected volatility	89.8%	88.0%
Remaining contractual term (years)	3.1	3.3
Risk-free interest rate	1.6%	1.9%
Expected dividend yield	0%	0%
Common stock price	$1.83	$1.60
4) CONCENTRATIONS
The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company is also exposed to concentration of credit risk related to accounts receivable that are generated from its distributors and customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for the three-months ended March 31, 2010 and 2010, and accounts receivable as of March 31, 2010 and December 31, 2010 are as follows:

	% of revenue
	three months ended		% of accounts receivable
	March 31,	March 31,	March 31,	December 31,
	2010	2009	2010	2009
Customer A	3%	3%	5%	3%
Customer B	2%	2%	6%	5%
Other Customers	95%	95%	89%	92%

Total	100%	100%	100%	100%

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
5) INVENTORY
Inventory consisted of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$665,000	$974,000
BLU-U® evaluation units	84,000	58,000
Work in process	435,000	398,000
Raw materials	763,000	740,000

Total	$1,947,000	$2,170,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated life for the equipment of three years to approximate its net realizable value.

6) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009
Research and development costs	$163,000	$92,000
Marketing and sales costs	249,000	418,000
Reserve for sales returns and allowances	150,000	225,000
Other product related costs	941,000	849,000
Legal and other professional fees	462,000	334,000
Due to former Sirius shareholders	219,000	214,000
Employee benefits	315,000	271,000
Other accrued expenses	51,000	54,000

Total	$2,550,000	$2,457,000

7) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three-month periods ended March 31, 2010 and 2009 included the following line items:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cost of product revenues	$14,000	$20,000
Research and development	35,000	50,000
Selling and marketing	28,000	(15,000)

General and administrative	135,000	144,000

Total	$212,000	$199,000

Incentive and Non-qualified Stock Options—
The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2010 and 2009 was $1.11 and $0.81 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
Volatility	75.4%	73.4%
Risk-free interest rate	2.7%	1.9%
Expected dividend yield	0%	0%
Expected life-directors and officers	6.0 years	6.5 years
Expected life-non-officer employees	5.8 years	5.7 years
A summary of stock option activity for the three-month period ended March 31, 2010 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of period	2,664,000	$6.71
Options granted	605,100	$1.65
Options forfeited	(10,050)	$2.53
Options expired	(116,750)	$28.51
Options exercised	—	$—

Outstanding, end of period	3,142,300	$4.94	5.05	$611,000

Exercisable, end of period	1,762,788	$7.49	4.15	$182,000

Options vested and expected to vest, end of period	2,933,666	$5.18	4.95	$547,000

Unvested Shares of Common Stock —
     During the first quarters of 2010 and 2009, the Company issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year:

	2010	2009
Outstanding, beginning of period	393,250	91,000
Shares granted	308,000	325,000
Shares vested	(81,250)	—

Outstanding, end of period	620,000	416,000

Weighted average grant date fair value of shares vested during period	$1.22	$—
Weighted average grant date fair value of shares granted during period	$1.65	$1.22
Weighted average grant date fair value of unvested shares, end of period	$1.54	$1.43
Weighted average remaining years to vest	3.25	2.92
     At March 31, 2010 total unrecognized estimated compensation cost related to non-vested common shares was $810,000, which is expected to be recognized over a weighted average period of 3.25 years. At March 31, 2010 total unrecognized estimated compensation cost related to stock options was $1,252,000 which is expected to be recognized over a weighted average period of 3.17 years
8) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based upon the weighted average number of common shares outstanding during each period. Stock options, unvested common stock grants and warrants are not included in the computation of the weighted average number of common shares outstanding for dilutive net loss per common share during each of the periods presented in the Consolidated Statements of Operations, as the effect would be antidilutive. For the three-month period ended March 31, 2010, and 2009, stock options, unvested common stock grants, warrants and rights totaling approximately 5,158,000 and 5,400,000 shares, respectively, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.
9) SEGMENT REPORTING
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

	Three-month period ended
	2010	2009

REVENUES
PDT drug and device product revenues	$8,296,000	$6,719,000
Non-PDT drug product revenues	418,000	419,000

Total revenues	8,714,000	7,138,000

COSTS OF PRODUCT REVENUES
PDT drug and device cost of product revenues	1,581,000	1,715,000
Non-PDT drug cost of product revenues	237,000	223,000

Total costs of product revenues	1,818,000	1,938,000

GROSS MARGIN
PDT drug and device product gross margins	6,715,000	5,004,000
Non-PDT drug product gross margins	181,000	196,000

Total gross margins	$6,896,000	$5,200,000

During the three-month periods ended March 31, 2010 and 2009, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	2010	2009

United States	97%	95%
Canada	1%	2%
Korea	1%	2%
Other	1%	1%

Total	100%	100%

10) COMPREHENSIVE LOSS
For the three-month periods ended March 31, 2010 and 2009, comprehensive loss consisted of the following:

	March 31,	March 31,
	2010	2009

NET LOSS	$(424,000)	$(1,607,000)
Change in net unrealized gains on marketable securities available-for-sale	(34,000)	(70,000)

COMPREHENSIVE LOSS	$(458,000)	$(1,677,000)

11) SIGNIFICANT PRODUCT AGREEMENTS
Stiefel Agreement
     In January 2006, as amended in September 2007, the Company licensed to Stiefel Laboratories, Inc. the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2,250,000. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction, Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During the three-month periods ended March 31, 2010 and 2009 the Company’s sales of Levulan® Kerastick® to

Stiefel were $0. At March 31, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Stiefel were $176,000 and $193,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at March 31, 2010 and December 31, 2009 associated with milestone payments received from Stiefel were $512,000 and $534,000, respectively.
     The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. For the contract years ended in October 2008 and 2009 and April 2009 Stiefel did not meet its minimum purchase obligations under the agreement. The agreement provides that within 60 days of the year end, Stiefel is required to pay the Company the difference between its actual purchases and the contractual minimums (a “gross-up” payment). To date, Stiefel has failed to make the gross-up payments, and accordingly, the Company is considering its remedies, which include, without limitation, appointing one or more other distributors in the territory or terminating the agreement. Also, since Stiefel’s sales to third parties during the contract years ended October 2008 and 2009 and April 2009 and 2010 were below its minimum purchase obligations, Stiefel has the unilateral right to terminate the contract. Stiefel has not exercised this right.
Daewoong Agreement
     In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the three-month periods ended March 31, 2010 and 2009, the Company’s sales of Levulan® Kerastick® to Daewoong were $0. At March 31, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Daewoong were $646,000 and $704,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at March 31, 2010 and December 31, 2009 associated with milestone payments received from Daewoong were $1,386,000 and $1,438,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
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
     Photocure is obligated to pay the Company royalties on sales of its ester products to the extent they are covered by its patents in the U.S. and certain other territories. As part of the agreement, PhotoCure paid the Company a prepaid royalty in the amount of $1,000,000 in 2006. Revenues recognized pursuant to the Photocure Agreement have not been material to date. The balance of the prepaid royalty under the Photocure Agreement is included in deferred revenues in the accompanying Condensed Consolidated Balance Sheets.
12) INCOME TAXES
     Based on an Internal Revenue Code (IRC) Section 382 study, the Company has determined that an ownership change, as defined under IRC Section 382, occurred in 2007. As a result of the ownership change, approximately $48.6 million of the Company’s pre-change net operating loss (NOL) carryforwards are expected to be available to us. The Company’s NOL carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the ownership change and $2.2 million annually thereafter through December 31, 2027. Further, it is reasonably possible that a future ownership change, which could be the result of transactions involving the Company’s common stock that are outside of its control (such as sales by existing shareholders), could occur. Future ownership changes could further restrict the utilization of the Company’s net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.
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
     In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new Milestone Termination Date, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $219,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company has not accrued amounts for any other potential contingencies as of March 31, 2010.
Lease Arrangements
     The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2012. Total rent expense under operating leases was approximately $97,000 and $100,000 for the three-month periods ended years ended March 31, 2010 and 2009, respectively. Future minimum payments under lease arrangements at March 31, 2010 are as follows:

Operating
Years Ending December 31,	Lease Obligations

2010	$348,000
2011	480,000
2012	448,000
2013	—
Thereafter	—

Total	$1,276,000

Legal Matters
River’s Edge Litigation Settlement
     On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement with respect to its patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to its Settlement Agreement with River’s Edge. The amendment to the Settlement Agreement, which was further amended in April 2009 as described in the following paragraph, had allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, the Company was paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Condensed Consolidated Statements of Operations.
     In April 2009, the Company and River’s Edge entered into an Amendment to their License Agreement (the “License Amendment”). The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon the Company’s receipt of $5,000,000. Of the $5,000,000, River’s Edge was required to pay to the

Company $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. River’s Edge has informed us that they have ceased selling the product and we do not expect to receive additional revenues from River’s Edge under the License Agreement without litigation. The validity of the Nicomide patent is being tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. The USPTO accepted the reexamination on October 16, 2009. The Company has received the first office action and has submitted its response. Also, other new products have been launched that are competing with Nicomide®.
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
     Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. Nicomide® was its key product, a vitamin-mineral product prescribed by dermatologists. We merged with Sirius in March 2006 but no longer market Nicomide®.
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
     We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service and other related activities for all of our products, including our Levulan® Kerastick®. We are dependent upon sole-source suppliers for a number of our products. There can be no assurance that these suppliers will be able to meet our future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on our operating results in any given period.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the three months ended March 31, 2010.
RESULTS OF OPERATIONS — THREE MONTHS ENDING MARCH 31, 2010 VERSUS MARCH 31, 2009
REVENUES — Total revenues for the three-month period ended March 31, 2010 were $8,714,000, as compared to $7,138,000 in 2009 and were comprised of the following:

	2010	2009	Increase/(Decrease)

PDT PRODUCT REVENUES

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$7,549,000	$5,685,000	$1,864,000
Canada	57,000	135,000	(78,000)
Korea	109,000	170,000	(61,000)
Rest of world	87,000	87,000	—

Subtotal Levulan® Kerastick® product revenues	7,802,000	6,077,000	1,725,000

BLU-U® PRODUCT REVENUES
United States	489,000	642,000	(153,000)
Canada	5,000	—	5,000

Subtotal BLU-U® product revenues	494,000	642,000	(148,000)

TOTAL PDT PRODUCT REVENUES	8,296,000	6,719,000	1,577,000

TOTAL NON-PDT DRUG PRODUCT REVENUES	418,000	419,000	(1,000)

TOTAL PRODUCT REVENUES	$8,714,000	$7,138,000	$1,576,000

     For the three-month period ended March 31, 2010, total PDT Drug and Device Products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $8,296,000. This represents an increase of $1,577,000 or 23%, over the comparable 2009 total of $6,719,000. The increase in revenues was driven by increased Kerastick® revenues, partially offset by decreases in international Kerastick® revenues and BLU-U® revenues.
     For the three-month period ended March 31, 2010, Kerastick® revenues were $7,802,000, representing an increase of $1,725,000 or 28%, over the comparable 2009 total of $6,077,000. Kerastick® unit sales to end-users for the three-month period ended March 31, 2010 were 61,422, including 59,214 sold in the United States, 600 sold in Canada and 1,116 sold in Korea. This represents an increase from 51,947 Kerastick® units sold in the three-month period ended March 31, 2009, including 46,662 sold in the United States, 1,500 sold in Canada and 2,274 sold in Korea. Our average net selling price for the Kerastick® increased to $125.15 per unit for the three-month period ended March 31, 2010 from $115.36 per unit in 2009. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and the rest of the world. The increase in 2010 Kerastick® revenues was driven mainly by an increase in sales volumes in the United States along with an increase in our overall average unit selling price.
     For the three-month period ended March 31, 2010, BLU-U® revenues were $494,000, a decrease of $148,000, or 23%, over the comparable 2009 total of $642,000. The decrease in 2010 BLU-U® revenues was the result of a slight decrease in sales volumes and a decrease in our average selling price. In the three-month period ended March 31, 2010, there were 77 units sold, versus 81 units in 2009. All of the units sold in both years were sold in the United States, except for one unit sold in Canada in 2010. Our average net selling price for the BLU-U® decreased to $6,198 for the three-month period ended March 31, 2010 from $7,589 for 2009. The decrease in our average selling price is a result of incentive discounting aimed at depleting our existing inventory in advance of the introduction of our new upgraded unit. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At March 31, 2010, there were approximately 15 units in the field pursuant to this evaluation program, compared to 12 units in the field at December 31, 2009. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
     We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. While we are not permitted to market our products for so-called “off-label” uses, we are aware that some physicians are using our products in ways other than those specified in our FDA-approved labeling.
     Non-PDT Drug Product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT drug product revenues for the three-month period ended March 31, 2010 were $418,000, compared to $419,000 for the comparable 2009 period. In 2010, the substantial majority of the Non-PDT Drug Product revenues in both periods were from sales of ClindaReach® and royalties received from River’s Edge from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge will cease during the fourth quarter of 2010. In 2009, the substantial majority of Non-PDT Drug Product Revenues were from Nicomide® related royalties and sales of ClindaReach® .
     The increase in our total revenues for the three-month period ended March 31, 2010 compared with the comparable 2009 period results primarily from increased PDT segment revenues in the United States, partially offset by decreases in international PDT revenues and Non-PDT revenues. Although we achieved profitability for the fourth quarter of 2009, we must continue to increase sales from these levels in order for us to become profitable on an on-going basis. We cannot provide any assurance that we will be able to increase sales sufficiently to sustain profitability, and we cannot provide assurance that a material increase in sales will necessarily cause us to be profitable. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this PDT product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and

PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Although we expect growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. Reduced sales on non-reimbursed procedures and softness in the international markets could be expected until the economy recovers. We expect our Non-PDT revenues for the full year 2010 to be reduced from full year 2009 levels since we do not expect to collect any more payments under the License Agreement with River’s Edge. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”
     We have recently been advised that a receiver has been appointed for the laboratory that we were using to perform analytical release testing and stability testing of our Levulan® Kerastick® product due to non-payment of its bank loan. As a result, this laboratory is no longer able to perform these services on an on-going basis. We are working with this laboratory for the transfer of all samples, raw material and relevant technology. We have engaged the services of a new laboratory and have successfully transferred the technology and analytical methods so that the new laboratory can perform all of the services we need. On May 5, 2010 following discussions with the FDA, we filed a 30-day Changes Being Effected (CBE-30) supplement to validate the use of the new laboratory. We believe we are on schedule for a successful transition. We have sufficient Kerastick® inventory on-hand to meet projected demand through the end of the 30-day review period. If the FDA review process is delayed beyond our expectations, we would likely experience a back order on our Levulan® Kerastick® for a period of time, which would have a negative effect on our revenues.

COST OF PRODUCT REVENUES — Cost of product revenues and royalties for the three-month period ended March 31, 2010 were $1,818,000 as compared to $1,938,000 in 2009. A summary of the components of cost of product revenues and royalties is provided below:

			Increase/
	2010	2009	Decrease
Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® Product costs	$665,000	$564,000	$101,000

Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	114,000	359,000	(245,000)
Royalty and supply fees (1)	306,000	253,000	53,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	1,085,000	1,176,000	(91,000)

BLU-U® Cost of Product Revenues
Direct BLU-U® product costs	277,000	291,000	(14,000)

Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	219,000	248,000	(29,000)

Subtotal BLU-U® cost of product revenues	496,000	539,000	(43,000)

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	1,581,000	1,715,000	(134,000)

Non-PDT Drug cost of product revenues and royalties	237,000	223,000	14,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,818,000	$1,938,000	$(120,000)

(1)	Royalty and Supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of Levulan® Kerastick® in Canada.
MARGINS — Total product margins for the three-month period ended March 31, 2010 was $6,896,000 as compared to $5,200,000 for the comparable 2009 period, as shown below:

					Increase/
	2010		2009		(Decrease)
Levulan® Kerastick® gross margin	$6,717,000	86%	$4,901,000	81%	$1,816,000
BLU-U® gross margin	(2,000)	—	103,000	16%	(105,000)

Total PDT drug and device gross margin	$6,715,000	81%	$5,004,000	74%	$1,711,000

Total Non-PDT gross margin	181,000	43%	$196,000	47%	(15,000)

TOTAL GROSS MARGIN	$6,896,000	79%	$5,200,000	73%	$1,696,000

     Kerastick® gross margins for the three-month period ended March 31, 2010 were 86% versus 81% for the comparable 2009 period. The margin improvement for 2010 is attributable to improved manufacturing efficiencies, increased U.S. sales volumes and an increased overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the U.S.

     BLU-U® margins for the three-month period ended March 31, 2010 were 0% versus 16% for the comparable 2009 period. The decrease in gross margin is a result of a slight decrease in our sales volumes and a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-Us at low profit margins.
     Non-PDT Drug Product Margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT Drug Product gross margin for the three-month period ended March 31, 2010 was 43% compared with 47% for the comparable period in 2009. Non-PDT cost of goods sold for the first quarter of 2010 includes a charge of $48,000, net of insurance recoveries of $273,000, related to a shipment of ClindaReach that was lost while in-transit to us during the quarter.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three-month period ended March 31, 2010 were $1,110,000 as compared to $1,185,000 in the comparable 2009 period. The decrease in 2010 compared to 2009 was due primarily to slightly decreased spending on our solid organ transplant recipient, or SOTR, clinical study year-over-year.
     This pilot Phase II clinical trial, for the treatment of actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed SOTRs who have demonstrated that they are at risk of developing multiple squamous cell carcinomas is being conducted at seven clinical trial sites across the United States. The trial is sized to enroll up to 36 patients. We expect enrollment of these patients to minimally take the remainder of the year and to receive preliminary results from the study in approximately 9 months. Assuming the completion of patient accrual by year-end, we would expect full results within two years. The pace of enrollment in the study has been slower than we anticipated at the outset of the trial. We have taken steps to attempt to increase the rate of enrollment in the study; however, it is too early in the process to tell whether those steps will have a positive impact on enrollment. We may increase the number of sites or take other measures that would increase the cost of the study. In May 2008, we filed an Orphan Drug Designation Application with the FDA for the prevention of cancer occurrence in these patients. We received initial correspondence that the application was not granted on the basis that the agency believed that the prevalence of the target population with the disease state is greater than 200,000, which is the maximum number of patients allowed under the Orphan Drug legislation. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency invited us to submit an amendment to our application for further evaluation. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application. We made the formal submission in March 2010, and are awaiting a response from the FDA. We expect that our overall research and development costs for 2010 will be slightly increased from 2009 levels due to increased spending on the SOTR clinical study.
MARKETING AND SALES COSTS — Marketing and sales costs for the three-month period ended March 31, 2010 were $3,614,000 as compared to $3,410,000 for the comparable 2009 period. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,457,000 for the three-month period ended March 31, 2010, compared to $2,309,000 in the comparable 2009 period. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,157,000 for the three-month period ended March 31, 2010, compared to $1,101,000 for the comparable 2009 period. The increase in this category is due primarily to an increase in tradeshow related expenditures. We expect marketing and sales costs for the full year 2010 to increase over 2009 levels, but to decrease as a percentage of revenues.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three-month period ended March 31, 2010 were $2,463,000 as compared to $2,141,000 for the comparable 2009 period. The increase is mainly attributable to an increase in professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2010, we expect general and administrative costs to increase slightly compared with 2009, but to decrease as a percentage of revenues.
OTHER INCOME, NET — Other income for the three-month period ended March 31, 2010 was relatively flat compared with the comparable prior year period. Other income increased slightly to $66,000 from $65,000 during the same period in 2009.
LOSS ON CHANGE IN FAIR VALUE OF WARRANTS — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during the three-month periods ended March 31, 2010 and 2009 was $199,000 and $135,000, respectively, which resulted in a non-cash loss in both periods. The increases in fair value were due primarily to increases in our stock price during both quarters.
NET LOSS — We incurred a net loss of $424,000, or $0.02 per share, for the three-month period ended March 31, 2010, as compared to a net loss of 1,607,000, or $0.07 per share, for the comparable 2009 period. The decrease in the net loss is attributable to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
     At March 31, 2010, we had approximately $17,561,000 of total liquid assets, comprised of $8,542,000 of cash and cash equivalents and marketable securities available-for-sale totaling $9,019,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of March 31, 2010, our marketable securities had a weighted average yield to maturity of 3.16% and maturity dates ranging from April 2010 to January 2013. Our net cash provided by (used in) operations for the three-month period ended March 31, 2010 was $988,000, versus $(841,000) in the comparable prior year period. The year over year increase in cash provided by operations is primarily attributable to a decrease in our net loss, combined with an increase in non-cash charges and an increase in cash from working capital. Our net cash (used in) provided by investing activities for the three-month period ended March 31, 2010 was $(29,000) versus $631,000 in the comparable prior year period. Net cash provided by investing activities is primarily from net proceeds from maturities and sales of marketable securities, which were zero in the first quarter of 2010. Our net cash from financing activities was not material for the three-

month periods ended March 31, 2010 and 2009. As of March 31, 2010 working capital (total current assets minus total current liabilities) was $17,767,000, as compared to $17,780,000 as of December 31, 2009. Total current assets decreased by $272,000 during the three-month period ended March 31, 2010, due primarily to decreases in our accounts receivable, inventory and prepaid and other current assets, offset in part by increases in our cash and cash equivalents. Total current liabilities decreased by $259,000 during the three-month period ended March 31, 2010 due primarily to a decrease in accrued compensation and the current portion of deferred revenues, offset in part by an increase in accounts payable and other accrued expenses. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
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
     We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2009 and the first quarter of 2010, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, as well as our Non-PDT Drug Products and advancing our Phase II study for use of Levulan® PDT in SOTR.
     If we continue to be unprofitable or are unable to maintain positive cash flow from operations, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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

     In April 2009, we entered into the Third Amendment to the Merger Agreement, or Third Amendment. As part of the consideration for entering into the Third Amendment and related documents, we have guaranteed a payment of $250,000 in January 2012 to the former Sirius shareholders if the $35,000,000 sales milestone is not triggered.
     We have no off-balance sheet financing arrangements.
Contractual Obligations and Other Commercial Commitments
L. Perrigo Company
     On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach®, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in October 2010 and may be renewed based on certain minimum purchase levels and other terms and conditions. We are discussing the terms of a potential renewal term with Perrigo.
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
     In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new milestone termination date, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $219,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010.
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
     For the years ended December 31, 2009, 2008 and 2007, actual royalties based on product sales were approximately $1,019,000, $873,000, and $620,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of March 31, 2010).
National Biological Corporation Amended And Restated Purchase And Supply Agreement
     On June 29, 2009, we extended the term of the 2004 Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, one of the manufacturers of our BLU-U® light source, until June 30, 2011. We have an option to further extend the term for an additional two years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
Sochinaz SA
     Under an agreement dated December 24, 1993, Sochinaz SA manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. In 2009, our agreement was renewed until December 31, 2015 on substantially the same terms, albeit with a revised pricing schedule to cover the new term. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be GMP compliant and complete process development, validation and stability programs to become fully qualified by us and acceptable to FDA.
Lease Agreements
     We have entered into lease commitments for office space in Wilmington, Massachusetts, and Toronto, Ontario. The minimum lease payments disclosed below include the non-cancelable terms of the leases. We have vacated the Toronto, Ontario office and have subleased the space through June 30, 2010. We are in discussions with the subtenant regarding extending the sublease beyond June 30, 2010.
Research Agreements
     We have entered into various agreements for research projects and clinical studies. As of March 31, 2010, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,104,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2009 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at March 31, 2010:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5
Operating lease obligations	$1,276,000	$468,000	$808,000	$—	$—
Purchase obligations (1, 2)	3,299,000	3,013,000	286,000	—	—
Minimum royalty obligations (3)	531,000	286,000	196,000	49,000	—

Total obligations	$5,106,000	$3,767,000	$1,290,000	$49,000	$—

1)	Research and development projects include various commitments including obligations for our study on the treatment of actinic keratoses and reduction of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under these operating leases was approximately $97,000 and $100,000 for the three-month periods ended March 31, 2010 and 2009, respectively.
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
As of March 31, 2010, the weighted average rate of return on our investments was 3.16%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2010, the fair market value of the portfolio would decline by $68,000. Declines in interest rates could, over time, reduce our interest income.
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to beliefs regarding the ability for suppliers to meet our future requirements or provide us with favorable terms, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, potential reduction of headcount, beliefs regarding an interruption in the supply of products or parts or any significant price increase by sole source suppliers, expectations regarding the enrollment of patients into and timing of results of clinical trials, beliefs regarding sales on non-reimbursed procedures and softness in the international markets, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, status of clinical programs and beliefs regarding potential efficacy, expectations regarding collection of payments from the License Agreement with River’s Edge, beliefs regarding the transfer to a new laboratory for analytical testing of our Levulan® Kerastick® product and potential for backorder if FDA review is delayed, beliefs concerning achievement of higher margins on Kerastick sales and BLU-U® sales at low margins, the impact on our market share of the promotion of Metvixia, expectations regarding the marketing and distribution of Levulan® Kerastick® by Stiefel Laboratories, Inc., expectations to reduce spending if unprofitability continues, expectations regarding the confidentiality of our proprietary information, expectations to raise funds through financing transactions and whether such financing will be available or at reasonable terms, beliefs regarding regulatory and environmental compliance and impact of failures in compliance, beliefs concerning patent disputes, the impact of litigation and ability to afford the costs, ability and intentions to defend and enforce our patents, beliefs regarding the reexamination process of our patents, the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products, our beliefs regarding the size of the market for our products and our product candidate, expected use and sufficiency of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment or supply terms, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding the adequacy of our inventory of Kerastick®, our manufacturing capabilities and the impact of inventories on revenues, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, dependence on key personnel, and beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding the entry into the market and impact of generic products on revenues, financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, expectations regarding additional milestone payments with respect to the Sirius merger, beliefs regarding the use of our products and technologies by third parties, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, beliefs regarding the valuation of warrants, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding market share, beliefs regarding obtaining and sustaining profitability, expectations regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility, beliefs regarding our SOTR research and development program, beliefs regarding Nasdaq listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding unknown problems with the product, a manufacturer or its facility in the future, beliefs regarding financial position, results of operations and cash flows if needed capital is not raised, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding our expectation and ability to obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements and its effect on our existing shareholders, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, beliefs regarding the scope of our patents, beliefs regarding competition from other ALA products, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, expectations regarding the manufacture of our products, expectations for Orphan Drug designation and beliefs regarding collaborations with outside scientists. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
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
If We Do Not Become Profitable, We May Need More Capital
     We have approximately $17,561,000 in cash, cash equivalents and marketable securities as of March 31, 2010. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. If we are unable to become profitable on an ongoing basis in the near term, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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
     The manufacture and marketing of our products are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:
•	approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

•	controlled research and testing of some of these products even after approval,

•	control of marketing activities, including advertising and labeling, and

•	state permits for the sale and distribution of products manufactured in and out-of-state.
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
     We have recently been advised that a receiver has been appointed for the laboratory that we were using to perform analytical release testing and stability testing of our Levulan® Kerastick® product due to non-payment of its bank loan. As a result, this laboratory is no longer able to perform these services on an on-going basis. We are working with the former laboratory for the transfer of all samples, raw material and relevant technology. We have engaged the services of a new laboratory and have successfully transferred the technology and analytical methods so that the new laboratory can perform all of the services we need. On May 5, 2010 following discussions with the FDA, we filed a 30-day Changes Being Effected (CBE-30) supplement to validate the use of the new laboratory. We believe we are on schedule for a successful transition. We have sufficient Kerastick® inventory on-hand to meet projected demand through the end of the 30-day review period. If the FDA review process is delayed beyond our expectations, we would likely experience a back order on our Levulan® Kerastick® for a period of time, which would have a negative effect on our revenues.
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
We Have Had Significant Losses And May Have Losses In The Future.
     We have had a history of operating losses. We may continue to incur losses on an annual basis unless sales of our products increase from present levels. We incurred net losses of $2,508,000, $6,250,000 and $14,714,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and a loss of $424,000 for the three-month period ended March 31, 2010. As of March 31, 2010, our accumulated deficit was approximately $145,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on an annual basis, and to sustain profitability if it is achieved.
Our Ability To Use Net Operating Loss Carryforwards and Tax Credit Carryforwards To Offset Future Taxable Income May Be Further Limited As A Result Of Past Or Future Transactions Involving Our Common Stock.
     Under Internal Revenue Code (IRC) Section 382 the amount of our net operating loss carryforwards and other tax attributes that we may utilize to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our common stock. In general, under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. An ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. Based on an IRC Section 382 study completed in early 2010, we have determined that an ownership change occurred in 2007, and as a result, approximately $48.6 million of our net operating loss carryforwards are expected to be available to us. Our net operating loss carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the ownership change and $2.2 million annually thereafter through December 31, 2027. We further believe that it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing stockholders), could occur. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits.
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
     The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. With the newly allowed claims which we expect to issue on May 25, 2010, we will have claims that cover our AK product until 2019. In January 2009, we filed an application with the USPTO for reexamination of one of our patents that cover our approved product. The USPTO accepted our request for reexamination during the first quarter of 2009 and we have responded to the first office action. If the USPTO determines that the patent is invalid, generic competitors could enter the market earlier than otherwise anticipated.
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
     On August 12, 2008, we entered into a worldwide non-exclusive patent license agreement with respect to our patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our settlement agreement with River’s Edge regarding earlier litigation. The amendment to the settlement agreement allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In April 2009, we and River’s Edge entered into an amendment to the license agreement, or License Amendment. The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we were required to transfer all of our rights, title and interest in and to DUSA’s patent know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations but did not receive any further payments. River’s Edge has ceased selling the product and we do not expect to receive additional revenues from River’s Edge under the License Agreement without litigation. The validity of the Nicomide® patent is being tested again as a request for exparte reexamination of this patent was filed by a third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. An order issued by the USPTO on October 16, 2009 accepted the request for reexamination and we have replied to the first office action. At this time we are unable to assess the possible outcome of the reexamination. These events could negatively impact our revenues and delay our ability to be profitable.
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
     If we experience problems producing Levulan® Kerastick® units in our facility, or if any of our contract suppliers fail to supply our requirements for products or services, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U® and the Levulan® Kerastick® in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U®, we expect to utilize our own facility only as a back-up to our current third party manufacturer or for repairs.

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
We Must Receive Separate Approval For Any Drug or Medical Device Products Before We Can Sell Them Commercially In The United States Or Abroad.
     Any potential Levulan® product will require the approval of the FDA before it can be marketed in the United States. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To our knowledge, the FDA has approved only four drugs for use in photodynamic therapy, including Levulan®. This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.
     We cannot predict whether we will obtain any other regulatory approvals. Data obtained from preclinical testing and clinical trials can be susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Future clinical trials may not show that Levulan® PDT is safe and effective for any new use we may study. In addition, delays or disapprovals may be encountered based upon additional governmental regulation resulting from future legislation or administrative action or changes in FDA policy. We have been informed by FDA that the agency does not believe that our application for Orphan Drug designation of use of Levulan® in immunosuppressed solid organ transplant recipients should be granted. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency has invited us to submit an amendment to our application for further evaluation. If we cannot obtain this designation, we may not continue to develop this indication. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application, which we completed in March 2010. We are waiting for the FDA’s decision.
     Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
     We are a small company with only 87 employees, including 2 part-time employees, as of March 31, 2010. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
     On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available and its price is comparable to the price of Levulan®. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma will provide marketing support and distribution. PhotoMedex’s sales force will promote Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share.
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
     In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. During 2009, our common stock traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
     The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2008 to April 30, 2010, the price of our stock has ranged from a low of $0.87 to a high of $2.75. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.
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
Future Sales Of Securities May Cause Our Stock Price To Decline.
     As of May 5, 2010, there were outstanding options and warrants to purchase 4,538,000 shares of common stock, with exercise prices ranging from $1.08 to $27.31 per share for options, and exercise prices ranging from $2.85 to $6.00 per share for warrants. In addition, there were 620,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. OTHER INFORMATION.
None.
ITEM 5. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2009, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 11, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: May 11, 2010

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: May 11, 2010
EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2009, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 11, 2010.