Form 10-Q
period 2010-06-30
DUSA PHARMACEUTICALS INC
filed 2010-08-03
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010, the registrant had 24,207,965 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,669,331	$7,613,378
Marketable securities	11,865,113	9,055,959
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $86,000 in 2010 and 2009, respectively	1,926,810	2,629,189
Inventory	2,264,421	2,170,275
Prepaid and other current assets	1,160,700	1,561,467

TOTAL CURRENT ASSETS	22,886,375	23,030,268
Restricted cash	174,473	174,255
Property, plant and equipment, net	1,548,934	1,660,755
Deferred charges and other assets	68,099	68,099

TOTAL ASSETS	$24,677,881	$24,933,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$963,140	$630,144
Accrued compensation	754,595	1,260,609
Other accrued expenses	2,261,243	2,456,612
Deferred revenues	644,243	902,597

TOTAL CURRENT LIABILITIES	4,623,221	5,249,962
Deferred revenues	2,794,179	2,906,020
Warrant liability	1,169,195	812,905
Other liabilities	94,349	123,016

TOTAL LIABILITIES	8,680,944	9,091,903

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in Series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,207,965 and 24,108,908 shares of common stock, no par, at June 30, 2010 and December 31, 2009, respectively	151,785,950	151,683,399
Additional paid-in capital	8,656,438	8,291,805
Accumulated deficit	(144,595,506)	(144,359,217)
Accumulated other comprehensive income	150,055	225,487

TOTAL SHAREHOLDERS’ EQUITY	15,996,937	15,841,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,677,881	$24,933,377

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Product revenues	$8,700,937	$6,965,541	$17,414,817	$14,103,810
Cost of product revenues	1,782,108	1,440,864	3,600,293	3,379,090

GROSS MARGIN	6,918,829	5,524,677	13,814,524	10,724,720

Operating costs:
Research and development	1,250,411	1,076,709	2,360,078	2,261,804
Marketing and sales	3,137,985	3,037,311	6,751,784	6,447,415
General and administrative	2,247,066	2,340,947	4,710,230	4,482,397
Settlements, net	—	75,000	—	75,000

TOTAL OPERATING COSTS	6,635,462	6,529,967	13,822,092	13,266,616

INCOME (LOSS) FROM OPERATIONS	283,367	(1,005,290)	(7,568)	(2,541,896)
(Loss) gain on change in fair value of warrants	(157,015)	73,183	(356,290)	(61,730)
Other income	61,842	79,398	127,569	143,986

NET INCOME (LOSS)	$188,194	$(852,709)	$(236,289)	$(2,459,640)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)	$(0.01)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	24,187,569	24,100,874	24,155,194	24,095,149

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	24,566,476	24,100,874	24,155,194	24,095,149

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(236,289)	$(2,459,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of premiums and discounts on marketable securities	5,414	22,708
Realized loss on sales of marketable securities	—	36,822
Share-based compensation	488,031	424,593
Depreciation and amortization	198,383	236,371
Loss on change in fair value of warrants	356,290	61,730
Deferred revenues recognized	(370,195)	(417,283)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	702,379	817,654
Inventory	(94,146)	262,362
Prepaid and other current assets	400,767	480,616
Accounts payable, accrued compensation and other accrued expenses	(368,387)	(1,659,618)
Other liabilities	(28,667)	(100,604)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,053,580	(2,294,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(3,000,000)	(9,038,979)
Proceeds from maturities and sales of marketable securities	110,000	11,423,159
Restricted cash	(218)	(236)
Purchases of property, plant and equipment	(86,562)	(71,878)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,976,780)	2,312,066

CASH FLOWS FROM FINANCING ACTIVITIES
Stock option exercises	21,643	—
Settlements of restricted stock for tax withholding obligations	(42,490)	(4,413)

NET CASH USED IN FINANCING ACTIVITIES	(20,847)	(4,413)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,944,047)	13,364

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,613,378	3,880,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,669,331	$3,894,037

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of June 30, 2010, the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 27, 2010 with the SEC. The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2) NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards To Be Adopted
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
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company will adopt this guidance as of the beginning of the third quarter of fiscal 2010. The adoption of ASU 2010-17 is not expected to have a material impact on the Company.
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
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. Level 2 consists of financial instruments that are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. The Company accesses publicly available market activity from third-party databases and credit ratings of the issuers of the securities it holds to corroborate the data used in the fair value calculations obtained from its primary pricing source. The Company also takes into account credit rating changes, if any, of the securities or recent marketplace activity.
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
The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

		Fair Value Measurements at June 30, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$5,669,000	$5,669,000	$—	$—
United States government-backed securities	11,079,000	—	11,079,000	—
Corporate securities	786,000	—	786,000	—

Total assets at fair value	17,534,000	5,669,000	11,865,000	—

Liabilities
Warrant liability	1,169,000	—	—	1,169,000

Total liabilities at fair value	$1,169,000	$—	$—	$1,169,000

		Fair Value Measurements at December 31, 2009
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$7,613,000	$7,613,000	$—	$—
United States government-backed securities	8,150,000	—	8,150,000	—
Corporate securities	906,000	—	906,000	—

Total assets at fair value	16,669,000	7,613,000	9,056,000	—

Liabilities
Warrant liability	813,000	—	—	813,000

Total liabilities at fair value	$813,000	$—	$—	$813,000

     The Company reviewed the level classifications of its investments at June 30, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the six-month period ended June 30, 2010.
     The table below includes a rollforward of the balance sheet amounts for the six-month periods ended June 30, 2010 and 2009 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six-Month Period Ended June 30, 2010
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
	Fair Value		Sales,	Transfers		Instruments
	at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	June 30,	June 30
	2010	Loss	net	Level 3	2010	2010

Warrant Liability	$813,000	$356,000	$—	$—	$1,169,000	$(356,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six-Month Period Ended June 30, 2009
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
	Fair Value		Sales,	Transfers	Fair Value	Instruments
	at	Total	Issuances,	In and/or	at	Held at
	January 1,	Unrealized	Settlements,	Out of	June 30,	June 30,
	2009	Loss	net	Level 3	2009	2009

Warrant Liability	$436,000	$62,000	$—	$—	$498,000	$(62,000)

Marketable Securities
     The Company’s marketable securities consist of the following:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$10,991,000	$88,000	$—	$11,079,000
Corporate securities	724,000	62,000	—	786,000

Total marketable securities	$11,715,000	$150,000	$—	$11,865,000

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$8,005,000	$145,000	$—	$8,150,000
Corporate securities	826,000	80,000	—	906,000

Total marketable securities	$8,831,000	$225,000	$—	$9,056,000

     The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The decrease in net unrealized gains on such securities for the six-month periods ended June 30, 2010 and 2009 was $75,000 and $71,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0 and $37,000 for the six-month periods ended June 30, 2010 and 2009, respectively. As of June 30, 2010, current yields range from 0.76% to 6.1% and maturity dates range from July 2010 to January 2013.
Common Stock Warrants
     Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash gains (losses) for the three and six-month periods ended June 30, 2010 were $(157,000) and $(356,000), respectively, compared with $73,000 and $(62,000), respectively, for the comparable 2009 periods. At June 30, 2010 and December 31, 2009, the aggregate fair value of these warrants was $1,169,000 and $813,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Expected volatility	86.8%	88.0%
Remaining contractual term (years)	2.8	3.3
Risk-free interest rate	1.0%	1.9%
Expected dividend yield	0%	0%
Common stock price	$2.15	$1.60
4) CONCENTRATIONS
The Company is exposed to concentrations of credit risk related to accounts receivable that are generated from its customers. From time to time, the Company is also exposed to concentrations of revenues with significant customers, including its international distribution partners. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for the three and six months ended June 30, 2010 and 2009, and accounts receivable as of June 30, 2010 and December 31, 2009 are as follows:

	% of revenue		% of revenue
	three months ended		six months ended		% of accounts receivable
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009

Customer A	3%	3%	3%	3%	5%	3%
Customer B	2%	2%	2%	2%	1%	5%
Customer C	2%	3%	1%	3%	6%	4%
Other customers	93%	92%	94%	92%	88%	88%

Total	100%	100%	100%	100%	100%	100%

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
5) INVENTORY
Inventory consisted of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$1,145,000	$974,000
BLU-U® evaluation units	68,000	58,000
Work in process	339,000	398,000
Raw materials	712,000	740,000

Total	$2,264,000	$2,170,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated life of three years to approximate its net realizable value.
6) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	June 30,	December 31,
	2010	2009

Research and development costs	$196,000	$92,000
Marketing and sales costs	220,000	418,000
Reserve for sales returns and allowances	150,000	225,000
Other product related costs	726,000	849,000
Legal and other professional fees	399,000	334,000
Due to former Sirius shareholders	223,000	214,000
Employee benefits	287,000	271,000
Other accrued expenses	60,000	54,000

Total	$2,261,000	$2,457,000

7) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six-month periods ended June 30, 2010 and 2009 included the following line items:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cost of product revenues	$12,000	$14,000	$27,000	$34,000
Research and development	30,000	31,000	65,000	81,000
Marketing and sales	19,000	18,000	46,000	3,000
General and administrative	215,000	163,000	350,000	307,000

Share-based compensation expense	$276,000	$226,000	$488,000	$425,000

Incentive and Non-qualified Stock Options —
The weighted-average estimated fair values of employee stock options granted during the three and six-month periods ended June 30, 2010 were $1.43 and $1.14 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three months	Six months
	ended June 30, 2010

Expected volatility	75.35%	75.43%
Risk-free interest rate	2.11%	2.66%
Expected dividend yield	0%	0%
Expected life-directors and officers (years)	6.03	6.03
Expected life-non-officer employees (years)	5.77	5.77
A summary of stock option activity for the three-month period ended June 30, 2010 is as follows:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of period, April 1, 2010	3,142,300	$4.94		$
Options granted	71,000	$2.15
Options forfeited	(3,500)	$1.47
Options expired	(58,150)	$20.55
Options exercised	(18,150)	$1.19

Outstanding, end of period	3,133,500	$4.61	4.93	$1,071,952

Exercisable, end of period	1,829,238	$6.75	4.17	$285,070

Options vested and expected to vest, end of period	2,952,121	$4.80	4.85	$959,918

Unvested Shares of Common Stock —
A summary of unvested shares of common stock activity for the three-month period ended June 30, 2010 is as follows:

	2010	2009

Outstanding, beginning of period, April 1, 2010	620,000	416,000
Shares granted	—	—
Shares vested	(22,750)	(22,750)

Outstanding, end of period	597,250	393,250

Weighted average grant date fair value of shares vested during period	$2.20	$2.20
Weighted average grant date fair value of shares granted during period	$—	$—
Weighted average grant date fair value of unvested shares, end of period	$1.52	$1.39
Weighted average remaining years to vest	3.14	3.55
     At June 30, 2010 total unrecognized estimated compensation cost related to non-vested common shares was $747,000, which is expected to be recognized over a weighted average period of 3.14 years. At June 30, 2010 total unrecognized estimated compensation cost related to stock options was $1,126,000 which is expected to be recognized over a weighted average period of 2.99 years.

8) BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. Diluted net income (loss) is based on the weighted-average shares outstanding and any contingently issuable shares. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options, warrants and unvested shares of common stock.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Weighted average common shares outstanding-basic	24,187,569	24,100,874	24,155,194	24,095,149

Stock options and unvested shares of common stock	378,907	—	—	—

Weighted average common shares outstanding-diluted	24,566,476	24,100,874	24,155,194	24,095,149

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Stock options	2,930,000	3,594,000	3,134,000	3,594,000

Warrants	1,395,000	1,395,000	1,395,000	1,395,000

Unvested shares of common stock	422,000	393,000	597,000	393,000

Total	4,747,000	5,382,000	5,126,000	5,382,000

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

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES
PDT drug and device product revenues	$8,411,000	$6,418,000	$16,707,000	$13,137,000
Non-PDT product revenues	290,000	548,000	708,000	967,000

Total revenues	8,701,000	6,966,000	17,415,000	14,104,000

COSTS OF REVENUES
PDT drug and device cost of product revenues	1,462,000	1,286,000	3,043,000	3,001,000
Non-PDT cost of product revenues	320,000	155,000	557,000	378,000

Total costs of product revenues	1,782,000	1,441,000	3,600,000	3,379,000

GROSS MARGIN
PDT drug and device product gross margin	6,949,000	5,132,000	13,664,000	10,136,000
Non-PDT product gross margin	(30,000)	393,000	151,000	589,000

Total gross margin	$6,919,000	$5,525,000	$13,815,000	$10,725,000

During the three and six-month periods ended June 30, 2010 and 2009, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

United States	95%	95%	96%	95%
Canada	2%	2%	1%	2%
Korea	1%	2%	1%	2%
Other	2%	1%	2%	1%

Total	100%	100%	100%	100%

10) COMPREHENSIVE LOSS
For the three and six-month periods ended June 30, 2010 and 2009, comprehensive loss consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$188,000	$(853,000)	$(236,000)	$(2,460,000)
Change in net unrealized gains on marketable securities available-for-sale	(41,000)	(1,000)	(75,000)	(71,000)

COMPREHENSIVE INCOME (LOSS)	$147,000	$(854,000)	$(311,000)	$(2,531,000)

11) SIGNIFICANT PRODUCT AGREEMENTS
Stiefel Agreement
     In January 2006, as amended in September 2007, the Company licensed to Stiefel Laboratories, Inc. the exclusive Latin American rights to market Levulan® PDT for payments by Stiefel of up to $2,250,000. The Company also manufactures and supplies finished product for Stiefel, which the Company began shipping in September 2007. In consideration for the transaction, Stiefel agreed to pay the Company as follows: (i) $375,000 upon launch of the product in either Mexico or Argentina; (ii) $375,000 upon receipt of acceptable pricing approval in Brazil; (iii) two installments of $375,000 each for cumulative end-user sales in Brazil totaling 150,000 units and 300,000 units, and (iv) two installments of $375,000 each for cumulative sales in countries excluding Brazil totaling 150,000 units and 300,000 units. Stiefel launched the product in October 2007 in Mexico and Argentina and in April 2008 in Brazil. The Company is deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the fourth quarter of 2015, which is the term of the Stiefel Agreement. Stiefel pays a fixed price per unit for the inventory as well as a royalty based on a percentage of the net sales price to end-users. During the six-month periods ended June 30, 2010 and 2009 the Company’s shipments of Levulan® Kerastick® to Stiefel were $0. At June 30, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Stiefel were $101,000 and $193,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at June 30, 2010 and December 31, 2009 associated with milestone payments received from Stiefel were $490,000 and $534,000, respectively.
     The agreement with Stiefel also establishes minimum purchase quantities over the first five years following regulatory approval. The first contract year for all countries other than Brazil began in October 2007, and for Brazil began in April 2008. Stiefel has not met its minimum purchase obligations under the agreement in any contract year. The agreement provides that within 60 days of the year end, Stiefel is required to pay the Company the difference between its actual purchases and the contractual minimums (a “gross-up” payment). To date, Stiefel has failed to make the gross-up payments, and accordingly, the Company is considering its remedies, which include, without limitation, appointing one or more other distributors in the territory or terminating the agreement. Stiefel also has the right to terminate the contract.
Daewoong Agreement
     In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the

Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the six-month periods ended June 30, 2010 and 2009, the Company’s shipments of Levulan® Kerastick® to Daewoong were $0. At June 30, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Daewoong were $593,000 and $704,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at June 30, 2010 and December 31, 2009 associated with milestone payments received from Daewoong were $1,335,000 and $1,438,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
PhotoCure Agreement
     On May 30, 2006, the Company entered into a patent license agreement under which the Company granted PhotoCure ASA a non-exclusive license under the patents the Company licenses from PARTEQ for ALA esters. In addition, the Company granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent the Company owns now or in the future. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A. (Galderma), a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Galderma’s PDT application for the treatment of actinic keratoses, or AKs, under which Galderma is providing marketing support and distribution and PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States.
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
12) INCOME TAXES
     Based on an Internal Revenue Code (IRC) Section 382 study through December 31, 2009, the Company determined that it has experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). As a result of the 2007 Ownership Change, it is expected that the pre-change net operating loss (NOL) carryforwards available to the Company, provided no additional ownership changes have occurred during 2010, will be limited to approximately $48.6 million. The Company’s pre-change NOL carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the 2007 Ownership Change and $2.2 million annually thereafter through December 31, 2027. Additionally, the Company has $5.2 million of NOLs subsequent to the 2007 Ownership Change. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving the Company’s common stock that are outside of its control (such as sales by existing shareholders), could occur during 2010 or thereafter. Future ownership changes could further restrict the utilization of the Company’s net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.
13) COMMITMENTS AND CONTINGENCIES
Business Acquisition
     On March 10, 2006, the Company acquired all of the outstanding common stock of Sirius Laboratories, Inc (“Sirius”). The Company agreed to pay additional consideration in future periods to the former Sirius shareholders based upon the achievement of total cumulative sales milestones for the Sirius products over the period beginning with the closing of the acquisition and ending December 31, 2011, according to an amendment to the parties’ agreement.
     If the remaining sales milestones are attained, additional consideration will be paid in either common stock or cash, at the Company’s sole discretion. The remaining cumulative sales milestones and related consideration are, as follows:

Additional
Cumulative Sales Milestone:	Consideration:

$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

Third Amendment to Merger Agreement
     In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge Pharmaceuticals, LLC, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company has agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
     In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new Milestone Termination Date, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $223,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company has not accrued amounts for any other potential contingencies as of June 30, 2010.
Lease Arrangements
     The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2012. Total rent expense under operating leases was approximately $195,000 and $196,000 for the six-month periods ended June 30, 2010 and 2009, respectively. Future minimum payments under lease arrangements at June 30, 2010 are as follows:

Operating
Lease
Years Ending December 31,	Obligations
2010	$233,000
2011	480,000
2012	448,000
2013	—
Thereafter	—

Total	$1,161,000

Legal Matters
River’s Edge Litigation Settlement
     On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement with respect to its patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to its Settlement Agreement with River’s Edge regarding earlier patent litigation. The amendment to the Settlement Agreement, which was further amended in April 2009 as described in the following paragraph, had allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, the Company was paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Condensed Consolidated Statements of Operations.
     In April 2009, the Company and River’s Edge entered into an Amendment to their License Agreement (the “License Amendment”). The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon the Company’s receipt of $5,000,000. Of the $5,000,000, River’s Edge was required to pay to the Company $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. River’s Edge has informed us that they have ceased selling the product and we do not expect to receive additional revenues from River’s Edge under the License Agreement without litigation. The validity of the Nicomide patent was tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. On July 20, 2010, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the validity of patent claims which cover Nicomide and we expect the process to conclude shortly.

Settlements, net — Winston Laboratories Arbitration Settlement
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
We are marketing Levulan® PDT under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, or PARTEQ, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service and other related activities for all of our products, including our Levulan® Kerastick®. We are dependent upon sole-source suppliers for a number of our products and component parts. There can be no assurance that these suppliers will be able to meet our future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on our operating results in any given period.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the six months ended June 30, 2010.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2010 VERSUS JUNE 30, 2009
REVENUES — Total revenues for the three and six-month periods ended June 30, 2010 were $8,701,000 and $17,415,000, respectively, as compared to $6,966,000 and $14,104,000 in 2009, and were comprised of the following:

	Three months ended			Six months ended
	June 30,			June 30,
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)

Levulan® Kerastick® product revenues
United States	$7,568,000	$5,621,000	$1,947,000	$15,117,000	$11,306,000	$3,811,000
Canada	169,000	108,000	61,000	225,000	243,000	(18,000)
Korea	104,000	126,000	(22,000)	213,000	296,000	(83,000)
Other	132,000	84,000	48,000	219,000	171,000	48,000

Subtotal Levulan® Kerastick® product revenues	7,973,000	5,939,000	2,034,000	15,774,000	12,016,000	3,758,000

BLU-U® product revenues
United States	438,000	479,000	(41,000)	928,000	1,121,000	(193,000)
Canada	—	—	—	5,000	—	5,000

Subtotal BLU-U® product revenues	438,000	479,000	(41,000)	933,000	1,121,000	(188,000)

Total PDT product revenues	8,411,000	6,418,000	1,993,000	16,707,000	13,137,000	3,570,000

Total Non-PDT product revenues	290,000	548,000	(258,000)	708,000	967,000	(259,000)

Total product revenues	$8,701,000	$6,966,000	$1,735,000	$17,415,000	$14,104,000	$3,311,000

For the three and six-month periods ended June 30, 2010, total PDT products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $8,411,000 and $16,707,000, respectively. This represents an increase of $1,993,000, or 31%, and 3,570,000, or 27%, over the comparable 2009 totals of $6,418,000 and $13,137,000, respectively. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States, partially offset by decreases in international Kerastick® revenues and BLU-U® revenues. For the three and six-month periods ended June 30, 2010, Kerastick® revenues were $7,973,000, and $15,774,000, respectively, representing a $2,034,000, or 34%, and $3,758,000, or 31%, increase over the comparable 2009 totals of $5,939,000 and $12,016,000, respectively. Kerastick® unit sales to end-users were 61,778 and 123,200, for the three and six-month periods ended June 30, 2010, respectively, including on a year-to date basis 2,388 sold in Canada and 2,124 sold in Korea. This represents an increase from 49,815 and 101,762 Levulan® Kerastick® units sold in the three and six-month periods ended June 30, 2009, respectively, including on a year-to date basis 2,700 sold in Canada and 3,726 sold in Korea. Our overall average net selling price for the Kerastick® increased to $125.87 per unit for the first six months of 2010 from $116.41 per unit for the first six months of 2009. In the United States, our average net selling price for the Kerastick® increased to $128.65 per unit in 2010 from $121.75 per unit in 2009. The increase in 2010 Kerastick® revenue was driven by increased sales volumes in the United States along with the increase in our overall average unit selling price.
For the three and six-month periods ended June 30, 2010, BLU-U® revenues were $438,000 and $933,000, respectively, representing a $41,000, or 8%, and $188,000, or 17%, decrease over the comparable 2009 totals of $479,000 and $1,121,000, respectively. The decrease in year-to-date 2010 BLU-U® revenues was driven primarily by a decrease in our average selling price. In the three and six-month periods ended June 30, 2010, there were 63 and 140 units sold, respectively, versus 58 and 139 units sold, respectively, in the comparable 2009 periods. All of the units sold in both years were sold in the United States, except for one unit sold in Canada in the first quarter of 2010. In 2010 on a year-to-date basis, our average net selling price for the BLU-U® decreased to $6,438 from $7,637 in 2009. The average net selling price of the BLU-U® decreased, in part, due to lower pricing offered to customers in an effort to sell our existing inventory in advance of the introduction of an upgraded design unit, which became available in April. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At June 30, 2010 and December 31, 2009, there were approximately 12 units in the field pursuant to this evaluation program. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
Non-PDT product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT product revenues for the three and six-month periods ended June 30, 2010 were $290,000 and $708,000, respectively, compared to $548,000 and $967,000, respectively for the comparable 2009 periods. In 2010, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach® and royalties received from River’s Edge from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge will cease during the fourth quarter of 2010. In 2009, the substantial majority of Non-PDT product revenues were from Nicomide® related royalties, which included the $200,000 installment payment received from River’s Edge on the Nicomide® License Amendment. In light of the recent action by the United States Patent and Trademark Office issuing a Notice of Intent to Issue a Reexamination Certificate which affirms the validity of patent claims which cover Nicomide, we are evaluating our options relative to the Nicomide asset. We do not expect to derive significant revenues or cash flows, if at all, from this asset given its regulatory status. For more information on the Nicomide® License Amendment with River’s Edge, see Legal Matters Note 13 to the Notes to the Condensed Consolidated Financial Statements.
The increase in our total revenues for the three and six-month periods ended June 30, 2010 compared with the comparable periods in 2009 results primarily from increased PDT segment revenues in the United States, partially offset by decreases in international PDT revenues and Non-PDT revenues. Although we achieved profitability during the second quarter of 2010, we must continue to increase sales from these levels in order for us to become profitable on an on-going basis. We cannot provide any assurance that we will be able to increase sales sufficiently to sustain profitability, and we cannot provide assurance that a material increase in sales will necessarily cause us to be profitable. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this PDT product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Although we expect growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. Reduced sales on non-reimbursed procedures and softness in the international markets could be expected until the economy recovers. We expect our Non-PDT revenues for the full year 2010 to be reduced from full year 2009 levels since we do not expect to collect any more payments under the License Agreement with River’s Edge without litigation and the loss of the AVAR® royalty during the fourth quarter of 2010. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”
COST OF PRODUCT REVENUES — Cost of product revenues for the three and six-month periods ended June 30, 2010 were $1,782,000 and $3,600,000 as compared to $1,441,000 and $3,379,000 in the comparable periods in 2009. A summary of the components of cost of product revenues and royalties is provided below:

	Three months ended June 30,
			Increase/
	2010	2009	(Decrease)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$665,000	$539,000	$126,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	17,000	89,000	(72,000)
Royalty and supply fees (1)	311,000	235,000	76,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$993,000	$863,000	$130,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$235,000	$209,000	$26,000
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	234,000	214,000	20,000

Subtotal BLU-U® cost of product revenues	$469,000	$423,000	$46,000

Total PDT cost of product revenues and royalties	$1,462,000	$1,286,000	$176,000

Non-PDT drug cost of product revenues and royalties	$320,000	$155,000	$165,000

Total cost of product revenues and royalties	$1,782,000	$1,441,000	$341,000

	Six months ended June 30,
			Increase/
	2010	2009	(Decrease)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$1,330,000	$1,103,000	$227,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	131,000	448,000	(317,000)
Royalty and supply fees (1)	617,000	488,000	129,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$2,078,000	$2,039,000	$39,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$512,000	$500,000	$12,000
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	453,000	462,000	(9,000)

Subtotal BLU-U® cost of product revenues	$965,000	$962,000	$3,000

Total PDT cost of product revenues and royalties	$3,043,000	$3,001,000	$42,000

Non-PDT drug cost of product revenues and royalties	$557,000	$378,000	$179,000

Total cost of product revenues and royalties	$3,600,000	$3,379,000	$221,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health Inc. on sales of Levulan® Kerastick® in Canada
MARGINS — Total product margins for the three and six-month periods ended June 30, 2010 were $6,919,000 and $13,815,000, respectively, as compared to $5,525,000 and $10,725,000 for the comparable 2009 periods, as shown below:

	Three months ended June 30,
					Increase/
	2010		2009		(Decrease)

Levulan® Kerastick® gross margin	$6,980,000	88%	$5,076,000	85%	$1,904,000
BLU-U® gross margin	(31,000)	(7%)	56,000	12%	(87,000)

Total PDT drug & device gross margin	$6,949,000	83%	$5,132,000	80%	$1,817,000

Total Non-PDT drug gross margin	(30,000)	(10%)	393,000	72%	$(423,000)

TOTAL GROSS MARGIN	$6,919,000	80%	$5,525,000	79%	$1,394,000

	Six months ended June 30,
					Increase/
	2010		2009		(Decrease)

Levulan® Kerastick® gross margin	$13,696,000	87%	$9,977,000	83%	$3,719,000
BLU-U® gross margin	(32,000)	(3%)	159,000	14%	(191,000)

Total PDT drug & device gross margin	$13,664,000	82%	$10,136,000	77%	$3,528,000

Total Non-PDT drug gross margin	151,000	21%	589,000	61%	$(438,000)

TOTAL GROSS MARGIN	$13,815,000	79%	$10,725,000	76%	$3,090,000

Kerastick® gross margins for the three and six-month periods ended June 30, 2010 were 88% and 87%, respectively, versus 85% and 83% in the comparable 2009 periods. The margin improvement for 2010 is attributable to improved manufacturing efficiencies, increased U.S. sales volumes and an increased overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the United States.

BLU-U® margins for the three and six-month periods ended June 30, 2010 were (7%) and (3%), respectively, versus 12% and 14% in the comparable 2009 periods. The decrease in gross margin is a primarily the result of a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-Us at low profit margins.
Non-PDT drug gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT drug gross margins for the three and six-month periods ended June 30, 2010 were (10%) and 21%, respectively, compared to 72% and 61%, respectively, in the comparable prior year periods. Non-PDT cost of goods sold for 2010 includes a charge of $48,000, net of insurance recoveries of $273,000, related to a shipment of ClindaReach® that was lost while in-transit to us.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three and six-month periods ended June 30, 2010 were $1,250,000 and $2,360,000 as compared to $1,077,000 and $2,262,000 in the comparable 2009 periods. The increase in 2010 compared to 2009 was due primarily to increased headcount. Our research and development project spending have been relatively flat year-over-year. These costs include those related to our solid organ transplant recipient, or SOTR, clinical study. This pilot Phase II clinical trial, for the treatment of actinic keratoses and reduction in the incidence of non-melanoma skin cancers in immunosuppressed SOTRs who have demonstrated that they are at risk of developing multiple squamous cell carcinomas is being conducted at seven clinical trial sites across the United States. The trial is sized to enroll up to 36 patients. We expect enrollment of these patients to minimally take the remainder of the year and to receive preliminary results from the study in approximately 9 months. Assuming the completion of patient accrual by year-end, we would expect full results within two years. The pace of enrollment in the study has been slower than we anticipated at the outset of the trial. We have taken steps to attempt to increase the rate of enrollment in the study; however, it is too early in the process to tell whether those steps will have a positive impact on enrollment. We may increase the number of sites or take other measures that would increase the cost of the study. In May 2008, we filed an Orphan Drug Designation Application with the FDA for the prevention of cancer occurrence in these patients. We received initial correspondence that the application was not granted on the basis that the agency believed that the prevalence of the target population with the disease state is greater than 200,000, which is the maximum number of patients allowed under the Orphan Drug legislation. We met with the FDA during the third quarter of 2009 to clarify and explain further our application and, based on that meeting, the agency invited us to submit an amendment to our application for further evaluation. We submitted a draft amendment in January 2010 along with a request for a follow-on meeting with the agency. In February 2010, the FDA indicated that a meeting was not necessary and suggested that we formally submit the amended application. We made the formal submission in March 2010, and are awaiting a response from the FDA. We expect that our overall research and development costs for 2010 will be slightly increased from 2009 levels due to increased spending on the SOTR clinical study.
MARKETING AND SALES COSTS — Marketing and sales costs for the three and six-month periods ended June 30, 2010 were $3,138,000 and $6,752,000, respectively, as compared to $3,037,000 and $6,447,000 for the comparable 2009 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,328,000 and $4,784,000 for the three and six-month periods ended June 30, 2010, compared to $2,247,000 and $4,556,000 in the comparable periods in 2009. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $810,000 and $1,968,000 for the three and six-month periods ended June 30, 2010, compared to $790,000 and $1,891,000 for the comparable 2009 periods. The increase in this category is due primarily to an increase in tradeshow related expenditures. We expect marketing and sales costs for the full year 2010 to increase over 2009 levels, but to decrease as a percentage of revenues.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three and six-month periods ended June 30, 2010 were $2,247,000 and $4,710,000, respectively, as compared to $2,341,000 and $4,482,000 for the comparable 2009 periods. The increase is mainly attributable to an increase in professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2010, we expect general and administrative costs to increase compared with 2009, but to decrease as a percentage of revenues.
SETTLEMENTS, NET —During the second quarter of 2009 we settled the arbitration initiated by Winston Laboratories, Inc., or Winston, for a payment of $75,000, and a mutual release and other customary terms. The arbitration which began in October 2008, alleged that we breached the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement.
OTHER INCOME, NET — Other income for the three and six-month periods ended June 30, 2010, decreased to $62,000 and $128,000, respectively, from $79,000 and $144,000 during the comparable 2009 periods. This decrease reflects a slight decrease in our average investable cash balance during the first half of 2010 as compared to 2009, along with a general decrease in interest rates over the same timeframe.
(LOSS) GAIN ON CHANGE IN FAIR VALUE OF WARRANTS —The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The non-cash losses during the three and six-month periods ended June 30, 2010 were ($157,000) and ($356,000), respectively. The non-cash losses on the warrants were due primarily to changes in our stock price.
NET INCOME (LOSS) — For the three and six-month periods ended June 30, 2010, our net income (loss) was $188,000, or $0.01 per share, for both basic and diluted earnings per share, and $(236,000), or $(0.01) per share, respectively, as compared to $(853,000), or $(0.04) per share, and $(2,460,000), or $(0.10) per share for the comparable 2009 periods. The increase in our net income, or decrease in our net loss, is attributable to the reasons discussed above.

We utilize the treasury stock method in calculating the incremental shares to include in the diluted earnings per share calculation. The treasury stock method considers factors such as the number of contingently issuable shares that are “in-the-money”, the average unamortized compensation expense during the period for those contingently issuable shares, and the average price of our common stock during the period.
Based on an Internal Revenue Code (IRC) Section 382 study through December 31, 2009, we determined that we had experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). As a result of the 2007 Ownership Change, we expect that the pre-change net operating loss (NOL) carryforwards available to us, provided no additional ownership changes have occurred during 2010, will be limited to approximately $48.6 million. Our pre-change NOL carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the 2007 Ownership Change and $2.2 million annually thereafter through December 31, 2027. Additionally, we have $5.2 million of NOLs subsequent to the 2007 Ownership Change. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2010 or thereafter. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2010, we had approximately $17,534,000 of total liquid assets, comprised of $5,669,000 of cash and cash equivalents and marketable securities available-for-sale totaling $11,865,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of June 30, 2010, our marketable securities had a weighted average yield to maturity of 2.66% and maturity dates ranging from July 2010 to January 2013. Our net cash provided by operations for the six-month period ended June 30, 2010 was $1,054,000 versus net cash used in operations of $(2,294,000) in the comparable prior year period. The year-over-year increase in cash from operations is primarily attributable to a decrease in our net loss, an increase in the non-cash charge related to the valuation of our warrants, and year-over-year improvements in changes to working capital. As of June 30, 2010 working capital (total current assets minus total current liabilities) was $18,263,000, as compared to $17,780,000 as of December 31, 2009. Total current assets decreased by $144,000 during the six-month period ended June 30, 2010, due primarily to decreases in cash and cash equivalents, accounts receivable and prepaid and other current asset balances, partially offset by increases in marketable securities and inventory. Total current liabilities decreased by $627,000 during the same period due primarily to a decreases in accrued compensation, other accrued expenses and the current portion of deferred revenues, partially offset by an increase in accounts payable. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
Since our inception, we have generated significant losses while we have conducted preclinical and clinical trials, engaged in research and development and dedicated resources to the commercialization of our products. We have also incurred significant losses from the impairment of assets acquired in the acquisition of Sirius. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators may exceed revenues in the future, which may result in future losses from operations.
We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2009 and the first half of 2010, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®, as well as our Non-PDT Drug Products and advancing our Phase II pilot study for use of Levulan® PDT in SOTR.
If we are unable to maintain profitability or positive cash flow from operations, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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
Contractual Obligations and Other Commercial Commitments
L. Perrigo Company
     On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement was assigned to us as part of the Sirius merger. We were responsible for all development costs and for obtaining all necessary regulatory approvals and launched the product, ClindaReach®, in March 2007. Perrigo is entitled to royalties on net sales of the product, including certain minimum annual royalties, which commenced May 1, 2006, in the amount of $250,000. The initial term of the agreement expires in October 2010. We are not certain that the agreement will be renewed or on what terms.
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
     In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by the new milestone termination date, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $223,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.
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

     For the years ended December 31, 2009, 2008 and 2007, actual royalties based on product sales were approximately $1,019,000, $873,000, and $620,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $95,000 as of June 30, 2010).
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
Lease Agreements
     We have entered into lease commitments for office space in Wilmington, Massachusetts, and Toronto, Ontario. The minimum lease payments disclosed below include the non-cancelable terms of the leases. We have vacated the Toronto, Ontario office and have subleased the space through December 31, 2010 when the lease will terminate.
Research Agreements
     We have entered into various agreements for research projects and clinical studies. As of June 30, 2010, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,418,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2010 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at June 30, 2010:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5

Operating lease obligations	$1,161,000	$472,000	$689,000	$—	$—
Purchase obligations (1, 2)	2,655,000	2,393,000	262,000	—	—
Minimum royalty obligations (3)	431,000	219,000	188,000	24,000	—

Total obligations	$4,247,000	$3,084,000	$1,139,000	$24,000	$—

1)	Research and development projects include various commitments including obligations for our study on the treatment of actinic keratoses and reduction of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under these operating leases was approximately $195,000 and $196,000 for the six-month periods ended June 30, 2010 and 2009, respectively.
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
As of June 30, 2010, the weighted average rate of return on our investments was 2.66%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2010, the fair market value of the portfolio would decline by $115,000. Declines in interest rates could, over time, reduce our interest income.
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
Currency Exchange Rates
The royalties we earn each quarter under our agreement with Stiefel Laboratories, if any, are based on a percentage of the net sales to end-users. These royalties are calculated in local currencies and converted to and paid in United States dollars each reporting period.
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to beliefs regarding the ability for suppliers to meet our future requirements or provide us with favorable terms, our use of estimates and assumptions in the preparation of our financial statements and policies and impact on us of the adoption of certain accounting standards, beliefs regarding potential reduction of headcount, beliefs regarding an interruption in the supply of products or parts or any significant price increase by sole source suppliers, expectations regarding the enrollment of patients into and timing of results of clinical trials, beliefs regarding sales on non-reimbursed procedures and softness in the international markets, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, beliefs regarding the status of clinical programs and beliefs regarding potential efficacy, expectations regarding collection of payments from the License Agreement with River’s Edge, beliefs regarding the transfer to a new laboratory for analytical testing of our Levulan® Kerastick® product and potential impact on revenues, beliefs concerning achievement of higher margins on Kerastick sales and BLU-U® sales at low margins, beliefs regarding the impact on our market share of the promotion of Metvixia, expectations to reduce spending if we are unable to maintain profitability, expectations regarding the confidentiality of our proprietary information, expectations to raise funds through financing transactions and whether such financing will be available or at reasonable terms, beliefs regarding regulatory and environmental compliance and impact of failures in compliance, beliefs concerning patent disputes, expectations regarding the reexamination process of our patents, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to defend and enforce our patents, the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products, our beliefs regarding the size of the market for our products and our product candidate, expected use and sufficiency of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment or supply terms, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding the entry into the market and impact of generic products on revenues, financial condition, results of operations and profitability, beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, expectations regarding additional milestone payments with respect to the Sirius merger, beliefs regarding the use of our products and technologies by third parties, beliefs regarding our compliance with applicable laws, rules and regulations, beliefs regarding available reimbursement for our products, beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, beliefs regarding the valuation of warrants, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding market share, beliefs regarding obtaining and sustaining profitability, expectations regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility, beliefs regarding our SOTR research and development program, beliefs regarding Nasdaq listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding unknown problems with the product, a manufacturer or its facility in the future, beliefs regarding financial position, results of operations and cash flows if needed capital is not raised, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding our expectation and ability to obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements and its effect on our existing shareholders, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, beliefs regarding the scope of our patents, beliefs regarding competition from other ALA products, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, expectations regarding the manufacture of our products, expectations for Orphan Drug designation, beliefs regarding collaborations with outside scientists and expectation regarding revenues from Nicomide®. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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
Risks Related To DUSA
We May Not Be Profitable On An Annual Basis And May Not Be Profitable In The Future Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.
If We Do Not Become Profitable, We May Need More Capital
We have approximately $17,534,000 in cash, cash equivalents and marketable securities as of June 30, 2010. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. If we are unable to become profitable on an ongoing basis in the near term, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
If A Competitive Product Is Successful Our Revenues Could Decline, and Our Ability To Become Profitable Could Be Delayed
On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, and on January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have; which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to be profitable on an ongoing basis.
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
We and our manufacturers must continue to comply with current Good Manufacturing Practice regulations, or cGMP, and Quality System Regulations, or QSR, and equivalent foreign regulatory requirements. The cGMP and QSR requirements govern quality control and documentation policies and procedures. In complying with cGMP, QSR and foreign regulatory requirements, we and our third-party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements.
Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third-party supply sources, including our sole source supplier for the active ingredient in Levulan® and the component parts in the BLU-U®, or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, fail to maintain compliance with FDA regulatory requirements, it would be time-consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations. Additionally, if previously unknown problems with the product, a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. Any such problems could affect our ability to become profitable on an ongoing basis.
During April 2010, we were advised that a receiver had been appointed for the laboratory that we were using to perform analytical release testing and stability testing of our Levulan® Kerastick® product due to non-payment of its bank loan. As a result, that laboratory was no longer able to perform these services on an on-going basis. We are working with this laboratory for the transfer of all samples, raw material and relevant technology. We engaged the services of a new laboratory and have successfully transferred the technology and analytical methods so that the new laboratory can perform all of the services we need. On May 5, 2010 following discussions with the FDA, we filed a 30-day Changes Being Effected (CBE-30) supplement to validate the use of the new laboratory. FDA had no comment on the supplement during the 30 day period so we began shipping product as permitted under FDA regulations. The FDA could still have comments on the CBE-30 and we would have to respond. Any significant interruption in our ability to ship product caused by FDA could have a negative effect on our revenues.
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
We Have Had Significant Losses And May Have Losses In The Future.
We have had a history of operating losses. We may continue to incur losses on an annual basis unless sales of our products increase from present levels. We incurred net losses of $2,508,000, $6,250,000 and $14,714,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and a loss of $236,000 for the six-month period ended June 30, 2010. As of June 30, 2010, our accumulated deficit was approximately $145,000,000. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on an annual basis, and to sustain profitability if it is achieved.
Our Ability To Use Net Operating Loss Carryforwards and Tax Credit Carryforwards To Offset Future Taxable Income May Be Further Limited As A Result Of Past Or Future Transactions Involving Our Common Stock.
Under Internal Revenue Code (IRC) Section 382 the amount of our net operating loss carryforwards and other tax attributes that we may utilize to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our common stock. In general, under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. An ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years. Based on an IRC Section 382 study completed in early 2010, we have determined that an ownership change occurred in 2007, and as a result, approximately $48.6 million of our net operating loss carryforwards are expected to be available to us. Our net operating loss carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the ownership change and $2.2 million annually thereafter through December 31, 2027. We further believe that it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits.
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
The availability of additional capital to us is uncertain. There can be no assurance that additional funding will be available to us on favorable terms, if at all. Any equity financing, if needed, would likely result in dilution to our existing shareholders, and debt financing, if available, would likely involve significant cash payment obligations and could include restrictive covenants that would adversely affect the operation of our business. Failure to raise capital, if needed, could materially adversely affect our business, our financial condition, results of operations and cash flows.
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

We also own patents covering our Kerastick® and BLU-U®, which also cover our AK therapy. However, other third parties may have blue light devices or drug delivery devices that do not infringe our patents.
The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. With the newly allowed claims which issued on May 25, 2010, we have claims that cover our AK product until 2019. The reexamination by the USPTO of one of our patents that cover our approved product until 2013, has successfully concluded with affirmation of our original claims and the addition of eight new claims.
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
On August 12, 2008, we entered into a worldwide non-exclusive patent license agreement with respect to our patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC, or River’s Edge, and an amendment to our settlement agreement with River’s Edge regarding earlier litigation. The amendment to the settlement agreement allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In April 2009, we and River’s Edge entered into an amendment to the license agreement, or License Amendment. The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we were required to transfer all of our rights, title and interest in and to DUSA’s patent know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge is required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, which is included in Product Revenues in the accompanying Consolidated Statements of Operations but did not receive any further payments. River’s Edge has ceased selling the product and we do not expect to receive additional revenues from River’s Edge under the License Agreement without litigation. The validity of the Nicomide® patent was tested again as a request for exparte reexamination of this patent was filed by a third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. On July 20, 2010, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the validity of patent claims which cover the product and we expect the process to conclude shortly.
Furthermore, PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share.
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
Litigation Is Expensive And We May Not Be Able To Afford The Costs.
The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, in a lawsuit against a third party for infringement of our patents in the United States, that third party may challenge the validity of our patent(s) as has happened with the patent covering Nicomide. We cannot guarantee that a third-party will not claim, with or without merit, that our patents are not valid or that we have infringed their patent(s) or misappropriated their proprietary material.

We could get drawn into or decide to join, litigation as the holder of the patent. Defending these types of legal actions involve considerable expense and could negatively affect our financial results.
Additionally, if a third-party were to file a United States patent application, or be issued a patent claiming technology also claimed by us in a pending United States application(s), we may be required to participate in interference proceedings in the USPTO to determine the priority of the invention. A third party could also request the declaration of a patent interference between one of our issued United States patents and one of its patent applications. Any interference proceedings likely would require participation by us and/or PARTEQ, which could involve substantial legal fees and result in a loss or lessening of our patent protection.
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
In light of the recent action by the United States Patent and Trademark Office issuing a Notice of Intent to Issue a Reexamination Certificate which affirms the validity of patent claims which cover Nicomide, we are evaluating our options relative to the Nicomide asset. We do not expect to derive significant revenues or cash flows, if at all, from this asset given its regulatory status.
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

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 86 employees, including 2 part-time employees, as of June 30, 2010. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
On May 30, 2006, we entered into a patent license agreement with PhotoCure ASA whereby we granted a non-exclusive license to PhotoCure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to PhotoCure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available and its price is comparable to the price of Levulan®. On October 1, 2009, PhotoCure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share.
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
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2008 to June 30, 2010, the price of our stock has ranged from a low of $0.87 to a high of $2.75. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.

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
Future Sales Of Securities May Cause Our Stock Price To Decline.
As of June 30, 2010, there were outstanding options and warrants to purchase 4,529,000 shares of common stock, with exercise prices ranging from $1.08 to $27.31 per share for options, and exercise prices ranging from $2.85 to $6.00 per share for warrants. In addition, there were 597,250 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 3, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.

By:	/s/ Robert F. Doman Robert F. Doman
President and Chief Executive Officer
(principal executive officer)
Dated August 3, 2010

By:	/s/ Richard C. Christopher Richard C. Christopher
Vice President, Finance and Chief Financial
Officer (principal financial officer)
Dated August 3, 2010

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 3, 2010.