Form 10-Q
period 2010-09-30
DUSA PHARMACEUTICALS INC
filed 2010-11-05
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, the registrant had 24,228,215 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,184,261	$7,613,378
Marketable securities, at fair value	10,796,735	9,055,959
Accounts receivable, net of allowance for doubtful accounts of $63,000 and $86,000 in 2010 and 2009, respectively	2,451,709	2,629,189
Inventory	2,269,605	2,170,275
Prepaid and other current assets	935,815	1,561,467

TOTAL CURRENT ASSETS	22,638,125	23,030,268
Restricted cash	174,587	174,255
Property, plant and equipment, net	1,494,630	1,660,755
Deferred charges and other assets	68,099	68,099

TOTAL ASSETS	$24,375,441	$24,933,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$675,870	$630,144
Accrued compensation	1,029,035	1,260,609
Other accrued expenses	2,128,985	2,456,612
Deferred revenues	475,034	902,597

TOTAL CURRENT LIABILITIES	4,308,924	5,249,962
Deferred revenues	2,255,650	2,906,020
Warrant liability	1,299,869	812,905
Other liabilities	80,015	123,016

TOTAL LIABILITIES	7,944,458	9,091,903

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in Series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,221,715 and 24,108,908 shares of common stock, no par, at September 30, 2010 and December 31, 2009, respectively	151,801,550	151,683,399
Additional paid-in capital	9,077,912	8,291,805
Accumulated deficit	(144,562,682)	(144,359,217)
Accumulated other comprehensive income	114,203	225,487

TOTAL SHAREHOLDERS’ EQUITY	16,430,983	15,841,474
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,375,441	$24,933,377

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenues	$8,015,546	$6,930,110	$25,430,363	$21,033,920
Cost of product revenues	1,627,782	1,594,692	5,228,075	4,973,782

GROSS MARGIN	6,387,764	5,335,418	20,202,288	16,060,138
Operating costs:
Research and development	1,283,771	963,245	3,643,849	3,225,049
Marketing and sales	2,792,780	3,013,351	9,544,564	9,460,766
General and administrative	2,208,898	1,877,928	6,919,128	6,360,325
Settlements, net	—	—	—	75,000

TOTAL OPERATING COSTS	6,285,449	5,854,524	20,107,541	19,121,140

INCOME (LOSS) FROM OPERATIONS	102,315	(519,106)	94,747	(3,061,002)
Other income	61,183	79,815	188,752	223,801
(Loss) gain on change in fair value of warrants	(130,674)	24,051	(486,964)	(37,679)

NET INCOME (LOSS)	$32,824	$(415,240)	$(203,465)	$(2,874,880)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.02)	$(0.01)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	24,209,215	24,108,908	24,173,399	24,099,786

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	24,658,844	24,108,908	24,173,399	24,099,786

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,465)	$(2,874,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of premiums and discounts on marketable securities	5,236	43,407
Realized loss on sales of marketable securities	—	43,678
Share-based compensation	920,755	631,770
Depreciation and amortization	295,020	345,720
Loss on change in fair value of warrants	486,964	37,679
Deferred revenues recognized	(1,077,933)	(661,702)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	177,480	(151,411)
Inventory	(99,330)	476,658
Prepaid and other current assets	625,652	318,994
Accounts payable, accrued compensation and other accrued expenses	(513,474)	(1,626,748)
Other liabilities	(43,001)	(111,129)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	573,904	(3,527,964)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(12,742,296)	(12,049,905)
Proceeds from maturities and sales of marketable securities	10,885,000	16,848,159
Restricted cash	(332)	(326)
Purchases of property, plant and equipment	(128,896)	(129,230)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,986,524)	4,668,698
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	25,993	—
Settlements of restricted stock for tax withholding obligations	(42,490)	(4,413)

NET CASH USED IN FINANCING ACTIVITIES	(16,497)	(4,413)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,429,117)	1,136,321
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,613,378	3,880,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,184,261	$5,016,994

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of September 30, 2010, the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
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
2) NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Recently Adopted
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after September 15, 2010, with early adoption permitted. The Company adopted this guidance as of July 1, 2010. The adoption of ASU 2010-17 did not have a material impact on the Company.
Accounting Standards To Be Adopted
In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.
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

Level 2: Observable market based inputs for similar assets or unobservable inputs that are corroborated by market data. Level 2 consists of financial instruments that are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. The Company accesses publicly available market activity from third-party databases and credit ratings of the issuers of the securities it holds to corroborate the data used in the fair value calculations obtained from its primary pricing source. The Company also takes into account credit rating changes, if any, of the securities or recent marketplace activity.
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
The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

		Fair Value Measurements at September 30, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$6,184,000	$6,184,000	$—	$—
United States government-backed securities	10,010,000	—	10,010,000	—
Corporate debt securities	787,000	—	787,000	—

Total assets at fair value	16,981,000	6,184,000	10,797,000	—

Liabilities
Warrant liability	1,300,000	—	—	1,300,000

Total liabilities at fair value	$1,300,000	$—	$—	$1,300,000

		Fair Value Measurements at December 31, 2009
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$7,613,000	$7,613,000	$—	$—
United States government-backed securities	8,150,000	—	8,150,000	—
Corporate debt securities	906,000	—	906,000	—

Total assets at fair value	16,669,000	7,613,000	9,056,000	—

Liabilities
Warrant liability	813,000	—	—	813,000

Total liabilities at fair value	$813,000	$—	$—	$813,000

The Company reviewed the level classifications of its investments at September 30, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the nine-month period ended September 30, 2010.
The table below includes a rollforward of the balance sheet amounts for the nine-month periods ended September 30, 2010 and 2009 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine-month Period Ended September 30, 2010
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
	Fair Value		Sales,	Transfers		Instruments
	at	Total	Issuances,	In and/or	Fair Value at	Held at
	January 1,	Unrealized	Settlements,	Out of	September 30,	September 30
	2010	Loss	net	Level 3	2010	2010

Warrant Liability	$813,000	$487,000	$—	$—	$1,300,000	$(487,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine-month Period Ended September 30, 2009
						Change in
						Unrealized
						Gains
						Related to
			Purchases,			Financial
	Fair Value		Sales,	Transfers	Fair Value	Instruments
	at	Total	Issuances,	In and/or	at	Held at
	January 1,	Unrealized	Settlements,	Out of	September 30,	September 30,
	2009	Loss	net	Level 3	2009	2009
Warrant Liability	$436,000	$38,000	$—	$—	$474,000	$(38,000)

Marketable Securities
The Company’s marketable securities consist of the following:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$9,955,000	$55,000	$—	$10,010,000
Corporate debt securities	728,000	59,000	—	787,000

Total marketable securities	$10,683,000	$114,000	$—	$10,797,000

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$8,005,000	$145,000	$—	$8,150,000
Corporate debt securities	826,000	80,000	—	906,000

Total marketable securities	$8,831,000	$225,000	$—	$9,056,000

The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The decrease in net unrealized gains on such securities for the nine-month periods ended September 30, 2010 and 2009 was $111,000 and $105,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0 and $44,000 for the nine-month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010, current yields range from 0.1% to 6.1% and maturity dates range from January 2011 to December 2013.
Common Stock Warrants
Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash (losses) gains for the three and nine-month periods ended September 30, 2010 were $(131,000) and $(487,000), respectively, compared with $24,000 and $(38,000), respectively, for the comparable 2009 periods. At September 30,

2010 and December 31, 2009, the aggregate fair value of these warrants was $1,300,000 and $813,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Expected volatility	83.6%	88.0%
Remaining contractual term (years)	2.6	3.3
Risk-free interest rate	0.53%	1.9%
Expected dividend yield	0%	0%
Common stock price	$2.45	$1.60
4) CONCENTRATIONS
The Company is exposed to concentrations of credit risk related to accounts receivable that are generated from its customers. From time to time, the Company is also exposed to concentrations of revenues with significant customers. To manage credit risk, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. Concentrations in the Company’s total revenues for the three and nine months ended September 30, 2010 and 2009, and accounts receivable as of September 30, 2010 and December 31, 2009 are as follows:

	% of Revenue		% of Revenue
	Three months ended		Nine months ended		% of Accounts Receivable
	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Customer A	3%	3%	3%	3%	5%	3%
Customer B	2%	3%	2%	3%	5%	5%
Customer C	2%	2%	2%	3%	3%	4%
Other customers	93%	92%	93%	91%	87%	88%

Total	100%	100%	100%	100%	100%	100%

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
5) INVENTORY
Inventory consisted of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$1,157,000	$974,000
BLU-U® evaluation units	121,000	58,000
Work in process	345,000	398,000
Raw materials	647,000	740,000

Total	$2,270,000	$2,170,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of product revenues using an estimated life of three years to approximate its net realizable value.

6) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	September 30,	December 31,
	2010	2009

Research and development costs	$104,000	$92,000
Marketing and sales costs	157,000	418,000
Reserve for sales returns and allowances	150,000	225,000
Other product related costs	775,000	849,000
Legal and other professional fees	403,000	334,000
Due to former Sirius shareholders	228,000	214,000
Employee benefits	284,000	271,000
Other accrued expenses	28,000	54,000

Total	$2,129,000	$2,457,000

7)	SHARE-BASED COMPENSATION
Modifications To Equity Awards For Former Members Of The Board Of Directors —
During the third quarter of 2010, the Company modified the terms of stock options and restricted stock awards to three former members of the Company’s board of directors. The modifications included both extending the post-termination exercise period for stock options and accelerating the vesting of restricted stock awards. The modification to the restricted stock awards accelerated the vesting on all 11,250 shares of unvested restricted stock. As a result of these modifications, the Company recorded a non-cash charge to earnings of $176,000 during the third quarter of 2010, which is included in general and administrative in the following table.
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine-month periods ended September 30, 2010 and 2009 included the following line items:

	Three-months ended		Nine-months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Cost of product revenues	$11,000	$13,000	$38,000	$47,000
Research and development	29,000	31,000	94,000	112,000
Marketing and sales	37,000	62,000	83,000	65,000
General and administrative	356,000	101,000	706,000	408,000

Share-based compensation expense	$433,000	$207,000	$921,000	$632,000

Incentive And Non-qualified Stock Options —
The weighted-average estimated fair values of employee stock options granted during the three and nine-month periods ended September 30, 2010 were $1.58 and $1.18 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three months	Nine months
	ended September 30, 2010

Expected volatility	75.80%	75.45%
Risk-free interest rate	1.82%	2.60%
Expected dividend yield	0%	0%
Expected life-directors and officers (years)	6.03	6.03
Expected life-non-officer employees (years)	5.77	5.77

A summary of stock option activity for the nine-month period ended September 30, 2010 is as follows:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of period, January 1, 2010	2,664,000	$6.71		$
Options granted	731,100	$1.75
Options forfeited	(19,800)	$2.17
Options expired	(181,900)	$25.84
Options exercised	(20,650)	$1.26

Outstanding, end of period	3,172,750	$4.54	4.66	$1,600,037

Exercisable, end of period	1,872,238	$6.56	3.94	$457,539

Options vested and expected to vest, end of period	3,013,008	$4.70	4.59	$1,455,923

Unvested Shares Of Common Stock —
A summary of unvested shares of common stock activity for the nine-month period ended September 30, 2010 is as follows:

	2010	2009

Outstanding, beginning of period, January 1, 2010	393,250	91,000
Shares granted	308,000	325,000
Shares vested	(115,250)	(22,750)

Outstanding, end of period, September 30, 2010	586,000	393,250

Weighted average grant date fair value of shares vested during period	$1.41	$2.20
Weighted average grant date fair value of shares granted during period	$1.65	$1.22
Weighted average grant date fair value of unvested shares, end of period	$1.52	$1.39
Weighted average remaining years to vest	2.90	3.30
At September 30, 2010 total unrecognized estimated compensation cost related to non-vested common shares was $674,000, which is expected to be recognized over a weighted average period of 2.9 years. At September 30, 2010 total unrecognized estimated compensation cost related to stock options was $1,015,000 which is expected to be recognized over a weighted average period of 2.75 years.
8) BASIC AND DILUTED NET LOSS PER SHARE
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

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Weighted average common shares outstanding-basic	24,209,215	24,108,908	24,173,399	24,099,786
Stock options and unvested shares of common stock	449,629	—	—	—

Weighted average common shares outstanding-diluted	24,658,844	24,108,908	24,173,399	24,099,786

The following were not included in weighted average common shares outstanding because they are anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Stock options	2,934,000	3,590,000	3,173,000	3,590,000
Warrants	1,395,000	1,395,000	1,395,000	1,395,000
Unvested shares of common stock	375,000	393,000	586,000	393,000

Total	4,704,000	5,378,000	5,154,000	5,378,000

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

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES
PDT drug and device product revenues	$7,837,000	$6,700,000	$24,544,000	$19,836,000
Non-PDT product revenues	179,000	230,000	886,000	1,198,000

Total revenues	8,016,000	6,930,000	25,430,000	21,034,000

COSTS OF REVENUES
PDT drug and device cost of product revenues	1,305,000	1,226,000	4,348,000	4,227,000
Non-PDT cost of product revenues	323,000	369,000	880,000	747,000

Total costs of product revenues	1,628,000	1,595,000	5,228,000	4,974,000
GROSS MARGIN
PDT drug and device product revenues	6,532,000	5,474,000	20,196,000	15,609,000
Non-PDT product gross margin	(144,000)	(139,000)	6,000	451,000

Total gross margin	$6,388,000	$5,335,000	$20,202,000	$16,060,000

During the three and nine-month periods ended September 30, 2010 and 2009, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

United States	89%	94%	94%	95%
Canada	2%	2%	2%	2%
Korea	1%	3%	1%	2%
Latin America	8%	1%	3%	1%

Total	100%	100%	100%	100%

10) COMPREHENSIVE LOSS
For the three and nine-month periods ended September 30, 2010 and 2009, comprehensive loss consisted of the following:

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$33,000	$(415,000)	$(203,000)	$(2,875,000)
Change in net unrealized (losses) gains on marketable securities available-for-sale	(36,000)	(34,000)	(111,000)	(105,000)

COMPREHENSIVE LOSS	$(3,000)	$(449,000)	$(314,000)	$(2,980,000)

11) SIGNIFICANT PRODUCT AGREEMENTS
Stiefel Agreement
On September 30, 2010, the Company gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as the Company’s exclusive marketing and distribution partner for the Company’s product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000. For the three and nine-month periods ended September 30, 2010 the Stiefel termination resulted in the recognition of $513,000 of income from operations.
Daewoong Agreement
In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company (“Daewoong”), the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the Agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the nine-month periods ended September 30, 2010 and 2009, the Company’s shipments of Levulan® Kerastick® to Daewoong were $0. At September 30, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Daewoong were $536,000 and $704,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on end-user demand. Deferred revenues at September 30, 2010 and December 31, 2009 associated with milestone payments received from Daewoong were $1,284,000 and $1,438,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
Photocure Agreement
On May 30, 2006, the Company entered into a patent license agreement under which the Company granted Photocure ASA (“Photocure”), a non-exclusive license under the patents the Company licenses from PARTEQ for ALA esters. In addition, the Company granted a non-exclusive license to Photocure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent the Company owns now or in the future. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A. (Galderma), a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex, Inc. (“PhotoMedex”) for Galderma’s PDT application for the treatment of actinic keratoses, or AKs, under which Galderma is providing marketing support and distribution and PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States.
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

Third Amendment To Merger Agreement
In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge Pharmaceuticals, LLC, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $228,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
The Company has not accrued amounts for any other potential contingencies as of September 30, 2010.

Lease Arrangements
The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2012. Total rent expense under operating leases was approximately $290,000 and $293,000 for the nine-month periods ended September 30, 2010 and 2009, respectively. Future minimum payments under lease arrangements at September 30, 2010 are as follows:

Operating
Lease
Years Ending December 31,	Obligations
2010	$117,000
2011	464,000
2012	438,000
2013	—
Thereafter	—

Total	$1,019,000

Legal Matters
River’s Edge Litigation Settlement
On August 12, 2008, the Company entered into a worldwide non-exclusive patent License Agreement with respect to its patent covering Nicomide®, or License Agreement, with River’s Edge Pharmaceuticals, LLC (“River’s Edge”), and an amendment to its Settlement Agreement with River’s Edge regarding earlier patent litigation. The amendment to the Settlement Agreement, which was further amended in April 2009 as described in the following paragraph, had allowed River’s Edge to manufacture and market a prescription product that could be substitutable for Nicomide® pursuant to the terms of the License Agreement and changed certain payment obligations of River’s Edge for sales of its substitutable product. In consideration for granting the license, the Company was paid a share of the net revenues, as defined in the License Agreement, of River’s Edge’s licensed product sales under the License Agreement. Royalty revenues recorded pursuant to the License Agreement are recorded in Product Revenues in the accompanying Condensed Consolidated Statements of Operations.
In April 2009, the Company and River’s Edge entered into an Amendment to their License Agreement (the “License Amendment”). The License Amendment granted River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the Licensed Products worldwide. Under the License Amendment, DUSA is required to transfer all of its rights, title and interest in and to the DUSA’s patent, know-how and trademark relating to the Licensed Products (but not the copyright registration relating to product labeling) to River’s Edge upon the Company’s receipt of $5,000,000. Of the $5,000,000, River’s Edge was required to pay to the Company $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. River’s Edge has informed us that they have ceased selling the product and we do not expect to receive additional revenues from River’s Edge under the License Agreement without litigation. The validity of the Nicomide® patent was tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. On July 20, 2010, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the validity of patent claims which cover Nicomide® and we expect the process to conclude shortly.
Settlements, net — Winston Laboratories Arbitration Settlement
In October 2008, the Company was notified that Winston Laboratories, Inc. (“Winston”) had filed a demand for arbitration against the Company. The demand for arbitration arose out of the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement (together “the Agreement”), and claimed that the Company breached the Agreement. Winston claimed damages in excess of $2.0 million. The matter was settled on April 28, 2009 for cash consideration of $75,000, and a mutual release.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We merged with Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, in March 2006. Nicomide® was its key product, a vitamin-mineral product prescribed by dermatologists, but we no longer market Nicomide®. We do market ClindaReach® which we acquired from Sirius for the treatment of acne.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no material changes to our critical accounting policies in the nine months ended September 30, 2010.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 VERSUS SEPTEMBER 30, 2009
REVENUES — Total revenues for the three- and nine-month periods ended September 30, 2010 were $8,016,000 and $25,430,000, respectively, as compared to $6,930,000 and $21,034,000 in 2009, and were comprised of the following:

	Three months ended			Nine months ended
	September 30,			September 30,
			INCREASE/			INCREASE/
	2010	2009	(DECREASE)	2010	2009	(DECREASE)

PDT product revenues
Levulan® Kerastick® product revenues
United States	$6,663,000	$5,790,000	$873,000	$21,780,000	$17,096,000	$4,684,000
Canada	153,000	162,000	(9,000)	379,000	404,000	(25,000)
Korea	109,000	201,000	(92,000)	322,000	498,000	(176,000)
Latin America	602,000	78,000	524,000	778,000	226,000	552,000
Rest-of-world	15,000	13,000	2,000	57,000	35,000	22,000

Subtotal Levulan® Kerastick® product revenues	7,542,000	6,244,000	1,298,000	23,316,000	18,259,000	5,057,000

BLU-U® product revenues
United States	295,000	456,000	(161,000)	1,223,000	1,577,000	(354,000)
Canada	—	—	—	5,000	—	5,000

Subtotal BLU-U® product revenues	295,000	456,000	(161,000)	1,228,000	1,577,000	(349,000)

Total PDT product revenues	7,837,000	6,700,000	1,137,000	24,544,000	19,836,000	4,708,000

Total Non-PDT product revenues	179,000	230,000	(51,000)	886,000	1,198,000	(312,000)

Total product revenues	$8,016,000	$6,930,000	$1,086,000	$25,430,000	$21,034,000	$4,396,000

For the three- and nine-month periods ended September 30, 2010, total PDT product revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $7,837,000 and $24,544,000, respectively. This represents an increase of $1,137,000, or 17%, and $4,708,000, or 24%, over the comparable 2009 totals of $6,700,000 and $19,836,000, respectively. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States, as well as the acceleration of the recognition of deferred revenues of $555,000 related to the termination of our Latin American distribution agreement with Stiefel Laboratories.
For the three- and nine-month periods ended September 30, 2010, Kerastick® revenues were $7,542,000, and $23,316,000, respectively, representing a $1,298,000, or 21%, and $5,057,000, or 28%, increase over the comparable 2009 totals of $6,244,000, and $18,259,000, respectively. Kerastick® unit sales to end-users were 53,724 and 176,924, for the three- and nine-month periods ended September 30, 2010, respectively. Included in revenues for the nine months ended September 30, 2010, are 4,014 units sold in Canada and 3,228 sold in Korea. This represents an increase from 53,622 and 155,384 Levulan® Kerastick® units sold in the three and nine-month periods ended September 30, 2009, respectively. Included in revenues for the nine months ended September 30, 2009, are 4,500 units sold in Canada and 6,606 sold in Korea. Our overall average net selling price for the Kerastick® increased to $126.64 per unit for the first nine months of 2010 from $115.87 per unit for the first nine months of 2009. Our average net selling price for the Kerastick® in the United States increased to $129.71 per unit in 2010 from $121.66 per unit in 2009. The increase in 2010 Kerastick® revenue was driven by increased sales volumes in the United States, an increase in our overall average unit selling price, and the acceleration of the recognition of deferred revenues of $555,000 related to the termination of our Latin American distribution agreement with Stiefel Laboratories
For the three- and nine-month periods ended September 30, 2010, BLU-U® revenues were $295,000 and $1,228,000, respectively, representing a $161,000, or 35%, and $349,000, or 22%, decrease over the comparable 2009 totals of $456,000 and $1,577,000, respectively. The decrease in year-to-date 2010 BLU-U® revenues was the result of decreased overall sales volumes and a decrease in our average selling price. In the three- and nine-month periods ended September 30, 2010, there were 39 and 179 units sold, respectively, versus 59 and 198 units sold, respectively, in the comparable 2009 periods. All of the units sold in

2010 were sold in the United States, except for one that was sold in Canada. For the nine months ended September 30, 2009, all of the units were sold in the United States. For the first nine months of 2010, our average net selling price for the BLU-U® decreased to $6,679 from $7,591 in 2009. The average net selling price of the BLU-U® decreased, in part, due to lower pricing offered to customers in an effort to sell our existing inventory in advance of the introduction of an upgraded design unit, which became available in April. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before a purchase decision is required. At September 30, 2010, there were approximately 26 units in the field pursuant to this evaluation program, compared to 12 units in the field at December 31, 2009. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
Non-PDT product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT product revenues for the three- and nine-month periods ended September 30, 2010 were $179,000 and $886,000, respectively, compared to $230,000 and $1,198,000, respectively for the comparable 2009 periods. In 2010, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach® and royalties received from River’s Edge from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge will cease during the fourth quarter of 2010. In 2009, the substantial majority of Non-PDT product revenues were from Nicomide® related royalties, which included a $200,000 installment payment received from River’s Edge on the Nicomide® License Amendment. In light of the recent action by the United States Patent and Trademark Office issuing a Notice of Intent to Issue a Reexamination Certificate which affirms the validity of patent claims which cover Nicomide, we are evaluating our options relative to the Nicomide asset. We do not expect to derive significant revenues or cash flows, if at all, from this asset given its regulatory status. For more information on the Nicomide® License Amendment with River’s Edge, see Legal Matters Note 13 to the Notes to the Condensed Consolidated Financial Statements.
The increase in our total product revenues for the three and nine-month periods ended September 30, 2010 compared with the comparable periods in 2009 results primarily from increased Kerastick® revenues in the United States and the acceleration of the recognition of deferred revenues related to the termination of our Latin American distribution agreement with Stiefel, partially offset by decreases in Kerastick® revenues in other international locations, BLU-U® revenues and other revenues. We must continue to increase sales from these levels in order for us to become profitable on a continuing basis. We cannot provide any assurance that we will be able to increase sales sufficiently to achieve profitability, and we cannot provide assurance that an increase in sales will necessarily cause us to be profitable on a continuing basis. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this PDT product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex, Inc., or PhotoMedex, for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Also, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs, which could impact our market share. Although we expect growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. Softness in the international markets could be expected until the economy recovers. We expect our Non-PDT product revenues for the full year 2010 to be reduced from full year 2009 levels since we do not expect to collect any more payments under the License Agreement with River’s Edge without litigation, and the AVAR® royalty period ends during the fourth quarter of 2010. Also see the section entitled “Risk Factors — Any Failure to Comply with Government Regulations in the United States and Elsewhere Will Limit Our Ability to Market Our Products And Become Profitable.”

COST OF PRODUCT REVENUES — Cost of product revenues for the three- and nine-month periods ended September 30, 2010 were $1,628,000 and $5,228,000 as compared to $1,595,000 and $4,974,000 in the comparable periods in 2009. A summary of the components of cost of product revenues and royalties is provided below:

	THREE MONTHS ENDED SEPTEMBER 30,
			INCREASE/
	2010	2009	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$623,000	$583,000	$40,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	90,000	50,000	40,000
Royalty and supply fees (1)	275,000	238,000	37,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$988,000	$871,000	$117,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$151,000	$212,000	$(61,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship and install the BLU-U® in physicians offices	166,000	143,000	23,000

Subtotal BLU-U® cost of product revenues	$317,000	$355,000	$(38,000)

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$1,305,000	$1,226,000	$79,000

Non-PDT drug cost of product revenues and royalties	$323,000	$369,000	$(46,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,628,000	$1,595,000	$33,000

	NINE MONTHS ENDED SEPTEMBER 30,
			INCREASE/
	2010	2009	(DECREASE)

Levulan® Kerastick® cost of product revenues and royalties
Direct Levulan® Kerastick® product costs	$1,953,000	$1,686,000	$267,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	222,000	498,000	(276,000)
Royalty and supply fees (1)	891,000	726,000	165,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$3,066,000	$2,910,000	$156,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$663,000	$712,000	$(49,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship and install the BLU-U® in physicians offices	619,000	605,000	14,000

Subtotal BLU-U® cost of product revenues	$1,282,000	$1,317,000	$(35,000)

TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	$4,348,000	$4,227,000	$121,000

Non-PDT drug cost of product revenues and royalties	$880,000	$747,000	$133,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$5,228,000	$4,974,000	$254,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, and ongoing royalties paid to Draxis Health, Inc., on sales of the Levulan® Kerastick® in Canada.
MARGINS — Total product margins for the three- and nine-month periods ended September 30, 2010 were $6,388,000 and $20,202,000, respectively, as compared to $5,335,000 and $16,060,000 for the comparable 2009 periods, as shown below:

	THREE MONTHS ENDED SEPTEMBER 30,
					INCREASE/
	2010		2009		(DECREASE)

Levulan® Kerastick® gross margin	$6,554,000	87%	$5,373,000	86%	$1,181,000

BLU-U® gross margin	(22,000)	(7)%	101,000	22%	(123,000)

Total PDT drug & device gross margin	$6,532,000	83%	$5,474,000	82%	$1,058,000

Total Non-PDT drug gross margin	(144,000)	(81)%	(139,000)	(60)%	$(5,000)

TOTAL GROSS MARGIN	$6,388,000	80%	$5,335,000	77%	$1,053,000

	NINE MONTHS ENDED SEPTEMBER 30,
					INCREASE/
	2010		2009		(DECREASE)

Levulan® Kerastick® gross margin	$20,250,000	87%	$15,349,000	84%	$4,901,000

BLU-U® gross margin	(54,000)	(4)%	260,000	16%	(314,000)

Total PDT drug & device gross margin	$20,196,000	82%	$15,609,000	79%	$4,587,000

Total Non-PDT drug gross margin	6,000	1%	451,000	38%	$(445,000)

TOTAL GROSS MARGIN	$20,202,000	79%	$16,060,000	76%	$4,142,000

Kerastick® gross margins for the three and nine-month periods ended September 30, 2010 were 87% versus 86% and 84%, respectively, for the comparable periods in 2009. The margin improvement on a year-to-date basis is attributable to increased U.S. sales volumes, an increase in our overall average selling price and the acceleration of deferred revenues related to the termination of our Latin American distribution agreement with Stiefel Laboratories. The Stiefel termination resulted in the recognition of $513,000 of gross margin. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we could achieve improved gross margins on our Kerastick® from further volume growth and price increases in the U.S.
BLU-U® margins for the three and nine-month periods ended September 30, 2010 were (7)% and (4)%, respectively, versus 22% and 16% for the comparable 2009 periods. The decrease in gross margin is a result of decreased sales volumes and a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to drive Kerastick® sales volumes and accordingly, we may sell BLU-U’s at low profit margins.
Non-PDT drug gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT drug gross margins for the three and nine-month periods ended September 30, 2010 were (81)% and 1%, respectively, compared to (60)% and 38%, respectively, in the comparable prior year periods. Non-PDT cost of goods sold for 2010 includes a charge of $48,000, net of insurance recoveries of $273,000, related to a shipment of ClindaReach® that was lost while in-transit to us.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs for the three and nine-month periods ended September 30, 2010 were $1,284,000 and $3,644,000 as compared to $963,000 and $3,225,000 in the comparable 2009 periods. The increase in 2010 compared to 2009 was due primarily to increased spending on development projects and investigator studies. During the third quarter of 2010, we announced that we would be closing out our solid organ transplant recipient, or SOTR, clinical trial program in response to the FDA’s denial of our application for Orphan Drug Designation for the use of Levulan® PDT for the prevention of squamous cell carcinomas, or SCC, in patients who have a proven history of multiple localized cutaneous SCCs, such as SOTRs. Even with the elimination of the SOTR study, we expect that our overall research and development costs for 2010 will be increased from 2009 levels.

MARKETING AND SALES COSTS — Marketing and sales costs for the three and nine-month periods ended September 30, 2010 were $2,793,000 and $9,545,000, respectively, as compared to $3,013,000 and $9,461,000 for the comparable 2009 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,260,000 and $7,044,000 for the three and nine-month periods ended September 30, 2010, compared to $2,206,000 and $6,762,000 in the comparable periods in 2009. The increase in spending in the first nine months of 2010 is due to additional marketing and sales headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $533,000 and $2,501,000 for the three and nine-month periods ended September 30, 2010, compared to $807,000 and $2,699,000 for the comparable 2009 periods. The decrease in this category is due primarily to a decrease in tradeshow and other promotional activities. We expect marketing and sales costs for the full year 2010 to increase over 2009 levels, but to decrease as a percentage of revenues.
GENERAL AND ADMINISTRATIVE COSTS — General and administrative costs for the three and nine-month periods ended September 30, 2010 were $2,209,000 and $6,919,000, respectively, as compared to $1,878,000 and $6,360,000 for the comparable 2009 periods. The increase on a year-to-date basis is attributable to an increase in compensation related expense, primarily from a non-cash charge resulting from the modification of stock options for former members of the board of directors, as well as an increase in professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2010, we expect general and administrative costs to increase compared with 2009, but to decrease as a percentage of revenues.
SETTLEMENTS, NET — During the second quarter of 2009 we settled the arbitration initiated by Winston Laboratories, Inc., or Winston, for a payment of $75,000, and a mutual release and other customary terms. The arbitration which began in October 2008, alleged that we breached the 2006 Micanol License Agreement and subsequent 2006 Micanol Transition License Agreement.
OTHER INCOME, NET — Other income for the three and nine-month periods ended September 30, 2010, decreased to $61,000 and $189,000, respectively, from $80,000 and $224,000 during the comparable 2009 periods. This decrease reflects a general decrease in interest rates over that timeframe.
(LOSS) GAIN ON CHANGE IN FAIR VALUE OF WARRANTS — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The non- cash (loss) gain during the three and nine-month periods ended September 30, 2010 were $(131,000) and $(487,000), respectively, from $24,000 and $(38,000) during the comparable 2009 periods. The non-cash (losses) gains on the warrants were due primarily to changes in our stock price.
NET INCOME (LOSS) — For the three and nine-month periods ended September 30, 2010, our net income (loss) was $33,000, or $0.00 per share, for both basic and diluted earnings per share, and $(203,000), or $(0.01) per share, respectively, as compared to $(415,000), or $(0.02) per share, and $(2,875,000), or $(0.12) per share for the comparable 2009 periods. The increase in our net income or decrease in our net loss is attributable to the reasons discussed above.
On September 30, 2010, we gave notice to Stiefel Laboratories, Inc. terminating our Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as our exclusive marketing and distribution partner for our product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000. For the three and nine-month periods ended September 30, 2010 the Stiefel termination resulted in the recognition of $513,000 of income from operations.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2010, we had approximately $16,981,000 of total liquid assets, comprised of $6,184,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,797,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of September 30, 2010, our marketable securities had a weighted average yield to maturity of 1.46% and maturity dates ranging from January 2011 to December 2013. Our net cash provided by operations for the nine-month period ended September 30, 2010 was $574,000 versus net cash used in operations of $(3,528,000) in the comparable prior year period. The year-over-year increase in cash from operations is primarily attributable to a decrease in our net loss, an increase in the non-cash charge related to the valuation of our warrants, and year-over-year improvements in changes to working capital. As of September 30, 2010 working capital (total current assets minus total current liabilities) was $18,329,000, as compared to $17,780,000 as of December 31, 2009. Total current assets decreased by $392,000 during the nine-month period ended September 30, 2010, due primarily to decreases in cash and cash equivalents, accounts receivable and prepaid and other current asset balances, partially offset by increases in marketable securities and inventory. Total current liabilities decreased by $941,000 during the same period due primarily to a decreases in accrued compensation, other accrued expenses and the current portion of deferred revenues, partially offset by an increase in accounts payable. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
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
We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2009 and 2010, we have focused primarily on selling our current products, which includes the Levulan® Kerastick® and the BLU-U®, as well as our Non-PDT products.
If we are unable to achieve profitability or maintain cash flow from operations, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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
Contractual Obligations and Other Commercial Commitments
L. Perrigo Company
On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement, which covers our ClindaReach product, was assigned to us as part of the Sirius merger, and has been assigned by Perrigo to its affiliate, Perrigo Pharmaceuticals Company. The parties are negotiating an extension of the initial term of the agreement through December 31, 2011, subject to certain rights to early termination and expect that it will be signed shortly. Perrigo is entitled to royalties on net sales of the product, including certain minimum royalties. For calendar year 2011, we expect the minimum annual royalty to remain at $250,000, subject to pro ration in the event that the agreement is terminated early.
Merger With Sirius Laboratories, Inc.
In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, $(1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. With the launch of ClindaReach®, one of the new Sirius products, we were obligated to make a cash payment of $500,000 to the former shareholders of Sirius. Also, as a consequence of the decision not to launch the product under development with another third party and pursuant to the terms of the merger agreement with Sirius, we paid $250,000 on a pro rata basis to the former Sirius shareholders. Similarly, with our decision in early 2008 not to develop a third product from a list of product candidates acquired as part of the merger, another $250,000 was paid on a pro rata basis to the former Sirius shareholders. The payments for ClindaReach® and the other two product decisions satisfy our obligations for the $1,500,000 portion of the purchase price mentioned above. In the third quarter of 2008, the first of the pre-determined total cumulative sales milestones for Sirius products was achieved, and accordingly, we made a cash payment of $1,500,000 to the former Sirius shareholders in consideration of the milestone achievement.
Pursuant to the agreements we entered into in April 2009, including a third amendment to the merger agreement, an amendment to a license agreement with River’s Edge and a release, we agreed to extend the milestone termination date from 50 months from the date of the closing of the merger until December 31, 2011 and to include in the definition of net sales in the merger agreement payments which we may receive from the divestiture of Sirius products. This amendment to the merger agreement also removes our obligation to market the Sirius products according to certain previously required standards and allows us to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $228,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010.
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
For the years ended December 31, 2009, 2008 and 2007, actual royalties based on product sales were approximately $1,019,000, $873,000, and $620,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $97,000 as of September 30, 2010).
National Biological Corporation Amended And Restated Purchase And Supply Agreement
On June 29, 2009, we extended the term of the 2004 Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, one of the manufacturers of our BLU-U® light source, until September 30, 2011. We have an option to further extend the term for an additional two years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
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

Research Agreements
We have entered into various agreements for research projects and clinical studies. As of September 30, 2010, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $635,000. Included in this future payment is a master service agreement, effective September 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on September 15, 2010 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at September 30, 2010:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5

Operating lease obligations	$1,019,000	$464,000	$555,000	$—	$—
Purchase obligations (1, 2)	2,008,000	1,752,000	256,000	—	—
Minimum royalty obligations (3)	541,000	347,000	194,000	—	—

Total obligations	$3,568,000	$2,563,000	$1,005,000	$—	$—

1)	Research and development projects include various commitments including obligations for our study on the treatment of actinic keratoses and reduction of non-melanoma skin cancers in immunosuppressed solid organ transplant recipients, or SOTR, who have demonstrated that they are at risk of developing multiple squamous cell carcinomas.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under these operating leases was approximately $290,000 and $293,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.
INFLATION
Although inflation rates have been comparatively low in recent years, inflation is expected to apply upward pressure on our operating costs. We have included an inflation factor in our cost estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist of United States government securities and high grade corporate bonds. All investments are carried at market value, which approximates cost. In response to the instability in the global financial markets, we have regularly reviewed our marketable securities holdings, and have reduced or avoided investing in securities deemed to have increased credit risk.
As of September 30, 2010, the weighted average rate of return on our investments was 1.46%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2010, the fair value of the portfolio would decline by $124,000. Declines in interest rates could, over time, reduce our interest income.
Derivative Financial Instruments
The warrants that we issued on October 29, 2007 in connection with the private placement of our common stock were determined to be derivative financial instruments and accounted for as a liability. These warrants are revalued on a quarterly basis with the change in value reflected in our earnings. We value these warrants using various assumptions, including our stock price as of the end of each reporting period, the historical volatility of our stock price, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Changes in our stock price or in interest rates would result in a change in the value of the warrants.
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
ITEM 4. CONTROLS AND PROCEDURES.
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to beliefs regarding the ability for suppliers to meet our future requirements or provide us with favorable terms, expectations regarding contract negotiations with Perrigo, beliefs regarding potential reduction of headcount, beliefs regarding an interruption in the supply of products or parts or any significant price increase by sole source suppliers, expectations regarding the enrollment of patients into and timing of results of clinical trials, beliefs regarding sales on non-reimbursed procedures and softness in the international markets, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, beliefs regarding the status of clinical programs and beliefs regarding potential efficacy, expectations regarding collection of payments from the License Agreement with River’s Edge, beliefs regarding the transfer to a new laboratory for analytical testing of our Levulan® Kerastick® product and potential impact on revenues, beliefs concerning achievement of higher margins on Kerastick sales and BLU-U® sales at low margins, beliefs regarding the impact on our market share of the promotion of Metvixia, expectations to reduce spending if we are unable to achieve profitability, expectations regarding the confidentiality of our proprietary information, expectations to raise funds through financing transactions and whether such financing will be available or at reasonable terms, beliefs regarding regulatory and environmental compliance and impact of failures in compliance, beliefs concerning patent disputes, expectations regarding the reexamination process of our patents, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to defend and enforce our patents, the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products, our beliefs regarding the size of the market for our products and our product candidate, expected use and sufficiency of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment or supply terms, expectations regarding outstanding options and warrants and our dividend policy, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our capital resource needs, the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding the entry into the market and impact of generic products on revenues, f inancial condition, results of operations and profitability, beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, expectations regarding additional milestone payments with respect to the Sirius merger, beliefs regarding the use of our products and technologies by third parties, beliefs regarding our compliance with applicable laws, rules and regulations, beliefs regarding available reimbursement for our products, beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, beliefs regarding the valuation of warrants, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding market share and market penetration, beliefs regarding obtaining and sustaining profitability, expectations regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility, beliefs regarding our SOTR research and development program, beliefs regarding Nasdaq listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding unknown problems with the product, a manufacturer or its facility in the future, beliefs regarding financial position, results of operations and cash flows if needed capital is not raised, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding our expectation and ability to obtain funds through other public or private financings, including equity financing, and/or through collaborative arrangements and its effect on our existing shareholders, beliefs regarding the impact that any manufacturing or supply problems could have on our sales and on our financial condition, beliefs regarding the scope of our patents, beliefs regarding competition from other ALA products, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, expectations regarding the manufacture of our products, beliefs regarding collaborations with outside scientists, expectations regarding revenues from Nicomide®, and expectations regarding royalty payments.
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
ITEM 1A. RISK FACTORS.
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
If We Do Not Become Profitable, We May Need More Capital.
We have approximately $16,981,000 in cash, cash equivalents and marketable securities as of September 30, 2010. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. If we are unable to become profitable on an ongoing basis in the near term, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Become Profitable Could Be Delayed.
On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia® ) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, and on January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have; which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to be profitable on an ongoing basis. In addition, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. This product could negatively impact the market penetration of our PDT products.
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
If we do not generate sufficient revenues from our approved products, we may be forced to delay or abandon our development program for programs we may wish to initiate. The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition and results of operations. Without sufficient product sales, we would need alternative sources of funding. There is no guarantee that adequate funding sources could be found to continue the development of our technology.
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

We Have Had Significant Losses And May Have Losses In The Future.
We have had a history of operating losses. We may continue to incur losses on an annual basis unless sales of our products increase from present levels. We incurred net losses of $2,508,000, $6,250,000 and $14,714,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and a loss of $203,000 for the nine-month period ended September 30, 2010. As of September 30, 2010, our accumulated deficit was approximately $145,000,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators may exceed revenues in the future, which may result in future losses from operations. We cannot predict whether any of our products will achieve significant enough market acceptance or generate sufficient revenues to enable us to become profitable on an annual basis, and to sustain profitability if it is achieved.
Our Ability To Use Net Operating Loss Carryforwards and Tax Credit Carryforwards To Offset Future Taxable Income May Be Further Limited As A Result Of Past Or Future Transactions Involving Our Common Stock.
Under Internal Revenue Code, or IRC, Section 382 the amount of our net operating loss carryforwards and other tax attributes that we may utilize to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our common stock. In general, under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. An ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years. Based on an IRC Section 382 study completed in early 2010, we have determined that an ownership change occurred in 2007, and as a result, approximately $48.6 million of our net operating loss carryforwards are expected to be available to us. Our net operating loss carryforwards are subject to an annual limitation of approximately $3.0 million for the first five years following the ownership change and $2.2 million annually thereafter through December 31, 2027. We further believe that it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits.
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

The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. With the newly allowed claims which issued on May 25, 2010, we have claims that cover our AK product until 2019. The reexamination by the USPTO of one of the patents we license from PARTEQ, the licensor of our ALA patents, that cover our approved product until 2013, has successfully concluded with affirmation of our original claims and the addition of eight new claims.
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
Photocure ASA received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share.
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
Litigation Is Expensive And We May Not Be Able To Afford The Costs.
The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial even if resolved in our favor. Some of our competitors have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, in a lawsuit against a third party for infringement of our patents in the United States, that third party may challenge the validity of our patent(s). We cannot guarantee that a third party will not claim, with or without merit, that our patents are not valid or that we have infringed their patent(s) or misappropriated their proprietary material. We could get drawn into or decide to join, litigation as the holder of the patent. Defending these types of legal actions involve considerable expense and could negatively affect our financial results.
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
If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, Latin America and parts of Asia, where we have distributors. We terminated our agreement with Stiefel, our former distributor in Latin America, on September 30, 2010. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, and other products will be adversely affected, which would adversely affect our results of operations and financial condition.
The Commercial Success Of Any Product That We May Develop Will Depend Upon The Degree Of Market Acceptance Of Our Products Among Physicians, Patients, Health Care Payors, Private Health Insurers And The Medical Community.
Our ability to commercialize any product that we may develop will be highly dependent upon the extent to which the product gains market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If a product does not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our currently marketed products will depend on a number of factors, including:
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
Our Potential Products Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.
Except for Levulan® PDT for AKs, the BLU-U® for acne, the ClindaReach® pledget and other products we acquired in our merger with Sirius, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:
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
We Must Receive Separate Approval For Any Drug Or Medical Device Products Before We Can Sell Them Commercially In The United States Or Abroad.
Any potential Levulan® product will require the approval of the FDA before it can be marketed in the United States. Before an application to the FDA seeking approval to market a new drug, called an NDA, can be filed, a product must undergo, among other things, extensive animal testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To our knowledge, the FDA has approved only four drugs for use in photodynamic therapy, including Levulan® . This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.
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

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 89 employees, including 2 part-time employees, as of September 30, 2010. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia® ) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product, which is directly competitive with our Levulan® Kerastick® product, is commercially available and its price is comparable to the price of Levulan®. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. On January 11, 2010, Galderma announced a co-promotion agreement with PhotoMedex for Metvixia under which Galderma is providing marketing support and distribution. PhotoMedex’ sales force is promoting Metvixia and Galderma’s Aktilite lamp to healthcare professionals throughout the United States. While we are entitled to royalties on net sales of Metvixia, Galderma and PhotoMedex together have considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share.
Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.
We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: Galderma/PhotoMedex, medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera, PhotoTherapeutics, Inc. (U.K.), and Photocure ASA (Norway). We also anticipate that we will face increased competition as the scientific development of PDT advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan® . These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); and Pharmacyclics, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne market.
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
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2008 to September 30, 2010, the price of our stock has ranged from a low of $0.87 to a high of $2.75. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.
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
Future Sales Of Securities May Cause Our Stock Price To Decline.
As of September 30, 2010, there were outstanding options and warrants to purchase 4,568,000 shares of common stock, with exercise prices ranging from $1.08 to $27.31 per share for options, and exercise prices ranging from $2.85 to $6.00 per share for warrants. In addition, there were 586,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
On November 5, 2010, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter ended September 30, 2010. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2009, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert F. Doman
President and Chief Executive Officer (principal executive officer)

Dated November 5, 2010

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated November 5, 2010

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2009, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 5, 2010.