Form 10-K
period 2010-12-31
DUSA PHARMACEUTICALS INC
filed 2011-03-03
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 2, 2011, the Registrant had 24,239,365 shares of Common Stock, no par value, outstanding.

Based on the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 30, 2010 ($2.15) (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,731,962.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part III

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this report.
Items 10, 11, 12, 13 and 14

Exhibit Index

EX-21.A:	SUBSIDIARIES OF THE REGISTRANT
EX-23.A:	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.A:	CERTIFICATION
EX-31.B:	CERTIFICATION
EX-32.A:	CERTIFICATION
EX-32.B:	CERTIFICATION
EX-99.1:	PRESS RELEASE

PART I

This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. and subsidiaries (referred to as “DUSA,” “we,” and “us”) contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA’s industry, management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 17 through 29, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We manufacture our Levulan® Kerastick® in our Wilmington, MA facility. We are also responsible for the regulatory, sales, marketing, customer service and other related activities for all of our products, including our Levulan® Kerastick®. We began marketing Levulan® PDT under an exclusive worldwide license of patents many of which have expired, and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks which we own. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

We achieved net income for 2010 of $2,703,000; however, as of December 31, 2010, we had an accumulated deficit of approximately $141,657,000.

We were incorporated on February 21, 1991, under the laws of the State of New Jersey. Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company” and “DUSA” refer to DUSA Pharmaceuticals, Inc., a New Jersey corporation. Our principal executive office is located at 25 Upton Drive, Wilmington, Massachusetts 01887 (telephone: (978) 657-7500) (web address: www.dusapharma.com). On February 29, 1994, we formed DUSA Pharmaceuticals New York, Inc., a wholly owned subsidiary, to coordinate our research and development efforts. DUSA Acquisition Corp., now known as Sirius Laboratories, Inc., also a wholly-owned subsidiary of DUSA, was formed on January 26, 2006, in connection with our merger with Sirius Laboratories, Inc., an Illinois corporation. We have financed our operations to date, primarily from sales of our products, sales of securities in public offerings, private and offshore transactions that are exempt from registration under the Securities Act of 1933, as amended, or the Act, including private placements under Regulation D of the Act, and from payments received from marketing collaborators. See the sections entitled “Management’s Discussion and Analysis of Financial Condition — Overview; — Results of Operations; and — Liquidity and Capital Resources.”

We plan to hold the next annual meeting of shareholders at 11:00 a.m. on June 8, 2011 at our offices in Wilmington, Massachusetts.

Business Strategy

The key elements of our strategy include the following:

•	Expand the Marketing and Sales of Our Products. Continue to drive PDT growth domestically through a focused effort to increase sales of our PDT products to both new and existing medical dermatology customers, and internationally through continued support of our distributors.

•	Conduct Selected Research Programs. In 2011 we intend to initiate a Phase 2 DUSA-sponsored clinical trial to support the addition to our label of a broad area application, short drug incubation (BASDI) method of using Levulan® PDT. The purpose of the study will be to investigate the optimal incubation time that Levulan® remains on the skin prior to use of our BLU-U®, which if successful, could then be used in a subsequent Phase 3 study. The study objectives would be to determine and compare the safety and efficacy of the BASDI method of using Levulan® PDT as compared to vehicle PDT, and to evaluate the effect of incubation times (1, 2 or 3 hours) on the treatment of multiple actinic keratoses (AKs) and photodamage of the face or scalp. We are finalizing a clinical protocol and are targeting the second quarter of 2011 for initiation of the study.

•	Enter into Strategic Alliances. If we determine that the development program for a given indication on our PDT technology may be beyond our own resources or may be advanced to market more rapidly by collaborating with a corporate partner, we may seek opportunities to license, market or co-promote our product opportunities. We also actively seek and explore potential opportunities to in-license or acquire products or technologies that are synergistic with our sales and marketing capabilities.

•	Improve Third-party Reimbursement for Our Products. We plan to continue to support activities to improve and/or pursue third-party reimbursement for our products.

•	Use the Results of Independent Researchers to Identify New Applications. We continue to support research by independent investigators so that we have the benefit of the resulting anecdotal human data for use in evaluating potential Levulan® clinical indications for corporate development.

PDT Overview

In general, photodynamic therapy, or PDT, is a two-step process:

•	The first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to collect in specific cells.

•	The second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

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

Our BLU-U® Light Source

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

Our proprietary BLU-U® is a continuous-wave (non-pulsed) fluorescent light source that can treat the entire face or scalp at one time. The light source is reasonably sized and can be moved from treatment room to treatment room if necessary. It can be used in a physician’s office, requires only a moderate amount of floor space, and plugs into a standard electrical outlet. The BLU-U® also incorporates a proprietary regulator that controls the optical power of the light source to within specified limits. It has a simple control panel consisting of an on-off key switch and digital timer which turns off the light automatically at the end of the treatment. The BLU-U® is also compliant with CE marking requirements.

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

Our Products

The following table outlines the development status of our key products and planned product candidate. Our research and development expenses for the last three years were $4,930,000 in 2010, $4,313,000 in 2009 and $6,643,000 in 2008.

Indication/Product	Regulatory Status

Levulan® Kerastick® and BLU-U® for PDT of AKs	Approved
BLU-U® Treatment of Moderate Inflammatory Acne Vulgaris and general dermatological conditions Without Levulan®	Market Clearance(1)
ClindaReach®	ANDA(2)
Broad area application, short drug incubation (BASDI) clinical trial	Clinical Trial(3)

(1)	In September 2003, the FDA provided market clearance.

(2)	ANDA owned by L. Perrigo Company.

(3)	A clinical protocol is being finalized. We plan to initiate a Phase 2 clinical trial in the second quarter of 2011.

Dermatology Indications

Actinic Keratoses.

AKs are superficial precancerous skin lesions usually appearing in sun-exposed areas as rough, scaly patches of skin with some underlying redness. The traditional methods of treating AKs are cryotherapy, or the deep freezing of skin, using liquid nitrogen; topical prescription products such as 5-fluorouracil cream, or 5-FU, diclofenac sodium and imiquimod; and surgery, for especially thick or suspicious lesions. Although any of these methods can be effective, each has limitations and can result in significant side effects. Cryotherapy is non-selective, can be painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving temporary or permanent white spots. In addition, because there is no standardized treatment protocol, results are not uniform. 5-FU can be highly irritating and requires twice-a-day application by the patient for approximately 2 to 4 weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment, an additional 1 to 2 weeks of healing is required. Surgery is generally most useful for one or a few individual lesions, but not large numbers of lesions, and leaves permanent scars. Imiquimod or diclofenac require extended applications of cream, lasting up to 3 or 4 months, during which the skin is often very red and inflamed. Our approved treatment method involves applying Levulan® 20% topical solution using the Kerastick® to individual AK lesions, followed 14 to 18 hours later with exposure to our BLU-U® for approximately 17 minutes. In our Phase 3 trials, using this overnight drug application, our treatment produced varying degrees of pain during light treatment, but the therapy was generally well tolerated. The resulting redness and/or inflammation generally resolved within days without any change in pigmentation.

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

Over-the-counter treatments are not effective for many patients and can result in side effects including drying, flaking and redness of the skin. Prescription antibiotics lead to improvement in many cases, but

1 Accutane® is a registered trademark of Hoffmann-La Roche, Inc.

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

Other Potential Levulan® Indications.

We believe that there may be numerous other potential uses for Levulan® PDT in dermatology, and we intend to continue to support research in several of these areas, with corporate-sponsored trials, pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of the additional potential uses for Levulan® in dermatology may include treatment of skin conditions such as psoriasis, onychomycosis, warts, molluscum contagiosum, oily skin, acne rosacea, cystic acne, inflamed or infected sweat glands (hidradenitis suppurativa), and cancers, such as squamous cell carcinomas, cutaneous T-cell lymphomas and AKs on the extremities. Of these potential indications, we are supporting investigator-sponsored studies for hidradenitis suppurativa, acne vulgaris, non-melanoma skin cancer, warts, and inflammatory acne. There are other potential indications outside of dermatology that we might pursue with sufficient resources, including, but not limited to, treatment of brain cancer.

Supply Partners

National Biological Corporation.

On June 21, 2004, we signed an amended and restated purchase and supply agreement with National Biological Corporation, or NBC, the principal manufacturer of our BLU-U® brand light source. This agreement permits us to order on a purchase order basis without minimums, and includes other modifications of the original agreement providing both parties greater flexibility related to the development and manufacture of light sources and the associated technology within the field of PDT. On June 29, 2009, we extended the term of this agreement until June 30, 2011, and on December 7, 2010, we further extended the term of this agreement until December 31, 2011. We have an option to further extend the term for an additional two (2) years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.

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

L. Perrigo Company.

On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement, which covers our ClindaReach® product, was assigned to us as part of the Sirius merger, and has been assigned by Perrigo to its affiliate, Perrigo Pharmaceuticals Company. During the fourth quarter of 2010, the parties executed an amendment to the agreement, which extends the initial term of the agreement through December 31, 2011, subject to certain rights to early termination. Perrigo’s affiliate is entitled to royalties on net sales of the product, including certain minimum royalties. For calendar year 2011, the minimum annual royalty is $250,000, subject to pro ration in the event that the agreement is terminated early.

Licenses

PARTEQ.

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

When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. The patents covering our AK product do not start to expire until 2013. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $100,000 as of December 31, 2010) in order to retain the license. For 2010, royalties exceeded this minimum. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

Together with PARTEQ and Draxis Health, Inc., our former parent, we entered into an agreement, known as the ALA Assignment Agreement, effective October 7, 1991. According to the terms of this agreement, we assigned to Draxis our rights and obligations under the PARTEQ license agreement to the extent they relate to Canada. On February 24, 2004, we reacquired these rights and agreed to pay an upfront fee and a 10% royalty on sales of the Levulan® Kerastick® in Canada over a five-year term following the first commercial sale in Canada, which ended in the second quarter of 2010. Draxis also agreed to assign to us the Canadian regulatory approvals for the Levulan® Kerastick® with PDT for AKs. We also hold Canadian regulatory approval for the BLU-U®. In 2004, we appointed a Canadian distributor who launched our Levulan® Kerastick® and BLU-U® in Canada. See the section entitled “Distribution.”

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

PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick®. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia is commercially available in the U.S., however, to our knowledge product revenues have not been significant to date.

River’s Edge.

In April 2009, we and River’s Edge entered into an Amendment to our License Agreement, or License Amendment regarding Nicomide®, a product we acquired in the Sirius merger. The License Amendment grants River’s Edge an exclusive license to U.S. Patent, No. 6,979,468, and a license to use all know-how and the trademark associated with the licensed products worldwide. Under the License Amendment, we were required to transfer all of our rights, title and interest in and to DUSA’s patent, know-how and trademark relating to the licensed products (but not the copyright registration relating to product labeling) to River’s Edge upon our receipt of $5,000,000. Of the $5,000,000, River’s Edge was required to make payment to us of $2,600,000, in thirteen monthly installments of $200,000, subject to reduction under certain conditions, and pay additional consideration of $2,400,000 payable over time based on a share of River’s Edge’s net revenues as defined in the License Amendment. We received the first $200,000 installment payment under the License Amendment during the second quarter of 2009, but have not received any further payments. River’s Edge has informed us that they have ceased selling the product and we deem the license agreement terminated with all rights having reverted to us. The validity of the Nicomide® patent was tested again as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. During the fourth quarter of 2010, the USPTO issued an ex parte reexamination certificate, which confirmed the patentability of narrowed claims, which we believe strengthens those claims.

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

The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. With the newly allowed claims which issued on May 25, 2010, we now have additional claims that relate to our AK product, and these will not expire until 2019. The patents covering our AK product do not start to expire until 2013. The reexamination by the USPTO of one of the patents we license from PARTEQ, the licensor of our ALA patents, that covers our approved product until 2013, has successfully concluded with the confirmation of the validity of all of the patent’s original claims and the addition of eight new claims.

Under the license agreement with PARTEQ, we hold an exclusive worldwide license to certain patent rights in the United States and a limited number of foreign countries. See the section entitled “Business — Licenses.” The United States patents and patent applications licensed from PARTEQ relating to ALA are method of treatment patents. Method of treatment patents limit direct infringement to users of the methods of treatment covered by the patents. We have patents and/or pending patent applications in the United States and in a number of foreign countries covering unique physical forms of ALA, compositions containing ALA, as well as ALA applicators, light sources for use with ALA, including our BLU-U® brand light device, and other technology. We cannot guarantee that any pending patent applications will mature into issued patents.

We also own patents covering Nicomide®, and have patent applications pending that will cover other products, if those applications issue as patents, including an application on the design of the applicator wand for ClindaReach® pledgets. The Nicomide® patent expires in 2025. The validity of the Nicomide® patent was tested as a request for ex parte reexamination of this patent was filed by an unknown third party with the U.S. Patent and Trademark Office, or USPTO, on August 19, 2009. During the fourth quarter of 2010, the USPTO issued an ex parte reexamination certificate, which confirmed the patentability of narrowed claims, which we believe strengthens those claims.

We have limited patent protection outside the United States, which may make it easier for third parties to compete there. Our basic ALA method of treatment patents and applications have counterparts in only four foreign countries and under the European Patent Convention. See the section entitled “Risk Factors — Risks Related to DUSA.”

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

Even in the absence of composition of matter patent protection for ALA, we may receive financial benefits from: (i) patents relating to the use of such products (like PARTEQ’s patents); (ii) patents relating to special compositions and formulations (like the Nicomide® patent); (iii) limited marketing exclusivity that may be available under the Hatch-Waxman Act and any counterpart protection available in foreign countries and (iv) patent term extension under the Hatch-Waxman Act. See the section entitled “Business — Government Regulation.” Effective patent protection also depends on many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of the new drug provisions of the Food, Drug and Cosmetic Act, or similar laws and regulations in other countries.

We seek registration of trademarks in the United States, and other countries where we may market our products. To date, we have been issued more than 135 trademark registrations, including trademarks for DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap®, and other applications are pending.

Manufacturing

We manufacture our Levulan® Kerastick® at our Wilmington, Massachusetts facility and we maintain a reasonable level of Kerastick® inventory based on our internal sales projections. In 2005, we received FDA approval to manufacture our BLU-U® brand light source in our Wilmington, Massachusetts facility. However, at this time, we expect to utilize our own facility only as a back-up to our current third-party manufacturer, or for repairs. Our drug, Levulan®, and the main component of the BLU-U® brand light source are each manufactured by single source suppliers. We intend to continue to use third-party manufacturers for our Non-PDT Drug Products under agreements we assumed as part of the merger with Sirius. See the section entitled “Business — Supply Partners.”

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

On January 4, 2007, we entered into an exclusive marketing, distribution and supply agreement with Daewoong Pharmaceutical Co., Ltd. and Daewoong’s wholly owned subsidiary, DNC Daewoong Derma & Plastic Surgery Network Company, together referred to as Daewoong, covering current and future uses of the Levulan® Kerastick® for PDT in dermatology. The agreement grants Daewoong exclusive rights to distribute, promote and sell the Levulan® Kerastick® in Korea, Taiwan, China, including without limitation Hong Kong, India, Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam. We manufacture and supply the product to Daewoong on certain terms and conditions. The agreement has an initial term of ten years (subject to earlier termination and extension provisions). Under the terms of the agreement, Daewoong will make up to $3,500,000 in milestone payments to us, $1,000,000 of which was paid on signing, and $1,000,000 of which was paid upon receipt of Korean regulatory approval of the product. The remaining milestones consist of two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. In order to maintain its exclusive rights, Daewoong is obligated to purchase a certain number of units of the product over the first five years following regulatory approval in Korea. We receive a minimum transfer price per unit plus a percentage of Daewoong’s end-user price if it exceeds a certain level. In 2007, the product was launched in Korea, and we began recognizing revenue under the agreement in the fourth quarter of 2007.

On September 30, 2010, we gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as our exclusive marketing and distribution partner for our product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000. In 2010 the Stiefel termination resulted in the recognition of $513,000 of income from operations.

Our Non-PDT drug products are distributed through several major wholesalers in the United States pursuant to customary industry arrangements.

Marketing and Sales

DUSA markets its products in the United States. We have appointed Clarion as our marketing partner for our PDT products in Canada and Daewoong for our Levulan® Kerastick® in several Asian countries. See the section entitled “Business — Distribution.”

As of December 31, 2010 and 2009, we had 39 sales representatives and management personnel deployed nationally.

Competition

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

A number of companies are pursuing commercial development of PDT agents other than Levulan®. These include: Galderma S.A.; QLT Inc. (Canada); Axcan Pharma Inc. (United States); Miravant, Inc. (United States); and Pharmacyclics, Inc. (United States). Several companies are also commercializing and/or conducting research with ALA or ALA-related compounds. These include: medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway).

PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AK and basal cell carcinoma, called BCC, in the European Union, New Zealand, Australia, and countries in Scandinavia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company.

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

There are also non-PDT products for the treatment of AKs, including cryotherapy with liquid nitrogen, 5-fluorouracil (Efudex®)2, diclofenac sodium (Solaraze®)3, and imiquimod (ALDARA® and Zyclara®)4. Other AK therapies are also known to be under development by companies such as Medigene GmbH, Leo Pharmaceuticals (Denmark) and others.

We believe that comparisons of the properties of various photosensitizing PDT drugs will also highlight important competitive issues. We expect that our principal methods of competition with other PDT companies will be based upon such factors as the ease of administration of our photodynamic therapy; the degree of generalized skin sensitivity to light; the number of required doses; the selectivity of our drug for the target

2 Efudex® is a registered trademark of Valeant Pharmaceuticals International.
3 Solaraze® is a registered trademark of SkyePharma PLC.
4 ALDARA® and Zyclara® are registered trademarks of Graceway Pharmaceuticals, LLC.

lesion or tissue of interest; and the type and cost of our light systems. New drugs or future developments in PDT, laser products or other drug technologies may provide therapeutic or cost advantages for competitive products. We believe that with increased reimbursement for our PDT-related procedure fee, including an increase effective January 2011, our treatment is increasingly more viable from a financial perspective for practitioners, and more competitive with alternative AK therapies from a practice management perspective. However, no assurance can be given that developments by other parties will not render our products uncompetitive or obsolete.

DUSA also markets the BLU-U® without Levulan® for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions. Our competition for the BLU-U® without Levulan® for moderate inflammatory acne vulgaris is primarily oral antibiotics, topical antibiotics and other topical prescription drugs, as well as various laser and non-laser light sources. Blue light alone for acne is still a relatively new therapy and reimbursement has not been established by private insurance companies, which affects our competitive position as compared to traditional therapies which are reimbursed.

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

The human clinical testing program involves three phases, Phase 1, Phase 2, and Phase 3. Each clinical study is typically conducted under the auspices of an Institutional Review Board, or IRB, at the institution where the study will be conducted. An IRB will consider among other things, ethical factors, the potential risks to study subjects, and the possible liability of the institution. A clinical plan, or “protocol,” must be submitted to the FDA prior to commencement of each clinical trial. All subjects involved in the clinical trial must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical trial at any time before or after a study begins for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA’s human subject protection and IND regulations.

In Phase 1 studies are usually conducted on a small number of healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase 1 studies generally require several months to complete, but can take longer, depending on the drug and the nature of the study. Phase 2 studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase 2 studies generally require from several months to two years to complete, but can take longer, depending on the drug and the nature of the study. Phase 3 involves significant numbers of patients with the targeted disease or condition to provide comparisons against placebo or, in some cases, currently available therapies. Phase 3 studies generally require from six months to four years to complete, but can take longer, depending on the drug and the nature of the study.

Data from Phase 1, 2 and 3 trials are submitted to the FDA with the NDA. The NDA involves considerable data collection from preclinical testing and clinical studies, verification and analysis of data, as well as the preparation of summaries of the chemistry, manufacturing, and control processes. Submission of an NDA does not assure FDA approval for marketing. The application review process may take 180 days but more often it takes one to four years to complete, although reviews of treatments for AIDS, cancer and other serious and life-threatening diseases and conditions may be accelerated, expedited or subject to fast track treatment. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy for the product’s intended use with sufficient levels of statistical significance. However, additional information or data may be required. For example, the FDA may also request long-term toxicity studies, one or more additional pivotal or Phase 3 studies, or other studies relating to product safety or efficacy. Even with the submission of such data, the FDA may decide that the application does not satisfy its regulatory criteria for approval and may disapprove the NDA. Finally, the FDA may require additional clinical studies following NDA approval, often referred to as Phase 4 clinical trials, to confirm safety and efficacy for the intended use.

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

We may develop other potential PDT products for other uses, which would require significant development, including approval and completion of preclinical and/or clinical testing and PMA approval prior to commercialization. The process of obtaining PMA approvals can be costly and time consuming and there can be no guarantee that the use of Levulan® with any future products will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals.

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

If any person submits an abbreviated NDA, or ANDA, or an NDA that intends to rely on some or all of the data in our Levulan NDA (also referred to as a “505(b)(2)” application), the applicant also must notify us as the NDA holder and the owner of the patent that claims the drug. Such notice will enable us to determine whether to bring a patent infringement lawsuit to protect our patent rights.

Generally, we try to design our protocols for clinical studies so that the results can be used in all the countries where we hope to market the product. However, countries sometimes require additional studies to be conducted on patients located in their country. Prior to marketing a product in other countries, approval by that nation’s regulatory authorities must be obtained. For Levulan® PDT, we have received such approval in Canada, Argentina, Brazil, Chile, Colombia and Mexico. Also, together with Daewoong, we have received approval in Korea. We expect to apply for approvals in additional territories.

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

In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices, state pharmacy and wholesale drug distribution laws, and the maintenance of personal health information. As a public company, we are subject to securities laws and regulations, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We may also be subject to other present and possible future local, state, federal and foreign regulations.

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

Segment Reporting

We operate in two segments, Photodynamic Therapy, or PDT, Drug and Device Products and Non-Photodynamic Therapy, or Non-PDT, Drug Products. Our Levulan® Kerastick® and BLU-U® products comprise our PDT segment, while ClindaReach® and the other products acquired in the acquisition of Sirius comprise our Non-PDT segment. For more information about our segments, including financial results of each segment, see Note 11 of the Notes to Consolidated Financial Statements.

Information About Geographic Sources of Revenue

For information about the geographic sources of our revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Employees

At the end of 2010, we had 86 employees, including 1 part-time employee. We also retain numerous independent consultants and temporary employees to support our business needs. We have employment agreements with all of our key executive officers.

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

Risks Related To DUSA

We May Not Continue To Be Profitable Each Quarter Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.

If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Sustain Our Profitability Could Be Delayed.

On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA.

Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to be profitable on an ongoing basis. Metvixia is commercially available in the U.S., however, product revenues have not been significant to date. In addition, Leo Pharma, a Danish corporation that acquired Peplin® in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. This product could negatively impact the market penetration of our PDT products. Our ability to be profitable each quarter may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

If We Do Not Continue To Be Profitable, We May Need More Capital.

We have approximately $19,647,000 in cash, cash equivalents and marketable securities as of December 31, 2010. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia is commercially available in the U.S., however, product revenues have not been significant to date. Also, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs, which could impact our market share. Also, softness in the international markets could be expected until the economy recovers. In addition, we expect our Non-PDT product revenues for 2011 to be reduced from 2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.

Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products And Continue To Be Profitable.

The manufacture and marketing of our products are subject to continuing FDA review as well as comprehensive regulation by the FDA and by state and local regulatory authorities. These laws require, among other things:

•	approval of manufacturing facilities, including adherence to good manufacturing and laboratory practices during production and storage,

•	controlled research and testing of some of these products even after approval,

•	control of marketing activities, including sales promotions, advertising and labeling, and

•	state permits for the sale and distribution of products manufactured in and out-of-state.

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

During April 2010, we were advised that a receiver had been appointed for the laboratory that we were using to perform analytical release testing and stability testing of our Levulan® Kerastick® product due to non-payment of its bank loan. As a result, that laboratory was no longer able to perform these services on an on-going basis. We engaged the services of a new laboratory and have successfully transferred the technology and analytical methods so that the new laboratory can perform all of the services we need. On May 5, 2010 following discussions with the FDA, we filed a 30-day Changes Being Effected (CBE-30) supplement to validate the use of the new laboratory, and have since received approval from the FDA for the analytical release of finished product. In the fourth quarter of 2010, we filed a CBE-30 to validate the use of our active pharmaceutical product (API), and the FDA had no comment during the 30 day period. The FDA could still have comments on the CBE-30 related to our API and we would have to respond. Any significant interruption in our operation caused by FDA could have a negative effect on our revenues.

If Product Sales Do Not Continue to Increase, We May Not Be Able To Advance Development Of Other Potential Products As Quickly As We Would Like To, Which Would Delay The Approval Process And Marketing Of New Potential Products, If Approved.

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

Due to the tightening of global credit, there may be disruption or delay in the performance by our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including the active ingredient in Levulan® and key portion of the BLU-U®, portions of our product manufacturing, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

If The Economic Slowdown Adversely Affects Our Customer’s Ability To Meet Our Payment Terms, Our Cash Flow Would Be Adversely Affected And Our Ability To Continue To Be Profitable Could Be Jeopardized.

If any of our large customers were to fail to pay us or fail to pay us on a timely basis for their purchases of our products, we may not be able to maintain profitability on a sustainable on-going basis, and our financial position, results of operations and cash flows could be negatively affected.

We Have Had Significant Cumulative Losses And May Have Losses In The Future.

Prior to 2010, we had a history of operating losses and we may incur losses in the future. We reported net income (loss) of $2,703,000, $(2,508,000) and $(6,250,000) for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our accumulated deficit was approximately $141,657,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in future losses from operations.

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

Based on an Internal Revenue Code, or IRC, Section 382 evaluation, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. Our calculated aggregate amount of NUBIG enhancement is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first five years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $54.3 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2011 or thereafter. Future ownership changes could further restrict our utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.

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

The availability of additional capital to us is uncertain. There can be no assurance that additional funding will be available to us on favorable terms, if at all. Any equity financing, if needed, would likely result in dilution to our existing shareholders, and debt financing, if available, would likely involve significant cash payment obligations and could include restrictive covenants that would adversely affect the operation of our business. Failure to raise capital, if needed, could materially adversely affect our clinical program, our financial condition, results of operations and cash flows.

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

The patents relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. With the newly allowed claims which issued on May 25, 2010, we now have additional claims that relate to our AK product, and these will not expire until 2019. The reexamination by the USPTO of one of the patents we license from PARTEQ, the licensor of our ALA patents, that cover our approved product until 2013, has successfully concluded with the confirmation of the validity of all of the patent’s original claims and the addition of eight new claims.

We have limited ALA patent protection outside the United States, which may make it easier for third parties to compete there. Our basic methods of treatment patents and applications have counterparts in only four foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative.

Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to us, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third parties conducting clinical studies with ALA in countries outside the United States where PARTEQ does not have patent protection. In addition, a number of third parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents but would compete with our Levulan ® product even though they are marketed for different uses.

Photocure ASA received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Metvixia® is commercially available in the U.S., however, product revenues have not been significant to date.

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

If we experience problems producing Levulan® Kerastick® units in our facility, or if any of our contract suppliers fail to supply our requirements for products or services, our business, financial condition and results of operations would suffer. Although we have received approval by the FDA to manufacture the BLU-U® and the Levulan® Kerastick® in our Wilmington, Massachusetts facility, at this time, with respect to the BLU-U®, we expect to utilize our own facility only as a back-up to our current third party manufacturers or for repairs.

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

We cannot guarantee that problems will not arise with production yields, costs or quality as we and our suppliers manufacture our products. Any manufacturing problems could delay or limit our supplies which would hinder our marketing and sales efforts. If our facility, any facility of our contract manufacturers, or any equipment in those facilities is damaged or destroyed, we may not be able to quickly or inexpensively replace it. Likewise, if there is quality or supply problems with any components or materials needed to manufacture our products, we may not be able to quickly remedy the problem(s). Any of these problems could cause our sales to suffer and could increase costs.

We Have Only Limited Experience Marketing And Selling Pharmaceutical Products Outside Of The United States And As A Result, Our Revenues From Product Sales May Suffer.

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We are responsible for marketing our products in the United States and the rest of the world, except Canada, and parts of Asia, where we have distributors. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, and other products will be adversely affected, which would adversely affect our results of operations and financial condition.

The Commercial Success Of Any Product That We May Develop Will Depend Upon The Degree Of Market Acceptance Of Our Products Among Physicians, Patients, Health Care Payors, Private Health Insurers And The Medical Community.

Our ability to commercialize any product that we may develop will be highly dependent upon the extent to which the product gains market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If a product does not achieve an adequate level of acceptance, we may not generate material product revenues. The degree of market acceptance of our currently marketed products will depend on a number of factors, including:

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

If We Cannot Maintain or Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product, Sales May Suffer.

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

We Have Only Three Therapies That Have Received Regulatory Approval Or Clearance, And We Cannot Predict Whether We Will Ever Develop Or Commercialize Any Other Levulan® Product Or Indications.

Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.

Except for Levulan® PDT for AKs, the BLU-U® for acne, the ClindaReach® pledget and other products we acquired in our merger with Sirius, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including our planned BASDI clinical study, and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

We are a small company with only 86 employees, including 1 part-time employee, as of December 31, 2010. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product, and its price is comparable to the price of Levulan®. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia® is commercially available in the U.S., however, product revenues have not been significant to date.

Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.

We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: Galderma, medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera, PhotoTherapeutics, Inc. (U.K.), and Photocure ASA (Norway). We also anticipate that we will face increased competition as the scientific development of PDT advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan®. These include: QLT Inc. (Canada); Axcan Pharma Inc. (U.S.); Miravant, Inc. (U.S.); Leo Pharma A/S (Denmark), and Pharmacyclics, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne market.

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

Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.

The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2009 to December 31, 2010, the price of our stock has ranged from a low of $0.88 to a high of $2.75. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.

Significant Fluctuations In Orders For Our Products, On A Monthly And Quarterly Basis, Are Common Based On External Factors And Sales Promotion Activities. These Fluctuations Could Increase The Volatility Of Our Stock Price.

The price of our common stock may be affected by the amount of quarterly shipments of our products to end-users. Since our PDT products are still in relatively early stages of adoption, and sales volumes are still low, a number of factors could affect product sales levels and growth rates in any period. These could include the level of penetration in new markets outside of the United States, the timing of medical conferences, sales promotion activities, and large volume purchases by our higher usage customers. In addition, seasonal fluctuations in the number of patients seeking treatment at various times during the year could impact sales volumes. These factors could, in turn, affect the volatility of our stock price.

Future Sales Of Securities May Cause Our Stock Price To Decline.

As of March 2, 2011, there were outstanding options and warrants to purchase 4,169,000 shares of common stock, with exercise prices ranging from $1.08 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were 586,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

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

In May 1999 we entered into a five-year lease for 16,000 sq. ft. of office/warehouse space to be used for offices and manufacturing in Wilmington, Massachusetts. In December 2001 we entered into a 15 year lease covering the entire building through November 2016. Under the original lease terms, we had the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least seven and one-half months prior to the date on which the termination would be effective. In November 2010 we entered into a lease amendment, which reduces our lease payments and allows us to terminate the lease any time after November 2013 by notifying the landlord at least 9 months prior to the date on which the termination would be effective. Pursuant to the amendment, the end of the lease term remains November 2016; however, we have the right to extend the term of the lease for two periods of 5 years each.

We previously had a lease for office space in Toronto, Ontario. We vacated the Toronto office in 2009 and subleased the space through December 31, 2010, when the lease terminated.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “DUSA.” The following are the high and low sales prices for the common stock reported for the quarterly periods shown.

Price range per common share by quarter, 2010:

	First	Second	Third	Fourth

NASDAQ
High	$1.94	$2.75	$2.70	$2.75
Low	$1.32	$1.72	$2.07	$2.35

Price range per common share by quarter, 2009:

	First	Second	Third	Fourth

NASDAQ
High	$1.39	$1.49	$1.29	$1.87
Low	$0.88	$0.88	$1.00	$1.05

On March 1, 2011, the closing price of our common stock was $2.99 per share on the NASDAQ Global Market. On March 1, 2011, there were 690 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

RELATIVE STOCK PERFORMANCE

The graph below compares DUSA Pharmaceuticals, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Market index, Morningstar Group Index and the Hemscott Group index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

	Cumulative Return Total
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
DUSA PHARMACEUTICALS, INC.	$100.00	$39.93	$19.22	$9.75	$14.39	$22.75

HEMSCOTT GROUP INDEX	$100.00	$111.69	$126.85	$101.05	$132.61	$170.44

NASDAQ MARKET INDEX	$100.00	$110.26	$121.89	$73.10	$106.23	$125.37

MORNINGSTAR GROUP INDEX	$100.00	$90.50	$90.98	$70.22	$94.59	$105.73

The Hemscott Group index is being retired by Morningstar and being replaced by Morningstar Drug Manufacturers — Specialty and Generic Industry Group. The list of companies in the Hemscott Group Index includes: Access Pharmaceuticals, Inc., Acusphere, Inc., Adolor Corporation, Advanced Viral Research Corporation, Aeolus Pharmaceuticals, Inc., Akesis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Alexza Pharmaceuticals Inc., Allergan, Inc., Allos Therapeutics, Inc., Altana AG, Amarin Corporation PLC, Angiotech Pharmaceuticals, Inc., Ardea Biosciences, Inc., Arena Pharmaceuticals, Inc., Arqule, Inc., ARYx Therapeutics, Inc., Astralis, Ltd., AVANIR Pharmaceuticals, AVI BioPharma, Inc., Bayer AG, Benda Pharmaceutical, Inc., Biodel, Inc., BioTransplant, Inc., Cardiome Pharma Corporation, Cephalon, Inc., China YCT International Group, Inc., Cortex Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Inc., DelSite, Inc., DepoMed, Inc., DOV Pharmaceutical, Inc., Dr Reddy Laboratories, Ltd., Dragon Pharmaceuticals, Inc., Durect Corporation, DUSA Pharmaceuticals Inc., Dynavax Technologies Corporation, Elite Pharmaceuticals, Inc., Endo Pharmaceutical Holdings, Inc., Entropin, Inc., eXegenics, Inc., Forest Laboratories, Inc., Gamma Pharmaceuticals, Inc., Genova Biotherapeutics, Inc., Gentium SpA., Geron Corporation, Inspire Pharmaceuticals, Inc., Isis Pharmaceuticals Inc., Ista Pharmaceuticals, Inc., Kendle International, Inc., Kent International Holdings, Inc., King Pharmaceuticals, Inc., Lannett Company, Inc., Lescarden, Inc., MAP Pharmaceuticals, Inc., Marshall Edwards, Inc., Med Gen, Inc., Medicines, MiddleBrook Pharmaceuticals, Inc., Millenia Hope, Inc., Miravant Medical Technologies, Naturade, Inc., Neurogen Corporation, NeurogesX, Inc., Neuro-Hitech, Inc., NexMed, Inc., NovaBay Pharmaceuticals, Inc., Novo Nordisk A/S, Orexigen

Therapeutics, Inc., Oxis International, Pain Therapeutics, Inc., Paladin Labs, Inc., Pharmacyclics, Inc., Pharmasset, Inc., Pharmaxis Ltd., POZEN, Inc., Prana Biotechnology Limited, Prescient Neuopharma, Inc., Protalex, Inc., Puramed Bioscience Inc., Regenerx Biopharmaceuticals, Inc., Reliv’, International, Santarus, Inc., SciClone Pharmaceuticals, Shire PLC, Siga Technologies, Inc., Simcere Pharmaceutical Group, Sinobiopharma, Inc., Somaxon Pharmaceuticals, Inc., Sucampo Pharmaceuticals, Inc., SuperGen, Inc., Synergy Pharmaceuticals, Inc., Synvista Therapeutics, Inc., Tapestry Pharmaceuticals, Inc., Taro Pharmaceutical Industries, Telik, Inc., Teva Pharmaceutical Industries, Ltd., Tian’an Pharma Co Ltd, Tianyin Pharmaceutical Co., Inc., Unigene Laboratories, Inc., United Therapeutics Corporation, Valeant Pharmaceuticals International, Vaso Active Pharmaceuticals, Inc., VaxGen., Inc., Vertex Pharmaceuticals Inc., Viral Genetics, Inc., Vital Living, Inc., Warner Chilcott Limited, and YM Biosciences, Inc. The list of companies in the Morningstar Group index is publicly available.

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data set forth below has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Year Ended December 31,
	2010	2009	2008		2007(5)		2006

Product revenues	$37,432,998	$29,807,829	$29,545,406		$27,662,598		$25,582,986
Net income (loss)	2,702,617	(2,508,292)	(6,250,441	)(1)	(14,713,507	)(2)	(31,349,507	)(3)
Basic and diluted net income (loss) per common share	$0.11	$(0.10)	$(0.26)		$(0.73)		$(1.65)

CONSOLIDATED BALANCE SHEET DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006

Total assets	$28,293,339	$24,933,377	$28,210,454	$32,892,240	$33,755,813
Long-term obligations(4)	3,301,943	3,841,941	4,838,436	4,501,186	1,199,086
Shareholders’ equity	$19,523,481	$15,841,474	$17,712,199	$22,106,522	$26,333,573

(1)	Includes an impairment charge of $1,500,000 resulting from our review of the carrying amount of our goodwill resulting from a contingent payout to the former shareholders of Sirius Laboratories, Inc.

(2)	Includes an impairment charge of $6,773,000 resulting from our review of the carrying amount of our goodwill.

(3)	Includes an impairment charge of $15,746,000 resulting from our review of the carrying amount of our intangible assets.

(4)	Primarily comprised of deferred revenues related to milestone payments received under distribution agreements and the fair value of the warrants issued in connection with our October 29, 2007 private placement.

(5)	The results of operations include operations of Sirius Laboratories, Inc. from the date of acquisition, March 10, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this report, it is important that you also read the financial statements and related notes included elsewhere in this report. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those we anticipate in these forward-looking statements for many reasons, including the factors described below and in the section entitled “Risk Factors.”

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

We are marketing Levulan® PDT under an exclusive worldwide license of patents, many of which have expired, and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, Nicomide®, Nicomide-T®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service and other related activities for all of our products, including our Levulan® Kerastick®.

2010 TRANSACTIONS

The following significant transaction occurred during 2010:

Termination of Marketing, Distribution and Supply Agreement with Stiefel Laboratories

On September 30, 2010, the Company gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as our exclusive marketing and distribution partner for our product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000. In 2010, the Stiefel termination resulted in the recognition of $513,000 of income from operations.

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

Revenue Recognition — Accounting for revenue transactions relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

PDT Revenue

We recognize revenues on Kerastick® and BLU-U® product sales in the U.S. and Canada when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is reasonably assured. We offer programs that allow physicians and hospitals access to our BLU-U® device for a trial period. We do not recognize revenue on these units until the physician or hospital elects to purchase the equipment and all other revenue recognition criteria are met. Our terms with customers do not provide for the right of return for sales of Kerastick® and BLU-U®, unless the product does not comply with the technical specifications.

For revenues associated with contractual agreements with multiple elements, we apply the revenue recognition criteria outlined in Securities and Exchange Commission, or SEC, Staff Accounting Bulletin Topic 13, Revenue Recognition, or SAB Topic 13, and Accounting Standard Codification, or ASC, 605-25, Multiple Element Arrangements. We analyze each contract in order to separate each deliverable into separate units of accounting, if applicable, and then recognize revenue for those separated units as earned. Significant judgment is required in determining the units of accounting and the attribution method for such arrangements.

We have entered into exclusive marketing, distribution and supply agreements with distributors in Latin America and Asia Pacific that contain multiple deliverables. The deliverables are treated as a single unit of accounting. We have determined the attribution method for each of the separate payment streams. Under the terms of these agreements, we receive non-refundable milestone payments, a fixed price per unit sold and royalties based on a percentage of the net sales price to end-users. We defer and recognize milestone payments as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the term of the agreement. We recognize the fixed price per unit sold once the price is fixed and determinable, which occurs when units are sold through to end users. We record royalty revenue when earned, which is also upon sale to end users. Additionally, we do not have sufficient data to determine product acceptance in the marketplace. The agreements require the distributors to make minimum purchases. If minimum purchase obligations are not fulfilled, the distributors are required to pay the difference between their actual purchases and the contractual minimums (a “gross-up” payment). We record revenue for the gross-up payment upon cash receipt. For Daewoong, the Company’s distributor in Asia Pacific, the minimum purchase commitment is measured over a five-year period, which has not yet ended.

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

Valuation of Long-lived and Intangible Assets and Goodwill — We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors we consider important, which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If we determine that the carrying value of long-lived or intangible assets may not be recoverable, we write down the assets to their estimated fair value on a discounted cash flow basis. At December 31, 2010 and 2009, respectively, total property, plant and equipment had a net carrying value of $1,583,000 and $1,661,000, including $986,000 at December 31, 2010 associated with our manufacturing facility.

In 2008, we made a cash payment of $1.5 million to former Sirius shareholders as consideration for a cumulative sales milestone as provided in the merger agreement. As this payment was deemed additional consideration related to the acquisition, we recorded goodwill in the amount of $1.5 million and immediately recorded an impairment charge to the statement of operations for the same amount. While we do not have any goodwill on the balance sheet at December 31, 2010, we may incur future goodwill impairment charges if we are required to make additional payments to former Sirius shareholders. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments which may be paid in cash or shares, as we may determine, are as follows:

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

Financial Instruments — Financial instruments recorded at fair value on the consolidated balance sheets include cash equivalents, marketable securities and the common stock purchase warrant liability.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We follow the fair value disclosure hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The warrant liability is carried at fair value and fair value is measured using Level 3 inputs. We initially recorded the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense under the caption “(Loss) gain on change in fair value of warrants.” The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

Results of Operations

Year Ended December 31, 2010 As Compared to the Year Ended December 31, 2009

Revenues — Total revenues for 2010 were $37,433,000, as compared to $29,808,000 in 2009 and were comprised of the following:

	Year Ended December 31,
			Increase/
	2010	2009	(Decrease)

PDT DRUG AND DEVICE PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$32,761,000	$24,756,000	$8,005,000
Canada	491,000	543,000	(52,000)
Korea	423,000	646,000	(223,000)
Rest of world	839,000	434,000	405,000

Subtotal Levulan® Kerastick® product revenues	34,514,000	26,379,000	8,135,000
BLU-U® PRODUCT REVENUES
United States	1,892,000	1,943,000	(51,000)
Canada	17,000	16,000	1,000

Subtotal BLU-U® product revenues	1,909,000	1,959,000	(50,000)

TOTAL PDT DRUG AND DEVICE PRODUCT REVENUES	36,423,000	28,338,000	8,085,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	1,010,000	1,470,000	(460,000)

TOTAL PRODUCT REVENUES	$37,433,000	$29,808,000	$7,625,000

For the year ended December 31, 2010, total PDT drug and device products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $36,423,000. This represents an increase of $8,085,000 or 29%, over the comparable 2009 total of $28,338,000. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States.

For the year ended December 31, 2010, Kerastick® revenues were $34,514,000, representing an increase of $8,135,000 or 31%, over the comparable 2009 totals of $26,379,000. Kerastick® unit sales to end-users for the year ended December 31, 2010 were 262,046, including 5,208 sold in Canada and 4,170 sold in Korea. This represents an increase from 220,288 Kerastick® units sold in the year ended December 31, 2009, including 6,000 sold in Canada and 8,472 sold in Korea. Our average net selling price for the Kerastick® increased to $128.04 for the year ended December 31, 2010 from $117.73 in 2009. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and the rest of the world. The increase in 2010 Kerastick® revenues were driven mainly by increased sales volumes in the United States along with an increase in our overall average unit selling price, and the acceleration of the recognition of deferred revenues of $555,000 related to the termination of our Latin American distribution agreement with Stiefel.

For the year ended December 31, 2010, BLU-U® revenues were $1,909,000, a decrease of $50,000, or 3%, from 2009 BLU-U® revenues of $1,959,000. The slight decrease in 2010 BLU-U® revenues were the result of a decrease in our average selling price, partially offset by increased sales volumes. In the year ended December 31, 2010, there were 270 units sold, as compared to 252 units in 2009. The 2010 total consists of 267 sold in the United States and 3 sold in Canada. The 2009 total consists of 251 units sold in the United States and 1 sold in Canada. Our average net selling price for the BLU-U® decreased to $6,843 for the year ended December 31, 2010 from $7,418 for 2009. The decrease in our average selling price in 2010 compared with 2009 reflects lower pricing that we offered to customers in advance of the introduction of an upgraded BLU-U® design, which became available in April 2010. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to 4 months for private practitioners and up to 1 year for hospital clinics, before we require a purchase decision. At December 31, 2010, there were approximately 28 units in the field pursuant to this evaluation program, compared to 12 units in the field at December 31, 2009. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.

We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. Additionally in 2011, we plan to initiate a clinical trial to study short incubation methods which, if successful, will allow us to enhance our product label and market our therapy under a treatment method being adopted by the medical community.

Non-PDT drug product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT drug product revenues for the year ended December 31, 2010 were $1,010,000, compared to $1,470,000 for the year ended December 31, 2009. In 2010, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach® and royalties received from River’s Edge from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge ceased during the fourth quarter of 2010. In 2009, the substantial majority of Non-PDT product revenues were from Nicomide® related royalties, which included a $200,000 installment payment received from River’s Edge under the Nicomide® License Amendment. In the fourth quarter of 2010, the USPTO issued an ex parte reexamination certificate on the Nicomide® patent, which confirmed the patentability of narrowed claims, which we believe strengthens those claims. In light of the issuance of the ex parte reexamination certificate by the USPTO, we are evaluating our options relative to the Nicomide asset. We do not expect to derive significant revenues or cash flows, if at all, from this asset given FDA’s opinion of its regulatory status as a marketed unapproved drug. Also, other new products have been launched that are competing with Nicomide®.

The increase in our total product revenues for 2010 compared with 2009 results primarily from increased Kerastick® revenues in the United States, partially offset by decreases in Kerastick® revenues in our international locations, BLU-U® revenues and Non-PDT revenues. During 2010, our PDT segment revenues in the United States grew as a result of increased demand for our product, as well as our pricing strategies. With respect to Kerastick® prices, we announced a price increase in the fourth quarter of 2010 and intend to announce a price increase on an annual basis in the fourth quarter each year. This strategy is likely to have a positive influence on sales in the fourth quarter of each year. Our ability to be profitable each quarter may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patients visits slow during summer months, and the timing of pricing changes which may impact purchasing patterns of our customers. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia is commercially available in the U.S., however, product revenues have not been significant to date. Also, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs, which could impact our market share. Also, softness in the international markets could be expected until the economy recovers. In addition, we expect our Non-PDT product revenues for 2011 to be reduced from 2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. Also see the section entitled “Risk Factors — We May Not Continue To Be Profitable Each Quarter Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.”

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2010 were $7,272,000 as compared to $6,675,000 for the year ended December 31, 2009. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2010	2009	(Decrease)

Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,870,000	$2,437,000	$433,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	213,000	630,000	(417,000)
Royalty and supply fees(1)	1,331,000	1,042,000	289,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	4,414,000	4,109,000	305,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	1,015,000	907,000	108,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	842,000	719,000	123,000

Subtotal BLU-U® Cost of Product Revenues	1,857,000	1,626,000	231,000

TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	6,271,000	5,735,000	536,000
Non-PDT Drug Cost of Product Revenues and Royalties	1,001,000	940,000	61,000

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	1,001,000	940,000	61,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$7,272,000	$6,675,000	$597,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada.

Margins — Total product margins for 2010 were $30,161,000, or 81%, as compared to $23,133,000, or 78% for 2009, as shown below:

	Year Ended December 31,
					Increase/
	2010		2009		(Decrease)

Levulan® Kerastick® Gross Margin	$30,100,000	87%	$22,270,000	84%	$7,830,000
BLU-U® Gross Margin	52,000	3%	333,000	17%	(281,000)

Total PDT Drug & Device Gross Margin	$30,152,000	83%	$22,603,000	80%	$7,549,000
Total Non-PDT Gross Margin	9,000	1%	530,000	36%	(521,000)

TOTAL GROSS MARGIN	$30,161,000	81%	$23,133,000	78%	$7,028,000

Kerastick® gross margins for the year ended December 31, 2010 were 87%, as compared to 84% for the year ended December 31, 2009. The margin improvement for 2010 is attributable to increased U.S. sales volumes, an increase in our overall average selling price and the acceleration of deferred revenues related to the termination of our Latin American distribution agreement with Stiefel. The Stiefel termination resulted in the recognition of $513,000 of gross margin. Our long-term goal is to achieve higher gross margins on

Kerastick® sales which will be significantly dependent on increased volume. We believe that we could achieve improved gross margins on our Kerastick® from further volume growth and price increases in the U.S.

BLU-U® margins for the year ended December 31, 2010 were 3%, as compared to 17% for the year ended December 31, 2009. The decrease in gross margin is a result of a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to drive Kerastick® sales volumes and accordingly, we may sell BLU-U® units at low profit margins.

Non-PDT gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT gross margin for the year ended December 31, 2010 was 1% compared to 36% for the year ended December 31, 2009. Non-PDT cost of goods sold for 2010 includes a charge of $48,000, net of insurance recoveries of $272,000, related to a shipment of ClindaReach® that was lost while in-transit to us.

Research and Development Costs — Research and development costs for 2010 were $4,930,000 as compared to $4,313,000 in 2009. The increase in 2010 compared to 2009 was due primarily to increased spending on development projects and investigator studies. In the third quarter of 2010, we announced that we would be closing out our solid organ transplant recipient, or SOTR, clinical trial program in response to the FDA’s denial of our application for Orphan Drug Designation for the use of Levulan® PDT for the prevention of squamous cell carcinomas, or SCC, in patients who have a proven history of multiple localized cutaneous SCCs, such as SOTRs.

We are planning to initiate a DUSA-sponsored clinical trial to support the addition to our label of a broad area application, short drug incubation, or BASDI, method of using the Levulan® Kerastick®. The purpose of the planned Phase 2 clinical trial will be to investigate the optimal incubation time that Levulan® remains on the skin prior to use of our BLU-U, which, if successful, could then be used in a subsequent Phase 3 study. The study objectives would be to determine and compare the safety and efficacy of the BASDI method of using Levulan® PDT as compared to vehicle PDT, and to evaluate the effect of incubation times (1, 2 or 3 hours) on the treatment of multiple actinic keratoses and photodamage of the face or scalp. We are finalizing a clinical protocol and are targeting the second quarter of 2011 for initiation of the study. We expect research and development spending to increase in 2011 by approximately $3,000,000 as compared to 2010, as a consequence of this development program. We expect that research and development costs related to the BASDI clinical program will range from $8,000,000 to $10,000,000 during the next three years, assuming we proceed with Phase 3 trials.

Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2010 were $13,241,000 as compared to $12,897,000 for the year ended December 31, 2009. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $10,122,000 in 2010, compared to $9,389,000 in 2009. The increase in spending in 2010 in this category is due primarily to higher commissions expense in 2010. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,119,000 in 2010, compared to $3,508,000 in 2009. The decrease in this category is due primarily to a decrease in tradeshow and other promotional spending in 2010. We expect marketing and sales costs for 2011 to increase compared to 2010 levels, but to decrease as a percentage of revenues due, in part, to the additional sales representatives we hired in early 2011, which will account for approximately $1,000,000 of the increase.

General and Administrative Costs — General and administrative costs for the year ended December 31, 2010 were $9,124,000 as compared to $8,270,000 for the year ended December 31, 2009. The increase is mainly attributable to an increase in compensation related expense, which partially resulted from a non-cash charge related to a modification of stock options for former members of the board of directors. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. We expect general and administrative costs to increase in 2011 compared with 2010, but to decrease as a percentage of revenues.

(Loss) Gain on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during 2010 and 2009 was $391,000 and $376,000, respectively, which resulted in non-cash losses in the respective periods. The increases or decreases in fair value of the warrants are primarily due to changes in our stock price and the length of time remaining prior to expiration.

Other Income, Net — Other income for the year ended December 31, 2010 decreased to $226,000, as compared to $291,000 in 2009. This decrease reflects a general decrease in interest rates over that timeframe.

Income Taxes — There is no provision for income taxes due to the full valuation allowance. As of December 31, 2010, we had net operating loss carryforwards remaining of approximately $91,504,000 and tax credit carryforwards of approximately $1,759,000 for Federal tax purposes. These amounts expire at various times through 2030. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2010 and 2009.

Based on an Internal Revenue Code (IRC) Section 382 study performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. Our calculated aggregate amount of NUBIG enhancement is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first five years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $54.3 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2011 or thereafter. Future ownership changes could further restrict our utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.

Net Income (Loss) — For 2010, we reported net income of $2,703,000, or $0.11 per share, as compared to a net loss of $(2,508,000), or $(0.10) per share, for 2009. The increase in our net income, or decrease in our net loss, is attributable to the reasons discussed above.

Year Ended December 31, 2009 As Compared to the Year Ended December 31, 2008

Revenues — Total revenues for 2009 were $29,808,000, as compared to $29,545,000 in 2008 and were comprised of the following:

	Year Ended December 31,
			Increase/
	2009	2008	(Decrease)

PDT DRUG AND DEVICE PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$24,756,000	$20,206,000	$4,550,000
Canada	543,000	699,000	(156,000)
Korea	646,000	820,000	(174,000)
Rest of world	434,000	345,000	89,000

Subtotal Levulan® Kerastick® product revenues	26,379,000	22,070,000	4,309,000
BLU-U® PRODUCT REVENUES
United States	1,943,000	1,810,000	133,000
Canada	16,000	—	16,000
Korea	—	50,000	(50,000)

Subtotal BLU-U® product revenues	1,959,000	1,860,000	99,000

TOTAL DRUG AND DEVICE PDT PRODUCT REVENUES	28,338,000	23,930,000	4,408,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	1,470,000	5,615,000	(4,145,000)

TOTAL PRODUCT REVENUES	$29,808,000	$29,545,000	$263,000

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

For the year ended December 31, 2009, BLU-U® revenues were $1,959,000, an increase of 99,000, or 5%, over 2008 BLU-U® revenues of $1,860,000. The slight increase in 2009 BLU-U® revenues was driven by increased sales volumes which were offset by a decrease in our average selling price. In the year ended December 31, 2009, there were 252 units sold, as compared to 229 units in 2008. The 2009 total consists of 251 sold in the United States and 1 sold in Canada. The 2008 total consists of 224 units sold in the United States and 5 in Korea by Daewoong. Our average net selling price for the BLU-U® decreased to $7,418 for the year ended December 31, 2009 from $7,861 for 2008. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to 4 months for private practitioners and up to 1 year for hospital clinics, before we require a purchase decision. At December 31, 2009, there were approximately 12 units in the field pursuant to this evaluation program, compared to 58 units in the field at December 31, 2008. The units are classified as inventory in the financial statements.

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

Cost of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2009 were $6,675,000 as compared to $7,125,000 for the year ended December 31, 2008. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
			Increase/
	2009	2008	(Decrease)

Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan® Kerastick® Product costs	$2,437,000	$2,541,000	$(104,000)
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	630,000	229,000	401,000
Royalty and supply fees(1)	1,042,000	966,000	76,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	4,109,000	3,736,000	373,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	907,000	822,000	85,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	719,000	794,000	(75,000)

Subtotal BLU-U® Cost of Product Revenues	1,626,000	1,616,000	10,000
TOTAL PDT DRUG & DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	5,735,000	5,352,000	383,000
Non-PDT Drug Cost of Product Revenues and Royalties	940,000	1,773,000	(833,000)

TOTAL NON-PDT DRUG COST OF PRODUCT REVENUES AND ROYALTIES	940,000	1,773,000	(833,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$6,675,000	$7,125,000	$(450,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick®in Canada.

Margins — Total product margins for 2009 were $23,133,000, or 78%, as compared to $22,420,000, or 76% for 2008, as shown below:

	Year Ended December 31,
					Increase/
	2009		2008		(Decrease)

Levulan® Kerastick® Gross Margin	$22,270,000	84%	$18,334,000	83%	$3,936,000
BLU-U® Gross Margin	333,000	17%	244,000	13%	89,000

Total PDT Drug & Device Gross Margin	$22,603,000	80%	$18,578,000	78%	$4,025,000
Total Non-PDT Gross Margin	530,000	36%	3,842,000	68%	(3,312,000)

TOTAL GROSS MARGIN	$23,133,000	78%	$22,420,000	76%	$713,000

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

Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2009 were $12,897,000 as compared to $13,112,000 for the year ended December 31, 2008. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $9,389,000 in 2009, compared to $9,458,000 in 2008. The decrease in spending in 2009 in this category is due primarily to lower commissions and fringe benefit costs, offset in part by additional salaries expense resulting from increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,508,000 in 2009, compared to $3,654,000 in 2008. The decrease in this category is due primarily to a decrease in tradeshow and other promotional spending in 2009.

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

During the fourth quarter of 2007, we entered into a settlement agreement and mutual release relating to litigation with River’s Edge. Under the terms of the settlement agreement, River’s Edge made a lump-sum payment to us in the amount of $425,000 for damages and paid to us $25.00 for every prescription of its product, NIC 750 above 5,000 prescriptions that were substituted for Nicomide® from September 30, 2007 through June 30, 2008. During the years ended December 31, 2008 and 2007 the net gain from settlement of the litigation was $283,000 and $583,000, respectively. The payments under the settlement agreement ceased in 2008 when the parties entered into an amendment to the settlement agreement.

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

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009, respectively:

	Quarterly Results for Year Ended December 31, 2010
	March 31	June 30	Sept 30(1)	Dec 31

Product revenues	$8,713,880	$8,700,937	$8,015,546	$12,002,635
Gross margin	6,895,695	6,918,829	6,387,764	9,958,933
Net (loss) income	(424,483)	188,194	32,824	2,906,082
Basic and diluted loss per common share	$(0.02)	$0.01	$0.00	$0.12

	Quarterly Results for Year Ended December 31, 2009
	March 31	June 30	Sept 30	Dec 31

Product revenues	$7,138,269	$6,965,541	$6,930,110	$8,773,909
Gross margin	5,200,043	5,524,677	5,335,418	7,073,345
Net loss	(1,606,931)	(852,709)	(415,240)	366,588
Basic and diluted loss per common share	$(0.07)	$(0.04)	$(0.02)	$0.02

(1)	In the third quarter of 2010, we terminated our agreement with Stiefel Laboratories, Inc., formerly our exclusive marketing and distribution partner for our product, the Levulan® Kerastick® in Latin America. The termination resulted in the acceleration of the recognition of deferred revenues of $555,000, and the acceleration of deferred cost revenues of $42,000.

Liquidity and Capital Resources

At December 31, 2010, we had approximately $19,647,000 of total liquid assets, comprised of $8,884,000 of cash and cash equivalents and marketable securities available-for-sale totaling $10,763,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of December 31, 2010, our marketable securities had a weighted average yield to maturity of 1.46% and maturity dates ranging from January 2011 to December 2013. Our net cash generated by (used in) operations in 2010 was $3,324,000 versus $(1,782,000) in 2009. The year-over-year increase in cash generated by operations is primarily attributable to an increase in our net income, or decrease in our net loss. Our net cash (used in) provided by investing activities was $(2,073,000) in 2010 versus $5,520,000 in 2009. Net cash (used in) provided by investing activities is primarily the result of our net purchases and maturities of marketable securities. Our net cash provided by (used in) financing activities was not material for 2010 or 2009. As of December 31, 2010 working capital (total current assets minus total current liabilities) was $21,000,000, as compared to $17,780,000 as of December 31, 2009. Total current assets increased by $3,437,000 during 2010, due primarily to increases in our cash and cash equivalents, marketable securities and accounts receivable, offset in part by a decrease in our prepaid and other current assets. Total current liabilities increased by $218,000 during 2010 due primarily to an increase in accrued compensation, offset in part by a decrease in accounts payable, other accrued expenses and the current portion of deferred revenues. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.

Although we achieved profitability in 2010, in prior years we have generated significant cumulative losses while we conducted preclinical and clinical trials, engaged in research and development and dedicated resources to the commercialization of our products. We have also incurred significant losses from the impairment of assets acquired in the acquisition of Sirius. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. We expect to incur additional research and development and other costs including costs related to preclinical studies and clinical trials during 2011. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in losses from operations.

We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2010, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®. If we cannot maintain profitability and positive cash flow, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.

As part of our merger with Sirius, as amended, we agreed to pay consideration to the former shareholders of Sirius in future periods, based upon the attainment of pre-determined total cumulative sales milestones for the Sirius products over the period ending December 31, 2010. The pre-determined cumulative sales milestones for the Sirius products and the related milestone payments which may be paid in cash or shares, as we may determine, are as follows:

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

Contractual Obligations and Other Commercial Commitments

L. Perrigo Company

On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement, which covers our ClindaReach® product, was assigned to us as part of the Sirius merger, and has been assigned by Perrigo to its affiliate, Perrigo Pharmaceuticals Company. During the fourth quarter of 2010, the parties executed an amendment to the agreement, which extends the initial term of the agreement through December 31, 2011, subject to certain rights to early termination. Perrigo’s affiliate is entitled to royalties on net sales of the product, including certain minimum royalties. For calendar year 2011, the minimum annual royalty is $250,000, subject to pro ration in the event that the agreement is terminated early.

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

In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $232,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.

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

For the years ended December 31, 2010, 2009 and 2008, actual royalties based on product sales were approximately $1,331,000, $1,019,000, and $873,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $100,000 as of December 31, 2010).

National Biological Corporation Amended And Restated Purchase And Supply Agreement

On June 29, 2009, we extended the term of the 2004 Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, the primary manufacturer of our BLU-U® light source, until June 30, 2011, and on December 7, 2010, we further extended the term of this agreement until December 31, 2011. We have an option to further extend the term for an additional two years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.

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

Lease Agreements

We have entered into a lease commitment for office space in Wilmington, Massachusetts. The minimum lease payments disclosed below include the non-cancelable terms of the leases. We previously had a lease for office space in Toronto, Ontario, which accommodated our former Chairman of the Board and shareholder services representative. We vacated the Toronto office in 2009 and subleased the space through December 31, 2010, when the lease terminated.

Research Agreements

We have entered into various agreements for research projects and clinical studies. As of December 31, 2010, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,265,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. which is subject to annual renewal periods pursuant to which Therapeutics manages certain clinical development activities for our products in the field of dermatology. The agreement was renewed on June 15, 2010 for a one year period. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date of the agreement.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at December 31, 2010:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years

Operating lease obligations	$1,532,000	$381,000	$785,000	$366,000	$—
Purchase obligations (1, 2)	3,336,000	3,336,000	—	—	—
Minimum royalty obligations(3)	525,000	350,000	175,000	—	—

Total obligations	$5,393,000	$4,067,000	$960,000	$366,000	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.

Rent expense incurred under these operating leases was approximately $386,000, $398,000, and $447,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Recently Issued Accounting Guidance

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2010-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2010-13). ASU No. 2010-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us means January 1, 2011. The adoption of ASU 2010-13 did not have a material impact.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs, which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee, which we do not expect to be material to our operating results, would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us is 2011. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on our financial position or results of operations.

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

Our investments consist of U.S. government securities and high grade corporate bonds. All investments are carried at fair value.

As of December 31, 2010, the weighted average yield to maturity on our investments was 1.46%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2010, the fair market value of the portfolio would decline by $97,000. Declines in interest rates could, over time, reduce our interest income.

Derivative Financial Instruments

The warrants that we issued on October 29, 2007 in connection with the private placement of our common stock were determined to be derivative financial instruments and accounted for as a liability. We revalue these warrants on a quarterly basis with any change in value reflected in our earnings. We value these warrants using various assumptions, including our common stock price as of the end of each reporting period, the historical volatility of our common stock price, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Changes in our common stock price or in interest rates would result in a change in the value of the warrants and impact our consolidated statement of operations. A 10% increase in our common stock price would cause the fair value of the warrants and our warrant liability to increase by approximately $203,000.

Currency Exchange Rates

Under our agreement with Daewoong, revenues we earn under the excess purchase price provision of the agreement, if any, are calculated based on end-user pricing in local currencies and converted to U.S. dollars before a determination is made whether any payments are due to us. These payments, if any, are made in United States dollars each reporting period.

Other exchange rates that we are subject to, such as the Canadian dollar, are not material to our operations.

Forward-Looking Statements Safe Harbor

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our expectations regarding the potential for reduction of headcount, and our desire to raise funds through financing transactions, management’s beliefs regarding the unique nature of Levulan® and its use and potential uses, expectations regarding the initiation of and timing of our BASDI clinical trial, beliefs regarding the future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of light sources, our expectations regarding product launches in other countries and territories, expectations regarding additional market expansion, the impact on our market share of Galderma’s promotion of Metvixia®, expectations regarding the confidentiality of our proprietary information, beliefs regarding regulatory classifications, filings, timelines, off-label use, and environmental compliance, beliefs concerning patent disputes or patents issued to third parties, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to obtain, secure, defend and enforce our patents, beliefs regarding the result of the reexamination process of our patents, beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products and their margins, our beliefs regarding the size of the market for our products and our product candidate, expected use of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and market acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and beliefs regarding competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our, beliefs regarding the impact of raising additional funds to meet capital requirements and the potential dilution to our existing shareholders, beliefs regarding the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding our manufacturing capabilities, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding the dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and plans to seek improvement, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, expectations related to the change in revenues of our PDT and Non-PDT products, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility or any facility of our contract manufacturers, beliefs regarding our Nasdaq Global Market listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding evaluation of wholesaler inventory levels and our applicable revenue related reserves, beliefs regarding factors which could trigger an impairment review, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change or change of control, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, intentions to support research, intentions to use third-party manufacturers for Non-PDT products, anticipation of future NDAs for Levulan® PDT as combination products, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, beliefs regarding competitive products, beliefs concerning revenues, beliefs concerning Peplin’s impact on the market penetration of our PDT products, beliefs regarding our capital resource needs, beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, beliefs regarding softness in the international markets, beliefs regarding economic recovery, beliefs regarding the failure to comply with FDA or other governmental regulatory requirements and the impact of such failure, beliefs regarding the global credit and financial market conditions on our business, beliefs regarding cash flows, beliefs regarding production yields, costs or quality of our products, beliefs regarding market acceptance of our products, beliefs regarding collaborations with outside scientists, beliefs regarding our products becoming non-competitive or obsolete, beliefs regarding our inventory becoming obsolete or our inventory significantly changing in value, expectation to hire additional sales representatives, expectations for losses from operations, intention to continue to develop combination drug and light device systems, beliefs regarding patent protection of our technology and from competition, beliefs regarding financial benefits from patent protection, beliefs regarding the FDA and preclinical and clinical testing process beliefs regarding the PMA process, beliefs regarding improved gross margins on Kerastick® from further volume growth and price increases in the United States, beliefs regarding the timing of pricing changes, beliefs regarding the purchasing patterns of our customers, our expectations regarding BASDI research and development costs, beliefs regarding our intention to announce a price increase on an annual basis in the fourth quarter of each year and our beliefs regarding our ability to be profitable each quarter and the affect of fluctuations in the demand for our products during the year. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Changes In Internal Control Over Financial Reporting.  The Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

On March 3, 2011, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter and year ended December 31, 2010. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections entitled “Nominees,” “Executive Officers who are not Directors,” “Compliance with Section 16(a) of the Exchange Act”, “Meetings and Committees of the Board”, and “Code of Ethics Applicable to Senior Officers” of the Registrant’s 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “NonQualified Deferred Compensation,” “Compensation Discussion and Analysis,” and “Board Compensation Committee Report” of Registrant’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Registrant’s 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board” of the Registrant’s 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section entitled “Ratification of the Selection of Independent Registered Public Accounting Firm” of the Registrant’s 2011 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	List of Financial Statements

B.	Exhibits filed as part of this Report

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
2(a.3)	Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;
3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference;
3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference;
4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;
4(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
4(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(d)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
4(f)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b)	ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b.1)	Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(b.2)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(c)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(d)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;+
10(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;+
10(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference;+
10(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference;+
10(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference;+
10(h)	Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(h.1)	Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of June 21, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;
10(i)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(i.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;
10(i.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.4)	Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(j)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(k)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(l)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(m)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference;
10(n)	Securities Purchase Agreement dated as of February 27, 2004, by and among the Registrant and certain investors, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(o)	Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(p)	Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(q)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;
10(r)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(r.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(s)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(s.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(t)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(t.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(t.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(u)	Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;
10(v)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(v.1)	Amendment to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(w)	Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(x)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(aa)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(bb)	Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(cc)	Amendment and Extension of the Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(dd)	Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(ee)	Amendment and Extension of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.D to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(ff)	Second Amendment of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.E to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(gg)	Supply Agreement between Sirius Laboratories, Inc. and L. Perrigo Registrant dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.F to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(hh)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(hh.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(ii)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;
10(jj)	Separation Agreement between the Registrant and Paul Sowyrda, dated as of August 31, 2006 filed as Exhibit 10(kk) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(kk)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(kk.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(ll)	Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 4, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(mm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(ll.1)	First Amendment to Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 10, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(nn) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference;+
10(nn)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+
10(oo)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+
10(pp)	Marketing, Distribution and Supply Agreement between the Registrant and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(aa) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference;
10(pp.1)	Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Registrant and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007, and is incorporated herein by reference;
10(qq)	Securities Purchase Agreement, dated October 29, 2007, by and among the Registrant and each of the selling shareholders named therein portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;

10(rr)	Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
10(ss)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 3, 2009, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;
10(ss.1)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 21, 2009, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;
10(tt)	License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference; and
10(uu)	Amendment to License Agreement between Registrant and River’s Edge Pharmaceuticals, LLC entered into April 21, 2009, filed as Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference.
14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and
31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated March 3, 2011.

+	Management contract or compensatory plan or arrangement.
*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DUSA Pharmaceuticals, Inc.
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DUSA Pharmaceuticals, Inc. and subsidiaries of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2011

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,884,402	$7,613,378
Marketable securities, at fair value	10,762,559	9,055,959
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $86,000 in 2010 and 2009, respectively	3,311,467	2,629,189
Inventory	2,165,220	2,170,275
Prepaid and other current assets	1,344,062	1,561,467

TOTAL CURRENT ASSETS	26,467,710	23,030,268
Restricted cash	174,753	174,255
Property, plant and equipment, net	1,582,777	1,660,755
Deferred charges and other assets	68,099	68,099

TOTAL ASSETS	$28,293,339	$24,933,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162,742	$630,144
Accrued compensation	2,243,997	1,260,609
Other accrued expenses	2,348,838	2,456,612
Deferred revenues	712,338	902,597

TOTAL CURRENT LIABILITIES	5,467,915	5,249,962
Deferred revenues	1,917,237	2,906,020
Warrant liability	1,203,553	812,905
Other liabilities	181,153	123,016

TOTAL LIABILITIES	8,769,858	9,091,903

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital stock authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,239,365 and 24,108,908 shares of common stock, no par, at December 31, 2010 and December 31, 2009, respectively	151,703,468	151,683,399
Additional paid-in capital	9,399,434	8,291,805
Accumulated deficit	(141,656,600)	(144,359,217)
Accumulated other comprehensive income	77,179	225,487

TOTAL SHAREHOLDERS’ EQUITY	19,523,481	15,841,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,293,339	$24,933,377

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008

Product revenues	$37,432,998	$29,807,829	$29,545,406
Cost of product revenues	7,271,777	6,674,346	7,125,095

GROSS MARGIN	30,161,221	23,133,483	22,420,311
Operating costs:
Research and development	4,929,622	4,313,313	6,643,207
Marketing and sales	13,240,543	12,897,286	13,111,652
General and administrative	9,123,846	8,270,410	9,187,826
Impairment of goodwill	—	—	1,500,000
Settlements, net	—	75,000	(282,775)

TOTAL OPERATING COSTS	27,294,011	25,556,009	30,159,910

INCOME (LOSS) FROM OPERATIONS	2,867,210	(2,422,526)	(7,739,599)
Other income	226,055	290,681	663,016
(Loss) gain on change in fair value of warrants	(390,648)	(376,447)	826,142

NET INCOME (LOSS)	$2,702,617	$(2,508,292)	$(6,250,441)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.10)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	24,188,163	24,102,085	24,079,414

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	24,765,910	24,102,085	24,079,414

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accum. Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2008	24,076,110	$151,648,943	$5,885,353	$(135,600,484)	$172,710	$22,106,522
Comprehensive loss:
Net loss				(6,250,441)		(6,250,441)
Net unrealized gain on marketable securities available-for-sale					211,571	211,571

Total comprehensive loss						$(6,038,870)
Share-based compensation expense			1,640,547			1,640,547
Exercises of options	2,500	4,000				4,000
Vesting of common stock grants	11,000	11,000	(11,000)
Retirement of shares from liability escrow account	(158)

Balance, December 31, 2008	24,089,452	151,663,943	7,514,900	(141,850,925)	384,281	17,712,199
Comprehensive loss:
Net loss				(2,508,292)		(2,508,292)
Net unrealized loss on marketable securities available-for-sale					(158,794)	(158,794)

Total comprehensive loss						$(2,667,086)
Share-based compensation expense			800,774			800,774
Vesting of common stock grants	22,750	22,750	(22,750)
Settlements of restricted stock for tax withholding obligations	(3,294)	(3,294)	(1,119)			(4,413)

Balance, December 31, 2009	24,108,908	151,683,399	8,291,805	(144,359,217)	225,487	15,841,474
Comprehensive income:
Net income				2,702,617		2,702,617
Net unrealized loss on marketable securities available-for-sale					(148,308)	(148,308)

Total comprehensive income						$2,554,309
Share-based compensation expense			1,107,629			1,107,629
Exercises of options	38,300	62,560				62,560
Vesting of common stock grants	115,250
Settlements of restricted stock for tax withholding obligations	(23,093)	(42,491)				(42,491)

Balance, December 31, 2010	24,239,365	$151,703,468	$9,399,434	$(141,656,600)	$77,179	$19,523,481

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$2,702,617	$(2,508,292)	$(6,250,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion (amortization) of premiums and discounts on marketable securities	2,388	46,145	(114,995)
Realized loss on sales of marketable securities	—	43,678	50,338
Share-based compensation	1,107,629	800,774	1,640,547
Depreciation and amortization	393,611	455,528	570,098
Loss (gain) on change in fair value of warrants	390,648	376,447	(826,142)
Deferred revenues recognized	(1,179,042)	(978,090)	(1,064,362)
Impairment of goodwill	—	—	1,500,000
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	(682,278)	(261,386)	299,375
Inventory	5,055	642,550	(140,720)
Prepaid and other current assets	217,405	312,334	67,315
Deferred charges and other assets	—	92,601	112,704
Accounts payable	(467,402)	324,412	(908,133)
Accrued compensation and other accrued expenses	875,614	(1,025,262)	1,178,312
Deferred revenues	—	17,800	1,657,925
Other liabilities	(41,863)	(121,656)	(75,064)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,324,382	(1,782,417)	(2,303,243)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Cash paid for contingent consideration	—	—	(1,750,000)
Purchases of marketable securities	(12,742,296)	(12,049,905)	(27,093,757)
Proceeds from maturities and sales of marketable securities	10,885,000	17,748,159	30,678,809
Restricted cash	(498)	(411)	(3,334)
Purchases of property, plant and equipment	(215,633)	(178,308)	(365,421)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,073,427)	5,519,535	1,466,297
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options	62,560	—	4,000
Settlements of restricted stock for tax withholding obligations	(42,491)	(4,413)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,069	(4,413)	4,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,271,024	3,732,705	(832,946)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$7,613,378	$3,880,673	$4,713,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,884,402	$7,613,378	$3,880,673

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)	NATURE OF BUSINESS

DUSA Pharmaceuticals, Inc. (“DUSA” or the “Company”) is a vertically integrated dermatology company that is developing and marketing Levulan® photodynamic therapy (“PDT”) and other products for common skin conditions. The Company’s marketed products include, among others, Levulan® Kerastick® 20% Topical Solution with PDT, the BLU-U® brand light source, and ClindaReach®.

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

The Company operates in two segments, Photodynamic Therapy (“PDT”) Drug and Device Products and Non-Photodynamic Therapy (“Non-PDT”) Drug Products. The Company’s Levulan® Kerastick® and BLU-U® products comprise its PDT segment, while its Non-PDT segment is comprised of products acquired in the acquisition of Sirius Laboratories, Inc., which occurred in 2006.

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

c) Cash and Cash Equivalents — Cash equivalents include short-term highly liquid money market funds. All other investments are classified as marketable securities. The Company maintained cash of $175,000 at December 31, 2010 and 2009 in a separate bank account in support of a letter of credit of $172,000 that was issued in lieu of a security deposit on the lease for its manufacturing facility in Wilmington, Massachusetts. The cash is presented in restricted cash as a non-current asset in the Consolidated Balance Sheets.

d) Marketable Securities — The Company records marketable securities at fair value as available-for-sale with unrealized holding gains (losses) recorded in accumulated other comprehensive income. The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. As the Company’s marketable securities are available to fund operations and as management may sell a portion of its marketable securities in the next fiscal year in order to meet its working capital requirements, all marketable securities are classified as current assets. Realized gains and losses are determined on the specific identification method.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

g) Valuation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. There have been no impairment charges recorded for long-lived assets in the Consolidated Statements of Operations in 2010, 2009, or 2008.

h) Goodwill and Other Intangible Assets — Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. At December 31, 2010, the Company has no goodwill or intangible assets. In 2008 a goodwill impairment charge of approximately $1,500,000 was recorded related to the Company’s 2006 acquisition of Sirius Laboratories, Inc.

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

The Company has entered into exclusive marketing, distribution and supply agreements with distributors in Latin America and Asia Pacific that contain multiple deliverables. The deliverables are treated as a single unit of accounting. The Company has determined the attribution method for each of the separate payment streams. Under the terms of these agreements, the Company receives non-refundable milestone payments, a fixed price per unit sold and royalties based on a percentage of the net sales price to end-users. Milestones are deferred and recognized as license revenues on a straight-line basis, beginning on the date the milestone is achieved through term of the agreement, which is 10 years for these agreements. The fixed price per unit sold is recognized once the price is fixed and determinable, which is upon sell through to end users. The Company records royalty revenue when earned, which is also upon sell through to end users. Additionally, the Company does not have sufficient data to determine product acceptance in the marketplace. The agreements require the distributors to make minimum purchases. If minimum purchase obligations are not fulfilled, the distributors are required to pay the difference between their actual purchases and the contractual minimums (a “gross-up” payment). Revenue for the gross-up payment is recorded upon cash receipt. For Daewoong, the Company’s

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor in Asia Pacific, the minimum purchase commitment is measured over a five-year period, which has not yet ended.

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

For new product launches where the Company does not have the ability to reliably estimate returns, revenue is recognized based on delivery to the end user, which is typically based on dispensed subscription data, or ship-through data as reported by the Company’s international distribution partners. When inventories have been reduced to targeted stocking levels at wholesalers or distribution partners, and the Company has sufficient data to determine product acceptance in the marketplace which allows the Company to estimate product returns, the Company recognizes revenue upon shipment, net of discounts and allowances.

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

A summary of activity in the Company’s reserve accounts are as follows:

	Balance			Balance
	at			at
	January 1,		Actual Returns	December 31,
	2010	Provision	or Credits	2010

Accrued Expenses:
Sales returns and allowances	$225,000	$166,000	$(266,000)	$125,000

	Balance			Balance
	at			at
	January 1,		Actual Returns	December 31,
	2009	Provision	or Credits	2009

Accrued Expenses:
Sales returns and allowances	$500,000	$290,000	$(565,000)	$225,000

Chargebacks and rebates	$30,000	$4,000	$(32,000)	$2,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance			Balance
	at			at
	January 1,		Actual Returns	December 31,
	2008	Provision	or Credits	2008

Accrued Expenses:
Sales returns and allowances	$546,000	$916,000	$(962,000)	$500,000

Chargebacks and rebates	$200,000	$408,000	$(578,000)	$30,000

j) Warranty Costs — The Company accrues for estimated future warranty costs on its BLU-U® sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. Warranty costs, which are included in cost of product revenues, were $71,000, $79,000 and $89,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As of December 31, 2010 and 2009 the total amount of unrecognized tax benefits was $1,355,000 and $1,399,000, respectively, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

n) Basic and Diluted Net Income (Loss) Per Common Share — Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. Diluted net income (loss) is based on the weighted-average shares outstanding and any contingently issuable shares. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock equivalents, which consist of outstanding stock options, warrants and unvested shares of common stock using the treasury stock method.

	Years Ended December 31,
	2010	2009	2008

Weighted average common shares outstanding-basic	24,188,163	24,102,085	24,079,414
Stock options and unvested shares of common stock	577,747	—	—

Weighted average common shares outstanding-diluted	24,765,910	24,102,085	24,079,414

The following were not included in weighted average common shares outstanding because they are anti-dilutive:

	Years Ended December 31,
	2010	2009	2008

Stock options	2,837,000	2,664,000	3,011,000
Warrants	1,395,000	1,395,000	1,395,000
Unvested shares of common stock	236,000	393,000	91,000

Total	4,468,000	4,452,000	4,497,000

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

p) Comprehensive Income (Loss) — The Company has reported accumulated comprehensive income (loss) and its components as part of its Consolidated Statements of Shareholders’ Equity. Comprehensive income (loss), apart from net income (loss), relates to net unrealized gains and losses on marketable securities.

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

r) Concentrations — The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company’s exposure to credit risk relating to its accounts receivable is limited. To manage credit risk in accounts receivable, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. The Company is dependent upon sole-source suppliers for a number of its products. There can be no assurance that these suppliers will be able to meet the Company’s future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on the Company’s operating results in any given period.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the October 2007 private placement, the Company filed a registration statement with the SEC, which was declared effective by the SEC on January 24, 2008, for the registration of the total number of shares sold to the investors and shares issuable upon the exercise of warrants. The Company is required under the agreement to use commercially reasonable efforts to cause the registration to remain continuously effective until such time when all of the registered shares are sold. In the event the Company fails to meet the requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 12%. If the Company determines a payment under this registration rights arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2010, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liability as of December 31, 2010.

t) Recently Issued Accounting Standards— In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2010-13). ASU No. 2010-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means January 1, 2011. The Company does not expect the adoption of ASU 2010-13 to have a material impact on the Company.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs, which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee, which the Company does not expect to be material to its operating results, would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for the Company is 2011. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on our financial position or results of operations.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively, which are based on third party pricing sources with reasonable levels of price transparency. The Company’s investments are valued based on a market approach in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, and credit risk.

The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$8,884,000	$8,884,000	—	—
United States government-backed securities	9,985,000	—	$9,985,000	—
Corporate debt securities	778,000		778,000

Total assets at fair value	19,647,000	8,884,000	10,763,000	—

Liabilities
Warrant liability	1,204,000	—	—	$1,204,000

Total liabilities at fair value	$1,204,000	$—	$—	$1,204,000

	Fair Value Measurements at December 31, 2009
	Carrying Value	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$7,613,000	$7,613,000	—	—
United States government-backed securities	8,150,000	—	$8,150,000	—
Corporate debt securities	906,000		906,000

Total assets at fair value	16,669,000	7,613,000	9,056,000	—

Liabilities
Warrant liability	813,000	—	—	$813,000

Total liabilities at fair value	$813,000	$—	$—	$813,000

The Company reviewed the level classifications of its investments at December 31, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the year ended December 31, 2010.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2010 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2010
		Total
		Unrealized
		Loss	Purchases,
		Recognized	Sales,	Transfers		Change in
	Fair Value at	in Statement	Issuances,	In and/or	Fair Value at	Unrealized
	January 1,	of	Settlements,	Our Out	December 31	Gains in
	2010	Operations	Net	of Level 3	2010	2010

Warrant Liability	$813,000	$391,000	$—	$—	$1,204,000	$(391,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2009
		Total
		Unrealized
		Loss
		Recognized	Purchases,	Transfers		Change in
		in Statement	Sales,	In and/or	Fair Value at	Unrealized
	Fair Value at	of	Issuances,	Our Out	December 31	Gains in
	January 1, 2009	Operations	Settlements, Net	of Level 3	2009	2009

Warrant Liability	$436,000	$377,000	$—	$—	$813,000	$(377,000)

Marketable Securities

The Company’s marketable securities consist of the following:

.

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

United States government-backed securities	$9,954,000	$34,000	$(3,000)	$9,985,000
Corporate debt securities	732,000	46,000	—	778,000

Total marketable securities	$10,686,000	$80,000	$(3,000)	$10,763,000

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

United States government-backed securities	$8,005,000	$145,000	$—	$8,150,000
Corporate debt securities	826,000	80,000	—	906,000

Total marketable securities	$8,831,000	$225,000	$—	$9,056,000

The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The (decrease) increase in net unrealized gains on such securities for the years ended December 31, 2010, 2009 and 2008 was $(148,000), $(159,000) and $212,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Consolidated Balance Sheets. Realized losses on sales of marketable securities

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $0, $44,000 and $50,000 in 2010, 2009 and 2008, respectively. As of December 31, 2010, current yields range from 0.11% to 6.11% and maturity dates range from January 2011 to December 2013.

Common Stock Warrants.

Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash (losses) gains for 2010, 2009 and 2008, were $(391,000), $(376,000) and $826,000, respectively. At December 31, 2010 and 2009, the aggregate fair value of these warrants was $1,204,000 and $813,000, respectively Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009	2008

Expected volatility	81%	88%	75%
Remaining contractual term (years)	2.3	3.3	4.3
Risk-free interest rate	0.7%	1.9%	1.6%
Expected dividend yield	0%	0%	0%
Common stock price	$2.45	$1.6	$1.1

4)	INVENTORY

Inventory consisted of the following at December 31:

	2010	2009

Finished goods	$907,000	$974,000
BLU-U® evaluation units	129,000	58,000
Work in process	371,000	398,000
Raw materials	758,000	740,000

	$2,165,000	$2,170,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.

5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31:

	Useful Life	2010	2009
	(In years)

Computer equipment and software	3	$3,006,000	$2,877,000
Furniture, fixtures and equipment	5	1,183,000	1,171,000
Manufacturing facility	Term of lease	2,204,000	2,204,000
Manufacturing equipment	5	2,490,000	2,432,000
Leasehold improvements	Lesser of useful life or term of lease	962,000	845,000

		9,845,000	9,529,000
Accumulated depreciation and amortization		(8,262,000)	(7,868,000)

		$1,583,000	$1,661,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization related to property, plant and equipment was $394,000, $456,000, and $570,000 for 2010, 2009 and 2008, respectively.

6)	OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at December 31:

	2010	2009

Research and development costs	$231,000	$92,000
Marketing and sales costs	195,000	418,000
Reserve for sales returns and allowances	125,000	225,000
Other product related costs	798,000	849,000
Legal and other professional fees	308,000	334,000
Due to former Sirius shareholders	232,000	214,000
Employee benefits	298,000	271,000
Other expenses	162,000	54,000

	$2,349,000	$2,457,000

7)	INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009

DEFERRED TAX ASSETS
Current
Reserves	$64,000	$102,000
Accrued Charges	481,000	104,000

Total current deferred tax assets	545,000	206,000
Non-current
Operating loss carryforwards	32,717,000	33,945,000
Capitalized research and development	5,431,000	6,911,000
Research and development tax credit carryforwards	1,844,000	1,641,000
Deferred revenue	1,024,000	1,498,000
Intangible assets	154,000	191,000
Accrued charges	225,000	157,000
Stock-based compensation	1,557,000	1,674,000
Equipment	782,000	758,000

Total noncurrent deferred tax assets	43,734,000	46,775,000

Net deferred tax assets before allowance	44,279,000	46,981,000

Valuation allowance	(44,279,000)	(46,981,000)

Total	$—	$—

During the years ended December 31, 2010, 2009 and 2008, the change in the valuation allowance was approximately $(2,702,000), $177,000, and $1,923,000, respectively. The reduction of the valuation allowance in 2010 was principally due to the utilization of federal and state net operating loss (NOL) carryforwards, federal and state NOL carryforward expirations and a reduction in the temporary differences for capitalized

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development. During 2010, the Company utilized federal and state net operating loss carryforwards of $341,000 and $789,000, respectively, to reduce the current tax provision. The Company had generated net operating loss carryforwards from stock compensation deductions prior to its adoption of Statement of Financial Accounting Standards No. 123R Share-Based Payment on January 1, 2006. The amount of federal and state excess tax benefits is $2,171,000 which will be credited to additional paid-in-capital when realized.

As of December 31, 2010, the Company has Federal net operating loss carryforwards for tax purposes of approximately $91,504,000 and research and development tax credits of approximately $1,759,000, both of which, if not utilized, will expire on various dates through 2030 as follows:

		Research and
	Operating Loss	Development Tax
	Carryforwards	Credits

2011	6,296,000	—
2012	6,841,000	—
2013	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	5,738,000	—
2019	—	—
2020	—	110,000
2021	3,052,000	288,000
2022	16,018,000	309,000
2023	12,872,000	148,000
2024	10,498,000	196,000
2025	13,425,000	182,000
2026	5,923,000	164,000
2027	5,321,000	25,000
2028	1,024,000	73,000
2029	4,496,000	115,000
2030	—	149,000

	$91,504,000	$1,759,000

As of December 31, 2010, the Company has state net operating loss carryforwards for tax purposes of approximately $31,821,000 which expire on various dates beginning in 2011 through 2029.

Based on an Internal Revenue Code (IRC) Section 382 study performed, the Company determined that it has experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). The Company’s pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain (NUBIG) recognized within five years of the ownership change. The calculated aggregate amount of NUBIG enhancement for the Company is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per year for the first five years after the ownership change. Based on these additional factors, the Company estimates that it will be able to utilize approximately $54.3 million of its current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving the Company’s common stock that are outside of its control (such as sales by existing shareholders), could occur during 2011 or thereafter. Future ownership changes could further restrict the utilization of the Company’s net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.

A reconciliation between the effective tax rate and the statutory Federal rate is as follows:

	2010	%	2009	%	2008	%

Income tax provision (benefit) at statutory rate	$919,000	34.0	$(853,000)	(34.0)	$(2,125,000)	(34.0)
State taxes	564,000	20.9	(61,000)	(2.4)	(113,000)	(1.8)
Tax credit carryforwards	(149,000)	(5.5)	(61,000)	(2.4)	(73,000)	(1.2)
Goodwill impairment	—	—	—	—	510,000	8.2
Warrant valuation adjustment	133,000	4.9	128,000	5.1	(281,000)	(4.5)
Change in valuation allowance including revisions of prior year estimates	(2,761,000)	(102.2)	265,000	10.6	1,923,000	30.8
Federal NOL expirations	797,000	29.5	—	—	—	—
Expirations and adjustments of vested, non-qualified stock options	363,000	13.4	303,000	12.1	—	—
Other	134,000	5.0	279,000	11.0	159,000	2.5

Effective tax rate	$—	—	$—	—	$—	—

As of December 31, 2010 and 2009, the Company’s total amount of unrecognized tax benefits was $1,355,000 and $1,399,000, respectively, which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized a tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The change in unrecognized tax benefits for each of the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance at January 1,	$1,399,000	$1,483,000	$1,739,000
Decrease for tax positions related to prior years	—	—	(190,000)
Reductions for expiration of statute of limitations	(44,000)	(84,000)	(66,000)

Balance at December 31,	$1,355,000	$1,399,000	1,483,000

The Company does not expect substantial changes in its unrecognized tax benefits or positions over the next twelve months.

Tax years ended December 31, 2007, 2008, 2009 and 2010 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income,

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years in which such losses originated may also be subject to review by relevant taxing authorities if utilized.

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

On October 18, 2006, the Company’s Board of Directors extended the term of 250,000 Class B warrants, originally issued to the Company’s Chairman of the Board of Directors and Chief Executive Officer at the time of the Company’s initial public offering, for an additional four years to January 29, 2011. These warrants had an exercise price of $6.00 per share. On January 29, 2011, all 250,000 of the Class B warrants expired.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2006 Plan replaced the Company’s 1996 Omnibus Plan (the “1996 Plan”). A summary of stock option activity in both the 1996 Plan and the 2006 Plan, for 2010 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value

Outstanding, beginning of year	2,664,000	$6.71
Options granted	731,100	$1.75
Options forfeited	(35,100)	$2.09
Options expired	(257,650)	$25.25
Options exercised	(38,300)	$1.63

Outstanding, end of year	3,064,050	$4.09	4.57	$1,582,000

Exercisable, end of year	1,783,213	$5.87	3.89	$452,000

Options vested and expected to vest, end of year	2,928,329	$4.21	4.51	$1,460,000

A summary of stock options outstanding at December 31, 2010 follows:

		Weighted	Weighted		Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2010	Contractual Life	Price	2010	Price

$1.08-$1.10	62,500	5.47	$1.10	61,250	$1.10
$1.22	658,900	5.21	$1.22	163,938	$1.22
$1.27-$1.65	713,100	5.66	$1.63	106,000	$1.54
$1.74-$3.37	731,300	4.05	$2.67	553,775	$2.70
$3.87-$17.62	898,250	3.58	$9.51	898,250	$9.51

	3,064,050	4.57	$4.09	1,783,213	$5.87

The total intrinsic value for stock options exercised in 2010, 2009 and 2008 was approximately $26,000, $0 and $1,000, respectively. At December 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options was $906,000, which is expected to be recognized over a weighted average period of 2.5 years.

The amount of cash received from the exercise of stock options in 2010, 2009 and 2008 was approximately $63,000, $0, and $4,000, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested shares of common stock — During 2010 the Company issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year. The changes in unvested common stock during 2010 are as follows:

Outstanding unvested shares of common stock, beginning of year	393,250
Shares granted	308,000
Shares vested	(115,250)

Outstanding unvested shares of common stock, end of year	586,000

Weighted average grant date fair value of shares vested during year	$1.41
Weighted average grant date fair value of shares granted during year	$1.65
Weighted average grant date fair value of unvested shares, end of year	$1.52
Weighted average remaining years to vest	2.65

At December 31, 2010 total unrecognized estimated compensation cost related to non-vested common shares was $624,000, which is expected to be recognized over a weighted average period of 2.65 years.

Share-based Compensation

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, 2010, 2009 and 2008 is included in the following line items:

	Year Ended December 31,
	2010	2009	2008

Cost of product revenues	$49,000	$60,000	$77,000
Research and development	123,000	140,000	457,000
Selling and marketing	114,000	110,000	131,000
General and administrative	822,000	491,000	976,000

Share-based compensation expense	$1,108,000	$801,000	$1,641,000

During the third quarter of 2010, the Company modified the terms of stock options and restricted stock awards to three former members of the Company’s board of directors. The modifications included both extending the post-termination exercise period for stock options and accelerating the vesting of restricted stock awards. The modification to the restricted stock awards accelerated the vesting on all 11,250 shares of unvested restricted stock. As a result of these modifications, the Company recorded a non-cash charge to earnings of $176,000 in 2010.

As a result of the departure of one of the Company’s officers during the fourth quarter of 2008, the Company accelerated the vesting on all of the former officer’s stock options and grants of unvested common stock. As a result of the acceleration of vesting the Company recorded a non-cash charge to earnings of $286,000 in 2008.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $1.18, $0.81 and $1.41 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31,
	2010	2009	2008

Volatility	75.5%	73.6%	70.4%
Risk-free interest rate	1.79 - 2.73%	1.87 - 2.54%	2.98 - 3.6%
Expected dividend yield	0%	0%	0%
Expected life-directors and officers	5.9 years	6.0 years	6.3 years
Expected life-non-officer employees	5.6 years	5.8 years	5.9 years

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected life is based on the Company’s historical option cancellation and employee exercise information. The expected life of employee stock options includes the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2010 and 2009, forfeiture rates were estimated to be approximately 3.35% and 4.2%, respectively, for officers and directors and 9.67% and 9.35%, respectively, for non-officer employees.

9)	SIGNIFICANT PRODUCT AGREEMENTS

Stiefel Agreement

In the third quarter of 2010, the Company gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as the Company’s exclusive marketing and distribution partner for the Company’s product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000.

Daewoong Agreement

In January 2008 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2008. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2008 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the years ended December 31, 2010 and 2009, the Company’s shipments of Levulan® Kerastick® to Daewoong were $0. At December 31, 2010 and December 31, 2009 the total revenues deferred associated with shipments to Daewoong were $487,000 and $704,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on delivery to end users. Deferred revenues at December 31, 2010 and December 31, 2009 associated with milestone payments received from Daewoong were $1,232,000 and $1,438,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.

PhotoCure Agreement

On May 30, 2006, the Company entered into a patent license agreement under which the Company granted PhotoCure ASA a non-exclusive license under the patents the Company licenses from PARTEQ for ALA esters. In addition, the Company granted a non-exclusive license to PhotoCure for its existing formulations of Hexvix® and Metvix® (known in the U.S. as Metvixia®) for any patent the Company owns now or in the future. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share.

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

The Company has a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”), covering all qualified employees. Participants may elect a salary deferral of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions. Effective February 1, 2003, the Company matches a participant’s contribution up to 1.25% of a participant’s salary (the “Match”), subject to certain limitations of the 401(k) Plan. Participants will vest in the Match at a rate of 25% for each year of service to the Company. The Company’s matching contributions in 2010, 2009 and 2008 were $65,000, $63,000 and $64,000, respectively.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not allocate research and development, selling and marketing and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

	Year Ended December 31,
	2010	2009	2008

REVENUES
PDT drug & device product revenues	$36,423,000	$28,338,000	$23,930,000
Non-PDT drug product revenues	1,010,000	1,470,000	5,615,000

Total revenues	37,433,000	29,808,000	29,545,000
COSTS OF REVENUES
PDT drug & device cost of product revenues and royalties	6,271,000	5,735,000	5,352,000
Non-PDT drug cost of product revenues and royalties	1,001,000	940,000	1,773,000

Total costs of revenues	7,272,000	6,675,000	7,125,000
GROSS MARGINS
PDT drug and device product gross margin	30,152,000	22,603,000	18,578,000
Non-PDT drug product gross margin	9,000	530,000	3,842,000

Total gross margin	$30,161,000	$23,133,000	$22,420,000

During the years ended December 31, 2010, 2009 and 2008, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Year Ended December 31,
	2010	2009	2008

United States	95%	95%	94%
Canada	1%	2%	2%
Korea	1%	2%	3%
Rest of world	3%	1%	1%

Total	100%	100%	100%

12)	SETTLEMENTS, NET

2009 — Winston Laboratories

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

2008 — River’s Edge

During the fourth quarter of 2007, the Company entered into a settlement agreement and mutual release relating to litigation with River’s Edge. Under the terms of the settlement agreement, River’s Edge made a lump-sum payment to us in the amount of $425,000 for damages and paid to us $25.00 for every prescription of its product, NIC 750 above 5,000 prescriptions that were substituted for Nicomide® after September 30, 2007. In 2008 the net gain from settlement of the litigation was $283,000. The payments under the settlement agreement ceased in 2008 when the parties entered into an amendment to the agreement.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Third Amendment to Merger Agreement

In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge Pharmaceuticals, LLC, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders. In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $232,000, is included in other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company has not accrued amounts for any other potential contingencies as of December 31, 2010.

The Company is involved in legal matters arising in the ordinary course of business. Although the outcome of these matters cannot presently be determined, management does not expect that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operation.

Lease Arrangements

The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. Total rent expense under operating leases was approximately $386,000, $398,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $447,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under lease arrangements at December 31, 2010 are as follows:

Operating
Years Ending December 31,	Lease Obligations

2011	$381,000
2012	389,000
2013	396,000
2014	366,000

Total	$1,532,000

14)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Results for Year Ended December 31, 2010
	March 31	June 30	Sept 30(1)	Dec 31

Product revenues	$8,713,880	$8,700,937	$8,015,546	$12,002,635
Gross margin	6,895,695	6,918,829	6,387,764	9,958,933
Net (loss) income	(424,483)	188,194	32,824	2,906,082
Basic and diluted (loss) earnings per common share	$(0.02)	$0.01	$0.00	$0.12

	Quarterly Results for Year Ended December 31, 2009
	March 31	June 30	Sept 30	Dec 31

Product revenues	$7,138,269	$6,965,541	$6,930,110	$8,773,909
Gross margin	5,200,043	5,524,677	5,335,418	7,073,345
Net (loss) income	(1,606,931)	(852,709)	(415,240)	366,588
Basic and diluted (loss) earnings per common share	$(0.07)	$(0.04)	$(0.02)	$0.02

1)	In the third quarter of 2010, the Company terminated its agreement with Stiefel Laboratories, Inc., formerly the Company’s exclusive marketing and distribution partner for its product, the Levulan® Kerastick® in Latin America. The termination resulted in the acceleration of the recognition of deferred revenues of $555,000, and the acceleration of deferred cost of revenues of $42,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
DUSA Pharmaceuticals, Inc.

By	(Signature and Title)
/s/  Robert F. Doman

President and Chief Executive Officer

Date: March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Doman Robert F. Doman	Director, President and Chief Executive Officer (principal executive officer)	March 3, 2011 Date

/s/ Richard C. Christopher Richard C. Christopher	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 3, 2011 Date

/s/ Alfred Altomari Alfred Altomari	Director	March 3, 2011 Date

/s/ David Bartash David Bartash	Vice Chairman of the Board and Lead Director	March 3, 2011 Date

/s/ Alexander W. Casdin Alexander W. Casdin	Director	March 3, 2011 Date

/s/ Jay M. Haft, Esq. Jay M. Haft, Esq.	Chairman of the Board and Director	March 3, 2011 Date

/s/ Paul J. Hondros Paul J. Hondros	Director	March 3, 2011 Date

/s/ Magnus Moliteus Magnus Moliteus	Director	March 3, 2011 Date

/s/ David M. Wurzer David M. Wurzer	Director	March 3, 2011 Date

EXHIBIT INDEX

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
2(a.3)	Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;
3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference;
3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2007, and is incorporated herein by reference;
4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;
4(b)	Form of D. Geoffrey Shulman’s Class B Warrant, filed as Exhibit 4(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
4(c)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(d)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;
4(e)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
4(f)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b)	ALA Assignment Agreement between the Registrant, PARTEQ, and Draxis Health Inc. dated October 7, 1991, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;
10(b.1)	Amended and Restated Assignment Agreement between the Registrant and Draxis Health, Inc. dated April 16, 1999, filed as Exhibit 10(b.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(b.2)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(c)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(d)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;+
10(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;+
10(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference;+
10(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference;+
10(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference;+
10(h)	Purchase and Supply Agreement between the Registrant and National Biological Corporation dated November 5, 1998, filed as Exhibit 10(i) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(h.1)	Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of June 21, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed August 11, 2004, and is incorporated herein by reference;
10(i)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10(q) to Registrant’s Form 10-K/A filed on March 21, 2000, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;
10(i.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;
10(i.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(i.4)	Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(j)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(k)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(l)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(m)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference;
10(n)	Securities Purchase Agreement dated as of February 27, 2004, by and among the Registrant and certain investors, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(o)	Registration Rights Agreement dated as of February 27, 2004 by and among the Registrant and certain investors, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(p)	Form of Additional Investment Right dated as of February 27, 2004, filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on March 2, 2004, and is incorporated herein by reference;
10(q)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;
10(r)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(r.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(s)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(s.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(t)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(t.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(t.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(u)	Amendment to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;
10(v)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(v.1)	Amendment to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(w)	Employment Agreement of Robert F. Doman dated as of March 15, 2005 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(x)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(aa)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+
10(bb)	Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated May 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(cc)	Amendment and Extension of the Supply Agreement between Sirius Laboratories, Inc. and Amide Pharmaceuticals, Inc. dated February 8, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(dd)	Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated September 18, 2001, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;
10(ee)	Amendment and Extension of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated February 16, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.D to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(ff)	Second Amendment of the Supply and Development Agreement between Sirius Laboratories, Inc. and Harmony Laboratories dated March 10, 2006, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.E to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(gg)	Supply Agreement between Sirius Laboratories, Inc. and L. Perrigo Registrant dated October 21, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 10.F to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2006, and is incorporated herein by reference;
10(hh)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(hh.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(ii)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;
10(jj)	Separation Agreement between the Registrant and Paul Sowyrda, dated as of August 31, 2006 filed as Exhibit 10(kk) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(kk)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(kk.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+
10(ll)	Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 4, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(mm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(ll.1)	First Amendment to Marketing, Distribution and Supply Agreement between the Registrant, Daewoong Pharmaceutical Co., Ltd. and DNC Daewoong Derma & Plastic Surgery Network Registrant dated January 10, 2007, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(nn) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;
10(mm)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference;+
10(nn)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+
10(oo)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+
10(pp)	Marketing, Distribution and Supply Agreement between the Registrant and Stiefel Laboratories, Inc., dated as of January 12, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(aa) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference;
10(pp.1)	Amendment to the Marketing, Distribution and Supply Agreement dated September 26, 2007, between the Registrant and Stiefel Laboratories, Inc. portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007, and is incorporated herein by reference;
10(qq)	Securities Purchase Agreement, dated October 29, 2007, by and among the Registrant and each of the selling shareholders named therein portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference;
10(rr)	Settlement Agreement and Mutual Release, including License Agreement dated October 28, 2007 between Registrant and River’s Edge Pharmaceuticals LLC, filed as Exhibit 10(tt) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by reference;
10(ss)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 3, 2009, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;
10(ss.1)	Letter Agreement between Registrant and the representatives of Sirius Laboratories, Inc. dated April 21, 2009, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference;

10(tt)	License Agreement between the Registrant and River’s Edge Pharmaceuticals LLC entered into August 12, 2008 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference; and
10(uu)	Amendment to License Agreement between Registrant and River’s Edge Pharmaceuticals, LLC entered into April 21, 2009, filed as Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference.
14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference
21(a)	Subsidiaries of the Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and
31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated March 3, 2011.

+	Management contract or compensatory plan or arrangement.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.