Form 10-Q
period 2011-03-31
DUSA PHARMACEUTICALS INC
filed 2011-05-05
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2011, the registrant had 24,433,969 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC. TABLE OF CONTENTS TO FORM 10-Q

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,474,249	$8,884,402
Marketable securities	8,593,100	10,762,559
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $60,000 in 2011 and 2010, respectively	2,708,462	3,311,467
Inventory	2,528,236	2,165,220
Prepaid and other current assets	1,123,366	1,344,062

TOTAL CURRENT ASSETS	27,427,413	26,467,710
Restricted cash	175,028	174,753
Property, plant and equipment, net	1,552,104	1,582,777
Deferred charges and other assets	132,833	68,099

TOTAL ASSETS	$29,287,378	$28,293,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,007,696	$162,742
Accrued compensation	401,242	2,243,997
Other accrued expenses	2,777,896	2,348,838
Deferred revenue	648,006	712,338

TOTAL CURRENT LIABILITIES	4,834,840	5,467,915
Deferred revenue	1,861,972	1,917,237
Warrant liability	3,392,486	1,203,553
Other liabilities	170,998	181,153

TOTAL LIABILITIES	10,260,296	8,769,858

COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY
Capital Stock Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,413,969 and 24,239,365 shares of common shares, no par, at March 31, 2011 and December 31, 2010, respectively	151,638,956	151,703,468
Additional paid-in capital	9,596,083	9,399,434
Accumulated deficit	(142,261,500)	(141,656,600)
Accumulated other comprehensive income	53,543	77,179

TOTAL SHAREHOLDERS’ EQUITY	19,027,082	19,523,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,287,378	$28,293,339

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Product revenues	$11,082,064	$8,713,880
Cost of product revenues	1,760,370	1,818,185

GROSS MARGIN	9,321,694	6,895,695
Operating costs
Research and development	1,323,644	1,109,667
Marketing and sales	3,973,224	3,613,799
General and administrative	2,457,247	2,463,164

TOTAL OPERATING COSTS	7,754,115	7,186,630

INCOME (LOSS) FROM OPERATIONS	1,567,579	(290,935)

Loss on change in fair value of warrants	(2,188,933)	(199,275)
Other income	16,454	65,727

NET LOSS	$(604,900)	$(424,483)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	24,283,398	24,122,459

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(604,900)	$(424,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of premiums and discounts on marketable securities	(4,840)	2,712
Share-based compensation	196,649	211,777
Depreciation and amortization	106,284	102,986
Loss on change in fair value of warrants	2,188,933	199,275
Deferred revenues recognized	(119,597)	(159,032)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	603,005	570,089
Inventory	(363,016)	223,683
Prepaid and other assets	155,962	370,387
Accounts payable, accrued compensation and other accrued expenses	(568,743)	(95,462)
Other liabilities	(10,155)	(14,332)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,579,582	987,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(1,499,337)	—
Proceeds from maturities and sales of marketable securities	3,650,000	—
Restricted cash	(275)	(91)
Purchases of property, plant and equipment	(75,611)	(28,554)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,074,777	(28,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	126,508	—
Settlements of restricted stock for tax withholding obligations	(191,020)	(30,368)

NET CASH USED IN FINANCING ACTIVITIES	(64,512)	(30,368)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,589,847	928,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,884,402	7,613,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,474,249	$8,541,965

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of March 31, 2011, and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended March 31, 2011 and 2010 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2) FINANCIAL INSTRUMENTS
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
     The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

		Fair Value Measurements at March 31, 2011
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$12,474,000	$12,474,000	—	—
United States government-backed securities	7,824,000	—	$7,824,000	—
Corporate securities	769,000	—	769,000	—

Total assets at fair value	21,067,000	12,474,000	8,593,000	—

Liabilities
Warrant liability	3,392,000	—	—	$3,392,000

Total liabilities at fair value	$3,392,000	$—	$—	$3,392,000

		Fair Value Measurements at December 31, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,884,000	$8,884,000	—	—
United States government-backed securities	9,985,000	—	$9,985,000	—
Corporate securities	778,000		778,000

Total assets at fair value	19,647,000	8,884,000	10,763,000	—

Liabilities
Warrant liability	1,203,000	—	—	$1,203,000

Total liabilities at fair value	$1,203,000	$—	$—	$1,203,000

     The Company reviewed the level classifications of its investments at March 31, 2011 compared to December 31, 2010 and determined that there were no significant transfers between levels in the three months ended March 31, 2011.
     The table below includes a roll forward of the balance sheet amounts for the three-month period ended March 31, 2011 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended March 31, 2011
		Total
		Unrealized	Purchases,
	Fair Value	Loss	Sales,	Transfers
	at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	January 1,	Statement	Settlements,	Out of	March 31,	Unrealized
	2011	Of Operations	net	Level 3	2011	Losses in 2011
Warrant Liability	$1,203,000	$2,189,000	$—	$—	$3,392,000	$(2,189,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended March 31, 2010
		Total
		Unrealized	Purchases,
		Loss	Sales,	Transfers
	Fair Value at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	January 1,	Statement	Settlements,	Out of	March 31,	Unrealized
	2010	Of Operations	net	Level 3	2010	Gains in 2010
Warrant Liability	$813,000	$199,000	$—	$—	$1,012,000	$(199,000)

Marketable Securities
     The Company’s marketable securities consist of the following:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$7,804,000	$29,000	$(9,000)	$7,824,000
Corporate securities	735,000	34,000	—	769,000

Total marketable securities	$8,539,000	$63,000	$(9,000)	$8,593,000

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$9,954,000	$34,000	$(3,000)	$9,985,000
Corporate securities	732,000	46,000	—	778,000

Total marketable securities	$10,686,000	$80,000	$(3,000)	$10,763,000

     The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The decrease in net unrealized gains on such securities for the three-month periods ended March 31, 2011 and 2010 was $24,000 and $34,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0 for the three-month periods ended March 31, 2011 and 2010. As of March 31, 2011, current yields range from 0.15% to 6.18% and maturity dates range from April 2011 to December 2013.
Common Stock Warrants
     Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash losses for the three-month periods ended March 31, 2011 and 2010, were $2,189,000 and $199,000, respectively. At March 31, 2011 and December 31, 2010, the aggregate fair value of these warrants was $3,392,000 and $1,204,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December, 31
	2011	2010
Expected volatility	68.1%	81%
Remaining contractual term (years)	2.1	2.3
Risk-free interest rate	0.8%	0.7%
Expected dividend yield	0%	0%
Common stock price	$5.20	$2.45
3) CONCENTRATIONS
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
4) INVENTORY
Inventory consisted of the following:

	March 31,	December 31,
	2011	2010

Finished goods	$1,104,000	$907,000
BLU-U® evaluation units	102,000	129,000
Work in process	281,000	371,000
Raw materials	1,041,000	758,000

Total	$2,528,000	$2,165,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated life for the equipment of three years to approximate its net realizable value.
5) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010

Research and development costs	$240,000	$231,000
Marketing and sales costs	238,000	195,000
Reserve for sales returns and allowances	158,000	125,000
Other product related costs	831,000	798,000
Legal and other professional fees	453,000	308,000
Due to former Sirius shareholders	237,000	232,000
Employee benefits	337,000	298,000
Other expenses	284,000	162,000

Total	$2,778,000	$2,349,000

6) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three-month periods ended March 31, 2011 and 2010 is included in the following line items:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Cost of product revenues	$9,000	$14,000
Research and development	27,000	35,000
Selling and marketing	54,000	28,000
General and administrative	107,000	135,000

Total	$197,000	$212,000

The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2011 and 2010 was $2.77 and $1.11 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010

Volatility	77.0%	75.4%
Risk-free interest rate	2.4%	2.7%
Expected dividend yield	0%	0%
Expected life-directors and officers	5.9 years	6.0 years
Expected life-non-officer employees	5.6 years	5.8 years
A summary of stock option activity for the three-month period ended March 31, 2011 follows:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of period	3,064,050	$4.09
Options granted	119,300	$4.20
Options forfeited	(6,425)	$1.49
Options expired	(62,500)	$14.04
Options exercised	(67,325)	$1.88

Outstanding, end of period	3,047,100	$3.94	4.51	$7,212,000

Exercisable, end of period	2,016,377	$5.00	3.99	$3,776,000

Options vested and expected to vest, end of period	2,934,208	$4.01	4.46	$6,869,000

Unvested Shares of Common Stock —
     The Company has issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year, as follows:

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Outstanding unvested shares of common stock, beginning of period	586,000	393,250
Shares granted	450,000	308,000
Shares vested	(154,000)	(81,250)

Outstanding, end of period	882,000	620,000

Weighted average grant date fair value of shares vested during period	$1.43	$1.22
Weighted average grant date fair value of shares granted during period	$4.20	$1.65
Weighted average grant date fair value of unvested shares, end of period	$2.90	$1.54
Weighted average remaining years to vest	3.17	3.25
     At March 31, 2011 total unrecognized estimated compensation cost related to non-vested common shares was $2,302,000, which is expected to be recognized over a weighted average period of 3.17 years. At March 31, 2011 total unrecognized estimated compensation cost related to stock options was $1,066,000 which is expected to be recognized over a weighted average period of 2.53 years.

7) BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is based upon the weighted average number of common shares outstanding during each period. Stock options, unvested common stock grants and warrants are not included in the computation of the weighted average number of common shares outstanding for dilutive net loss per common share during each of the periods presented in the Consolidated Statements of Operations, as the effect would be antidilutive. For the three-month periods ended March 31, 2011, and 2010, the following are not included in weighted average common shares outstanding because they are antidilutive:

	Three-month periods ended March 31,
	2011	2010
Stock options	3,047,000	3,143,000
Warrants	1,145,000	1,395,000
Unvested shares of common stock	882,000	620,000

Total	5,074,000	5,158,000

8) SEGMENT REPORTING
The Company has two reportable segments: Photodynamic Therapy (PDT) Drug and Device Products and Non-Photodynamic Therapy (Non-PDT) Drug Products. Operating segments are defined as components of the Company for which separate financial information is available to manage resources and evaluate performance regularly by the chief operating decision maker. The table below presents the revenues, costs of revenues and gross margins attributable to these reportable segments for the periods presented. The Company does not allocate research and development, selling and marketing and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

	Three-month period ended March 31,
	2011	2010

REVENUES
PDT drug and device product revenues	$10,982,000	$8,296,000
Non-PDT drug product revenues	100,000	418,000

Total revenues	11,082,000	8,714,000

COSTS OF PRODUCT REVENUES
PDT drug and device cost of product revenues	1,617,000	1,581,000
Non-PDT drug cost of product revenues	143,000	237,000

Total cost of product revenues	1,760,000	1,818,000

GROSS MARGINS
PDT drug and device product gross margins	9,365,000	6,715,000
Non-PDT drug product gross margins	(43,000)	181,000

Total gross margins	$9,322,000	$6,896,000

During the three-month periods ended March 31, 2011 and 2010, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	2011	2010

United States	97%	97%
Canada	2%	1%
Korea	1%	1%
Other	—	1%

Total	100%	100%

9) COMPREHENSIVE LOSS
For the three-month periods ended March 31, 2011 and 2010, comprehensive loss consisted of the following:

	March 31,	March 31,
	2011	2010

NET LOSS	$(605,000)	$(424,000)
Change in net unrealized gains on marketable securities available-for-sale	(24,000)	(34,000)

COMPREHENSIVE LOSS	$(629,000)	$(458,000)

10) SIGNIFICANT PRODUCT AGREEMENTS
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
Daewoong Agreement
     In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the three-month periods ended March 31, 2011 and 2010, the Company’s shipments of Levulan® Kerastick® to Daewoong were $0. At March 31, 2011 and December 31, 2010 the total revenues deferred associated with shipments to Daewoong were $423,000 and $487,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on delivery to end-users. Deferred revenues at March 31, 2011 and December 31, 2010 associated with milestone payments received from Daewoong were $1,180,000 and $1,232,000, respectively. The agreement with Daewoong also establishes a cumulative minimum purchase quantity over the first five years following regulatory approval. If Daewoong fails to meet its minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
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
11) INCOME TAXES
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

12) COMMITMENTS AND CONTINGENCIES
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

Third Amendment to Merger Agreement
     In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge Pharmaceuticals, LLC, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders. In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $237,000, is included in other accrued expenses in the accompanying Consolidated Balance Sheets.
     The Company has not accrued amounts for any other potential contingencies as of March 31, 2011.
     The Company is involved in legal matters arising in the ordinary course of business. Although the outcome of these matters cannot presently be determined, management does not expect that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operation.
Lease Arrangements
     The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. Total rent expense under operating leases was approximately $85,000 and $97,000 for the three-month periods ended years ended March 31, 2011 and 2010, respectively. Future minimum payments under lease arrangements at March 31, 2010 are as follows:

Operating
Years Ending December 31,	Lease Obligations
2011	$ 286,000
2012	389,000
2013	396,000
2014	366,000

Total	$ 1,437,000

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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the three months ended March 31, 2011.
RESULTS OF OPERATIONS — THREE MONTHS ENDING MARCH 31, 2011 VERSUS MARCH 31, 2010
Revenues — Total revenues for the three-month period ended March 31, 2011 were $11,082,000, as compared to $8,714,000 in 2010 and were comprised of the following:

	2011	2010	Increase/(Decrease)
PDT DRUG AND DEVICE PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$10,187,000	$7,549,000	$2,638,000
Canada	183,000	57,000	126,000
Korea	116,000	109,000	7,000
Rest of world	7,000	87,000	(80,000)

Subtotal Levulan® Kerastick® product revenues	10,493,000	7,802,000	2,691,000
BLU-U® PRODUCT REVENUES
United States	489,000	489,000	—
Canada	—	5,000	(5,000)

Subtotal BLU-U® product revenues	489,000	494,000	(5,000)
TOTAL PDT DRUG AND DEVICE PRODUCT REVENUES	10,982,000	8,296,000	2,686,000
TOTAL NON-PDT DRUG PRODUCT REVENUES	100,000	418,000	(318,000)

TOTAL PRODUCT REVENUES	$11,082,000	$8,714,000	$2,368,000

     For the three-month period ended March 31, 2011, total PDT drug and device products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $10,982,000. This represents an increase of $2,686,000 or 32%, over the comparable 2010 total of $8,296,000. The increase in revenues was driven by increased Kerastick® revenues in the United States.
     For the three-month period ended March 31, 2011, Kerastick® revenues were $10,493,000, representing an increase of $2,691,000 or 35%, over the comparable 2010 total of $7,802,000. Kerastick® unit sales to end-users for the three-month period ended March 31, 2011 were 75,213, including 72,036 sold in the United States, 1,938 sold in Canada and 1,239 sold in Korea. This represents an increase from 61,422 Kerastick® units sold in the three-month period ended March 31, 2010, including 59,214 sold in the United States, 600 sold in Canada, 1,116 sold in Korea and 492 sold in rest of world. Our average net selling price for the Kerastick® increased to $138.73 per unit for the three-month period ended March 31, 2011 from $125.15 per unit in 2010. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our international distributors. The increase in 2011 Kerastick® revenues was driven mainly by an increase in sales volumes in the United States as well as an increase in our overall average unit selling price.

     For the three-month period ended March 31, 2011, BLU-U® revenues were $489,000, a decrease of $5,000, or 1%, compared to the 2010 total of $494,000. In the United States BLU-U® revenues were flat with an increase in our overall average selling price being offset by a decrease in our sales volumes. In the three-month period ended March 31, 2011, there were 64 units sold, as compared to a total of 77 units sold in 2010. Our average net selling price for the BLU-U® increased to $7,434 for the three-month period ended March 31, 2011 from $6,198 for 2010. The increase in our average selling price over the prior year is a result of incentive discounting in the prior year in advance of the introduction of our new upgraded unit. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At March 31, 2011, there were approximately 21 units in the field pursuant to this evaluation program, compared to 28 units in the field at December 31, 2010. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
     We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. At present, we are continuing to evaluate the initiation of a DUSA-sponsored clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick®. The protocol objectives would be to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp. The timing of initiation of this study has been delayed as we refine the protocol in consultation with outside experts. We expect to complete our evaluation and determine next steps in the coming months.
     Non-PDT drug product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT drug product revenues for the three-month period ended March 31, 2011 were $100,000, compared to $418,000 for the comparable 2010 period. In 2011, the substantial majority of the Non-PDT Drug Product revenues were from sales of ClindaReach.® In 2010, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach® and royalties received from River’s Edge from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge ceased during the fourth quarter of 2010.
     The increase in our total product revenues for the three-month period ended March 31, 2011 compared to the comparable 2010 period results primarily from increased Kerastick® revenues in the United States, partially offset by a decrease in Non-PDT revenues. During 2011, our PDT segment revenues in the United States grew as a result of increased demand for our product, as well as our pricing strategies. With respect to Kerastick® prices, we announced a price increase in the fourth quarter of 2010, which became effective January 1, 2011. We intend to announce a price increase each year in the fourth quarter, which will become effective on January 1 of the following year. This strategy is likely to have a positive impact on sales in the fourth quarter of each year.
     Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, Photocure announced that it had sold Metvix/Metvixia to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia is commercially available in the U.S., however, product revenues have not been significant to date. In addition, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. We have also become aware that Photocure has announced plans to launch an ALA ester-based product, AllumeraTM, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. These products could negatively impact the market penetration of our PDT products. Also, softness in the international markets should be expected to continue. Based on product quantities and projected monthly sales at our distributor in Korea, we expect during 2011 some of that product will become short-dated and no longer saleable. Accordingly, during 2011 we expect to recognize the related revenues and costs of revenues, which are included in deferred revenues and other current assets, respectively, in the accompanying condensed consolidated balance sheets.
     Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers. In addition, we expect our Non-PDT product revenues for the full year 2011 to be reduced from 2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. We are considering other strategic alternatives relative to the Non-PDT asset portfolio.
     Also see the section entitled “Risk Factors —We May Not Achieve Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.”

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the three-month period ended March 31, 2011 were $1,760,000 as compared to $1,818,000 in 2010. A summary of the components of cost of product revenues and royalties is provided below:

			Increase/
	2011	2010	Decrease
Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct Levulan ® Kerastick ® Product costs	$768,000	$665,000	$103,000
Other Levulan® Kerastick® production costs including internal costs assigned to support products, net	14,000	114,000	(100,000)
Royalty and supply fees (1)	411,000	306,000	105,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	1,193,000	1,085,000	108,000
BLU-U ® Cost of Product Revenues
Direct BLU-U® Product Costs	257,000	277,000	(20,000)
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	167,000	219,000	(52,000)

Subtotal BLU-U® Cost of Product Revenues	424,000	496,000	(72,000)
TOTAL PDT DRUG AND DEVICE COST OF PRODUCT REVENUES AND ROYALTIES	1,617,000	1,581,000	36,000
Non-PDT Drug Cost of Product Revenues and Royalties	143,000	237,000	(94,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,760,000	$1,818,000	$(58,000)

(1)	Royalty and Supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of Levulan® Kerastick® in Canada.
Margins — Total product margins for the three-month period ended March 31, 2011 was $9,322,000, or 84%, as compared to $6,896,000, or 79%, for the comparable 2010 period, as shown below:

					Increase/
	2011		2010		(Decrease)
Levulan ® Kerastick ® gross margin	$9,300,000	89%	$6,717,000	86%	$2,583,000
BLU-U ® gross margin	65,000	13%	(2,000)	—	67,000

Total PDT drug and device gross margin	$9,365,000	85%	$6,715,000	81%	$2,650,000

Total Non-PDT gross margin	(43,000)	(43)%	$181,000	43%	(224,000)

TOTAL GROSS MARGIN	$9,322,000	84%	$6,896,000	79%	$2,426,000

     Kerastick® gross margins for the three-month period ended March 31, 2011 were 89% compared to 86% for the comparable 2010 period. The margin improvement for 2011 is attributable to increased U.S. sales volumes and an increase in our overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales which will be significantly dependent on increased volume. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the U.S.
     BLU-U® margins for the three-month period ended March 31, 2011 were 13% compared to 0% for the comparable 2010 period. The increase in gross margin is a result of an increase in our average selling price. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-U® units at low profit margins.
     Non-PDT drug product margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT drug product gross margins for the three-month period ended March 31, 2011 were (43)% compared to 43% for the comparable period in 2010. Non-PDT cost of goods sold for the first quarter of 2010 includes a charge of $48,000, net of insurance recoveries of $273,000, related to a shipment of ClindaReach that was lost while in-transit to us during the quarter.
Research and Development Costs — Research and development costs for the three-month period ended March 31, 2011 were $1,324,000 as compared to $1,110,000 in the comparable 2010 period. The increase in 2011 compared to 2010 was due primarily to increased spending related to the addition of medical science liaisons.
     At present, we are continuing to evaluate the initiation of a DUSA-sponsored clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick®. The protocol objectives would be to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp. The timing of initiation of this study has been delayed as we refine the protocol in consultation with outside experts. We expect to complete our evaluation and determine next steps in the coming months.
Marketing and Sales Costs — Marketing and sales costs for the three-month period ended March 31, 2011 were $3,973,000 as compared to $3,614,000 for the comparable 2010 period. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,590,000 for the three-month period ended March 31, 2011, compared to $2,457,000 in the comparable 2010 period. The increase in spending in 2011 in this category is due to increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,383,000 for the three-month period ended March 31, 2011, compared to $1,157,000 for the comparable 2010 period. The increase in this category is due primarily to an increase in expenditures related to sales training and promotional materials. We expect marketing and sales costs for the full year 2011 to increase over 2010 levels, but to decrease as a percentage of revenues.

General and Administrative Costs —General and administrative costs were $2,457,000 for the three-month period ended March 31, 2011 as compared to $2,463,000 for the comparable prior year period. For the three-month period ended March 31, 2011, an increase in compensation related charges was offset by a decrease in professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2011, we expect general and administrative costs to increase compared with 2010, but to decrease as a percentage of revenues.
Loss on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during the three-month periods ended March 31, 2011 and 2010 was $2,189,000 and $199,000, respectively, which resulted in non-cash losses in both periods. The changes in the fair value of the warrants are primarily due to changes in our stock price, our stock’s historical volatility and the length of time remaining prior to expiration.
Other Income, Net — Other income for the three-month period ended March 31, 2011 decreased compared to the comparable prior year period. Other income decreased to $16,000 from $66,000 during the same period in 2010. The decrease is generally due to decreased returns on our investments.
Income Taxes — There is no provision for income taxes due to the full valuation allowance. As of December 31, 2010, we had net operating loss carryforwards remaining of approximately $91,504,000 and tax credit carryforwards of approximately $1,759,000 for Federal tax purposes. These amounts expire at various times through 2030. We have provided a full valuation allowance against the net deferred tax assets at March 31, 2011 and December 31, 2010.
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
Net Loss — We reported a net loss of $605,000, or $0.02 per share, for the three-month period ended March 31, 2011, as compared to a net loss of $424,000, or $0.02 per share, for the comparable 2010 period. The increase in net loss is attributable to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
     At March 31, 2011, we had approximately $21,067,000 of total liquid assets, comprised of $12,474,000 of cash and cash equivalents and marketable securities available-for-sale totaling $8,593,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of March 31, 2011, our marketable securities had a weighted average yield to maturity of 1.14% and maturity dates ranging from April 2011 to December 2013. Our net cash generated by operations in 2011 was $1,580,000 versus $988,000 in 2010. The year-over-year increase in cash generated by operations is primarily attributable to a small increase in our net loss, offset by a significant increase in non-cash charges, including a loss of $2,189,000 on the change in the fair value of our warrants. Our net cash provided by (used in) investing activities was $2,075,000 in 2011 versus $(29,000) in 2010. Net cash provided by (used in) investing activities is primarily the result of our net purchases and maturities of marketable securities. Our net cash used in financing activities for 2011 and 2010 was $65,000 and $30,000, respectively; and is comprised of proceeds from stock option exercises, offset by settlements of restricted stock for tax withholding obligations. As of March 31, 2011 working capital (total current assets minus total current liabilities) was $22,593,000, as compared to $21,000,000 as of December 31, 2010. Total current assets increased by $960,000 during 2011, due primarily to increases in our cash and cash equivalents and inventory, offset in part by a decrease in our marketable securities, accounts receivable and prepaid and other current assets. Total current liabilities decreased by $633,000 during 2011 due primarily to decreases in accrued compensation and the current portion of deferred revenues, offset in part by increases in accounts payable and other accrued expenses . In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
     Although we achieved profitability for the full year 2010, we generated losses for the three-month periods ended March 31, 2011 and 2010 and have generated significant cumulative losses through March 31, 2011 while we conducted preclinical and clinical trials, engaged in research and development and dedicated resources to the commercialization of our products. We have also incurred significant losses from the impairment of assets acquired in the acquisition of Sirius. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements. We expect to incur additional research and development and other costs including costs related to preclinical studies and clinical trials during 2011. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in losses from operations.
     We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2010 and the three-month period ended March 31, 2011, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®. If we cannot continue to maintain positive cash flow from operations, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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

Cumulative Sales Milestone:	Additional Consideration:
$35.0 million	$1.0 million
$45.0 million	$1.0 million

Total	$2.0 million

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
Contractual Obligations and Other Commercial Commitments
L. Perrigo Company
     On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved ANDA owned by Perrigo. The agreement, which covers our ClindaReach® product, was assigned to us as part of the Sirius merger, and has been assigned by Perrigo to its affiliate, Perrigo Pharmaceuticals Company. During the fourth quarter of 2010, the parties executed an amendment to the agreement, which extends the initial term of the agreement through December 31, 2011, subject to certain rights to early termination. Perrigo’s affiliate is entitled to royalties on net sales of the product, including certain minimum royalties. For calendar year 2011, the minimum annual royalty is $250,000, subject to pro-ration in the event that the agreement is terminated early.
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
     In April 2009 we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $237,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011.

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
     For the years ended December 31, 2010, 2009 and 2008, actual royalties based on product sales were approximately $1,331,000, $1,019,000, and $873,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $103,000 as of March 31, 2011).
National Biological Corporation Amended And Restated Purchase And Supply Agreement
     On December 7, 2010, we extended the term of the 2004 Amended and Restated Purchase and Supply Agreement with National Biological Corporation, or NBC, the primary manufacturer of our BLU-U® light source, until December 31, 2011. We have an option to further extend the term for an additional two years if we purchase a certain number of units. The parties agreed upon a tiered price schedule based on the volume of purchases and updated certain quality control provisions. All other terms and conditions of the 2004 agreement remain in effect.
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
Research Agreements
     We have entered into various agreements for research projects and clinical studies. As of March 31, 2011, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,784,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2010 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
     Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at March 31, 2011:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,437,000	$383,000	$788,000	$266,000	$—
Purchase obligations (1, 2)	3,230,000	3,230,000	—	—	—
Minimum royalty obligations (3)	508,000	353,000	155,000	—	—

Total obligations	$5,175,000	$3,966,000	$943,000	$266,000	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under these operating leases was approximately $85,000 and $97,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

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
As of March 31, 2011, the weighted average rate of return on our investments was 1.14%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2011, the fair market value of the portfolio would decline by approximately $77,000. Declines in interest rates could, over time, reduce our interest income.
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
Currency Exchange Rates
Under our agreement with Daewoong, revenues we earn under the excess purchase price provision of the agreement, if any, are calculated based on end-user pricing in local currencies and converted to United States dollars before a determination is made whether any payments are due to us. These payments, if any, are made in United States dollars each reporting period.
Other exchange rates that we are subject to, such as the Canadian dollar, are not material to our operations.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our beliefs regarding off-label use, our intention to announce a price increase on an annual basis in the fourth quarter of each year, beliefs regarding softness in the international markets, beliefs regarding improved gross margins on Kerastick® from further volume growth and price increases in the United States, expectations regarding general and administrative costs, beliefs regarding our liquidity and capital resources, ability to raise funds through financing transactions and on reasonable terms, expectations regarding the payment of remaining milestones to former Sirius shareholders, beliefs regarding the effects of inflation, our expectations regarding the potential for reduction of headcount, curtailment of variable expenses, expectations regarding the initiation of and timing of our BASDI clinical trial, beliefs regarding the future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, expectations regarding additional market expansion, the impact on our market share of Galderma’s promotion of Metvixia®, expectations regarding the confidentiality of our proprietary information, beliefs regarding regulatory approvals, filings, timelines and environmental compliance, beliefs concerning patent disputes or patents issued to third parties, beliefs regarding litigation and the costs thereof, ability and intentions to obtain, secure, defend and enforce our patents, beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of decreases in the prices we charge for our products, our beliefs regarding the market for our products and our product candidate, expected use of cash resources, beliefs regarding research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants, beliefs regarding the effect of reimbursement policies on sales, revenues and market acceptance of our therapies, expectations for research and development programs and expenses, expectations for continuing operating losses and beliefs regarding competition, expectations regarding the adequacy and availability of insurance, expectations regarding sales and marketing costs and research and development costs, levels of interest income, beliefs regarding the need to and impact of raising additional funds to meet capital requirements and the potential dilution to our existing shareholders, beliefs regarding the potential for additional inspection and testing of our manufacturing facilities or additional FDA or legislative actions, beliefs regarding our manufacturing capabilities and impact on us if problems arise, beliefs regarding the dependence on key personnel, beliefs concerning product liability and insurance thereof, beliefs regarding our financial condition, results of operations cash flows and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding the adoption of our products, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and plans to seek improvement, our beliefs regarding the current and future preclinical and clinical development and testing of our potential products and technologies and the timing and costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, expectations related to the change in revenues of our PDT and Non-PDT products, beliefs regarding market share, beliefs regarding the growth in our PDT segment revenues, expectations regarding our manufacturing facility or any facility of our contract manufacturers, beliefs regarding our Nasdaq Global Market listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding a future ownership change or change of control, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, beliefs regarding competitive products, beliefs concerning revenues, beliefs concerning Peplin’s and Allumera’s impact on the market penetration of our PDT products, beliefs regarding our capital resource needs, beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, beliefs regarding economic recovery, beliefs regarding the failure to comply with FDA or other governmental regulatory requirements and the impact of such failure, beliefs regarding the global credit and financial market conditions on our business, including reimbursement, beliefs regarding production yields, costs or quality of our products, beliefs regarding market acceptance of our products, beliefs regarding collaborations with outside scientists, beliefs regarding our products becoming non-competitive or obsolete, expectations for losses, beliefs regarding patent protection of our current and future indications and impact on competition, beliefs regarding financial benefits from patent protection, beliefs regarding the timing of pricing changes, beliefs regarding the purchasing patterns of our customers and our beliefs regarding our ability to be profitable each quarter and the affect of fluctuations in the demand for our product. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
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
Risks Related To DUSA
Any Failure To Comply With Ongoing Governmental Regulations In The United States And Elsewhere Will Limit Our Ability To Market Our Products And Achieve Profitability On A Quarterly Basis.
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
We May Not Achieve Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Significantly Higher Quantities Of Our Products.
If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Achieve Profitability On A Quarterly Basis Could Be Delayed.
     On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. Photocure sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, in October 2009, and while we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to achieve profitability on an ongoing basis. Metvixia’s U.S. product revenues have not been significant to date. In addition, Leo Pharma, a Danish corporation that acquired Peplin® in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. We have also become aware that Photocure has announced plans to launch an ALA ester-based product, AllumeraTM, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. These products could negatively impact the market penetration of our PDT products. Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.
If We Do Not Continue To Generate Positive Cash Flow, We May Need More Capital.
We have approximately $21,067,000 in cash, cash equivalents and marketable securities as of March 31, 2011. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia®. In addition, we expect our Non-PDT product revenues for 2011 to be reduced from 2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.
We Have Had Significant Cumulative Losses And May Have Losses In The Future.
We reported net losses of $605,000 and $424,000 for the three-month periods ended March 31, 2011 and 2010, respectively. Prior to 2010, we had a history of annual operating losses and we may incur losses in the future. We reported net income (loss) of $2,703,000, $(2,508,000) and $(6,250,000) for the years ended December 31, 2010, 2009 and 2008, respectively. As of March 31, 2011, our accumulated deficit was approximately $142,262,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in future losses from operations.
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
Global Credit And Financial Market Conditions May Affect Our Business.
Sales of our products are dependent, in large part, on reimbursement from government health and administration authorities, private health insurers, distribution partners and other organizations. As a result of the global credit and financial market conditions, government authorities and private insurers may not satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenues.
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
Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.
Except for Levulan® PDT for AKs, the BLU-U® for acne, the ClindaReach® pledget and other products we acquired in our merger with Sirius, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including the planning of our BASDI clinical study, and subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:
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
Photocure ASA received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. Photocure sold Metvix/Metvixia to Galderma, S.A., a large dermatology company, in October 2009, and while we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date.
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
If insurance companies do not cover our products, or government payors, reduce the amounts of coverage or stop covering our products which are covered, our sales could be dramatically reduced.
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
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 91 employees, including 1 part-time employee, as of March 31, 2011. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
On May 30, 2006, we entered into a patent license agreement with Photocure ASA whereby we granted a non-exclusive license to Photocure under the patents we license from PARTEQ, for esters of ALA. Furthermore, we granted a non-exclusive license to Photocure for its existing formulations of its Hexvix® and Metvix® (known in the United States as Metvixia®) products for any of our patents that may issue or be licensed by us in the future. Photocure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product, and its price is comparable to the price of Levulan®. Photocure sold Metvix/Metvixia to Galderma, S.A., a large dermatology company in October 2009, and while we are entitled to royalties on net sales of Metvixia, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date.
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
In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. During 2009 and 2010, our common stock traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2010 to March 31, 2011, the price of our stock has ranged from a low of $1.32 to a high of $5.30. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.
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
Future Sales Of Securities May Cause Our Stock Price To Decline.
As of April 15, 2011, there were outstanding options and warrants to purchase 4,172,000 shares of common stock, with exercise prices ranging from $1.10 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were 882,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. [REMOVED AND RESERVED].
ITEM 5. OTHER INFORMATION.
On May 5, 2011, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter ended March 31, 2011. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2010, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 5, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: May 5, 2011

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: May 5, 2011

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2009, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 5, 2011.