Form 10-Q
period 2011-06-30
DUSA PHARMACEUTICALS INC
filed 2011-08-02
CIK 879993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, the registrant had 24,649,364 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC. TABLE OF CONTENTS TO FORM 10-Q

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (Unaudited)	3
- Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010 (Unaudited)	4
- Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010 (Unaudited)	5
- Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Removed and Reserved	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	34
Exhibit Index	35
EX-10.1
EX-10.2
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
ITEM 1. FINANCIAL STATEMENTS
DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,742,907	$8,884,402
Marketable securities	3,378,403	10,762,559
Accounts receivable, net of allowance for doubtful accounts of $58,000 and $60,000 in 2011 and 2010, respectively	2,157,047	3,311,467
Inventory	2,985,693	2,165,220
Prepaid and other current assets	1,121,303	1,344,062

TOTAL CURRENT ASSETS	30,385,353	26,467,710
Restricted cash	175,306	174,753
Property, plant and equipment, net	1,575,680	1,582,777
Deferred charges and other assets	66,333	68,099

TOTAL ASSETS	$32,202,672	$28,293,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,128,250	$162,742
Accrued compensation	788,790	2,243,997
Other accrued expenses	2,572,295	2,348,838
Deferred revenue	601,814	712,338

TOTAL CURRENT LIABILITIES	5,091,149	5,467,915
Deferred revenue	1,822,628	1,917,237
Warrant liability	4,267,923	1,203,553
Other liabilities	166,412	181,153

TOTAL LIABILITIES	11,348,112	8,769,858

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital Stock Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,649,364 and 24,239,365 shares of common shares, no par, at June 30, 2011 and December 31, 2010, respectively	151,985,400	151,703,468
Additional paid-in capital	9,971,055	9,399,434
Accumulated deficit	(141,150,905)	(141,656,600)
Accumulated other comprehensive income	49,010	77,179

TOTAL SHAREHOLDERS’ EQUITY	20,854,560	19,523,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,202,672	$28,293,339

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Product revenues	$9,762,822	$8,700,937	$20,844,886	$17,414,817
Cost of product revenues	1,594,189	1,782,108	3,354,559	3,600,293

GROSS MARGIN	8,168,633	6,918,829	17,490,327	13,814,524
Operating costs:
Research and development	1,108,774	1,250,411	2,432,418	2,360,078
Marketing and sales	3,288,573	3,137,985	7,261,797	6,751,784
General and administrative	2,554,787	2,247,066	5,012,034	4,710,230
Gain on sale of assets	(750,000)	—	(750,000)	—

TOTAL OPERATING COSTS	6,202,134	6,635,462	13,956,249	13,822,092

INCOME (LOSS) FROM OPERATIONS	1,966,499	283,367	3,534,078	(7,568)

Loss on change in fair value of warrants	(875,437)	(157,015)	(3,064,370)	(356,290)
Other income	19,533	61,842	35,987	127,569

NET INCOME (LOSS)	$1,110,595	$188,194	$505,695	$(236,289)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.05	$0.01	$0.02	$(0.01)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.01	$0.02	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	24,539,627	24,187,569	24,412,221	24,155,194

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	26,813,329	24,566,476	26,334,058	24,155,194

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$505,695	$(236,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of premiums and discounts on marketable securities	(9,676)	5,414
Share-based compensation	571,621	488,031
Depreciation and amortization	217,299	198,383
Loss on change in fair value of warrants	3,064,370	356,290
Gain on sale of assets	(750,000)	—
Deferred revenues recognized	(205,133)	(370,195)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	1,154,420	702,379
Inventory	(820,473)	(94,146)
Prepaid and other assets	224,525	400,767
Accounts payable, accrued compensation and other accrued expenses	(266,242)	(368,387)
Other liabilities	(14,741)	(28,667)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,671,665	1,053,580

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(1,499,337)	(3,000,000)
Proceeds from maturities and sales of marketable securities	8,865,000	110,000
Proceeds from sale of assets	750,000	—
Restricted cash	(553)	(218)
Purchases of property, plant and equipment	(210,202)	(86,562)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,904,908	(2,976,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock option exercises	515,689	21,643
Settlements of restricted stock for tax withholding obligations	(233,757)	(42,490)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	281,932	(20,847)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,858,505	(1,944,047)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,884,402	7,613,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,742,907	$5,669,331

See the accompanying Notes to the Condensed Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) BASIS OF PRESENTATION
The Condensed Consolidated Balance Sheet as of June 30, 2011, the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of December 31, 2010 included herein was derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
2) NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “ Comprehensive Income (Topic 220) ” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “ Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company means January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.
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
The following table presents the Company’s financial instruments recorded at fair value in the Condensed Consolidated Balance Sheet, classified according to the three categories described above:

		Fair Value Measurements at June 30, 2011
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$20,743,000	$20,743,000	$—	$—
United States government-backed securities	2,831,000	—	2,831,000	—
Corporate securities	547,000	—	547,000	—

Total assets at fair value	$24,121,000	$20,743,000	$3,378,000	$—

Liabilities
Warrant liability	4,268,000	—	—	4,268,000

Total liabilities at fair value	$4,268,000	$—	$—	$4,268,000

		Fair Value Measurements at December 31, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,884,000	$8,884,000	$—	$—
United States government-backed securities	9,985,000	—	9,985,000	—
Corporate securities	778,000	—	778,000	—

Total assets at fair value	$19,647,000	$8,884,000	$10,763,000	$—

Liabilities
Warrant liability	1,204,000	—	—	1,204,000

Total liabilities at fair value	$1,204,000	$—	$—	$1,204,000

     The Company reviewed the level classifications of its investments at June 30, 2011 compared to December 31, 2010 and determined that there were no significant transfers between levels in the six-month period ended June 30, 2011.
     The table below includes a rollforward of the balance sheet amounts for the six-month periods ended June 30, 2011 and 2010 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended June 30, 2011
		Total
		Unrealized	Purchases,
	Fair Value	Loss	Sales,	Transfers
	at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	April 1,	Statement	Settlements,	Out of	June 30,	Unrealized
	2011	Of Operations	net	Level 3	2011	Losses in 2011
Warrant Liability	$3,393,000	$875,000	$—	$—	$4,268,000	$(875,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three-Month Period Ended June 30, 2010
		Total
		Unrealized	Purchases,
		Loss	Sales,	Transfers
	Fair Value at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	April 1,	Statement Of	Settlements,	Out of	June 30	Unrealized
	2010	Operations	net	Level 3	2010	Gains in 2010
Warrant Liability	$1,012,000	$157,000	$—	$—	$1,169,000	$(157,000)

	Six-Month Period Ended June 30, 2011
		Total
		Unrealized	Purchases,
	Fair Value	Loss	Sales,	Transfers
	at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	January 1,	Statement Of	Settlements,	Out of	June 30,	Unrealized
	2011	Operations	net	Level 3	2011	Losses in 2011
Warrant Liability	$1,204,000	$3,064,000	$—	$—	$4,268,000	$(3,064,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six-Month Period Ended June 30, 2010
		Total
		Unrealized	Purchases,
		Loss	Sales,	Transfers
	Fair Value at	Recognized in	Issuances,	In and/or	Fair Value at	Change in
	January 1,	Statement Of	Settlements,	Out of	June 30	Unrealized
	2010	Operations	net	Level 3	2010	Gains in 2010
Warrant Liability	$813,000	$356,000	$—	$—	$1,169,000	$(356,000)

Marketable Securities
     The Company’s marketable securities consist of the following:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$2,804,000	$27,000	$—	$2,831,000
Corporate securities	525,000	22,000	—	547,000

Total marketable securities	$3,329,000	$49,000	$—	$3,378,000

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government-backed securities	$9,954,000	$34,000	$(3,000)	$9,985,000
Corporate securities	732,000	46,000	—	778,000

Total marketable securities	$10,686,000	$80,000	$(3,000)	$10,763,000

     The Company amortizes or accretes the premiums and discounts paid for the securities into interest income over the period to maturity of the securities. The decrease in net unrealized gains on such securities for the six-month periods ended June 30, 2011 and 2010 was $28,000 and $75,000, respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Condensed Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0 for the six-month periods ended June 30, 2011 and 2010. As of June 30, 2011, current yields range from 0.21% to 6.27% and maturity dates range from July 2011 to January 2013.
Common Stock Warrants
     Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Condensed Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash losses for the three and six-month periods ended June 30, 2011 were $875,000 and $3,064,000, respectively, compared with $157,000 and $356,000, respectively, for the comparable 2010 periods. At June 30, 2011 and December 31, 2010, the aggregate fair value of these warrants was $4,268,000 and $1,204,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Expected volatility	63.7%	81%
Remaining contractual term (years)	1.8	2.3
Risk-free interest rate	0.5%	0.7%
Expected dividend yield	0%	0%
Common stock price	$6.22	$2.45
4) CONCENTRATIONS
The Company invests cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The Company manages the credit risk associated with its investments in marketable securities by investing in U.S. government securities and investment grade corporate bonds. The Company’s exposure to credit risk relating to its accounts receivable is limited. To manage credit risk in accounts receivable, the Company performs regular credit evaluations of its customers and provides allowances for potential credit losses, when applicable. At June 30, 2011, one customer represented 12% of the Company’s accounts receivable balance. The Company is dependent upon sole-source suppliers for a number of its products. There can be no assurance that these suppliers will be able to meet the Company’s future requirements for such products or parts or that they will be available at favorable terms. Any extended interruption in the supply of any such products or parts or any significant price increase could have a material adverse effect on the Company’s operating results in any given period.
5) INVENTORY
Inventory consisted of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$1,554,000	$907,000
BLU-U® evaluation units	86,000	129,000
Work in process	158,000	371,000
Raw materials	1,188,000	758,000

Total	$2,986,000	$2,165,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated life of three years to approximate its net realizable value.
6) OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010

Research and development costs	$98,000	$231,000
Marketing and sales costs	244,000	195,000
Reserve for sales returns and allowances	187,000	125,000
Other product related costs	899,000	798,000
Legal and other professional fees	406,000	308,000
Due to former Sirius shareholders	241,000	232,000
Employee benefits	336,000	298,000
Other expenses	161,000	162,000

Total	$2,572,000	$2,349,000

7) SHARE-BASED COMPENSATION
Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six-month periods ended June 30, 2011 and 2010 included the following line items:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Cost of product revenues	$16,000	$12,000	$25,000	$27,000
Research and development	40,000	30,000	67,000	65,000
Marketing and sales	53,000	19,000	107,000	46,000
General and administrative	266,000	215,000	373,000	350,000

Share-based compensation expense	$375,000	$276,000	$572,000	$488,000

Incentive And Non-qualified Stock Options —
The weighted-average estimated fair values of employee stock options granted during the three and six-month periods ended June 30, 2011 were $3.83 and $2.89 per share, respectively, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three months	Six months
	ended June 30, 2011

Expected volatility	77.69%	77.03%
Risk-free interest rate	2.01%	2.33%
Expected dividend yield	0%	0%
Expected life-directors and officers (years)	5.94	5.94
Expected life-non-officer employees (years)	5.58	5.58
A summary of stock option activity for the six-month period ended June 30, 2011 is as follows:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(Years)	Value
Outstanding, beginning of period, January 1, 2011	3,064,050	$4.09		$
Options granted	134,300	$4.38
Options forfeited	(6,425)	$1.48
Options expired	(82,500)	$14.10
Options exercised	(273,338)	$1.89

Outstanding, end of period	2,836,087	$4.03	4.34	$8,673,000

Exercisable, end of period	1,848,314	$5.16	3.80	$4,417,000

Options vested and expected to vest, end of period	2,696,462	$4.13	4.28	$8,094,000

Unvested Shares Of Common Stock —
A summary of unvested shares of common stock activity for the six-month periods ended June 30, 2011 and 2010 is as follows:

	2011	2010
Outstanding, beginning of period,	586,000	393,250
Shares granted	506,000	308,000
Shares vested	(191,250)	(104,000)

Outstanding, end of period	900,750	597,250

Weighted average grant date fair value of shares vested during period	$1.88	$1.43
Weighted average grant date fair value of shares granted during period	$4.42	$1.65
Weighted average grant date fair value of unvested shares, end of period	$3.08	$1.52
Weighted average remaining years to vest	3.00	3.14

     At June 30, 2011 total unrecognized estimated compensation cost related to non-vested common shares was $2,393,000, which is expected to be recognized over a weighted average period of 2.98 years. At June 30, 2011 total unrecognized estimated compensation cost related to stock options was $1,014,000 which is expected to be recognized over a weighted average period of 2.38 years.
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

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Weighted average common shares outstanding-basic	24,539,627	24,187,569	24,412,221	24,155,194
Stock options, warrants and unvested shares of common stock	2,273,702	378,907	1,921,837	—

Weighted average common shares outstanding-diluted	26,813,329	24,566,476	26,334,058	24,155,194

The following stock options were not included in weighted average diluted common shares outstanding because they are anti-dilutive:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Stock options	852,000	2,212,000	890,000	3,134,000
Warrants	—	1,145,000	—	1,395,000
Unvested shares of common stock	—	—	—	597,000

Total	852,000	3,357,000	890,000	5,126,000

9) SEGMENT REPORTING
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

	Three-month period ended		Six-month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES
PDT drug and device product revenues	$9,671,000	$8,411,000	$20,653,000	$16,707,000
Non-PDT product revenues	92,000	290,000	192,000	708,000

Total revenues	9,763,000	8,701,000	20,845,000	17,415,000

COSTS OF REVENUES
PDT drug and device cost of product revenues	1,457,000	1,462,000	3,074,000	3,043,000
Non-PDT cost of product revenues	137,000	320,000	281,000	557,000

Total costs of product revenues	1,594,000	1,782,000	3,355,000	3,600,000
GROSS MARGIN
PDT drug and device product gross margin	8,214,000	6,949,000	17,579,000	13,664,000
Non-PDT product gross margin	(45,000)	(30,000)	(89,000)	151,000

Total gross margin	$8,169,000	$6,919,000	$17,490,000	$13,815,000

During the three and six-month periods ended June 30, 2011 and 2010, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

United States	99%	95%	98%	96%
Canada	—%	2%	1%	1%
Korea	1%	1%	1%	1%
Other	—%	2%	—%	2%

Total	100%	100%	100%	100%

10) COMPREHENSIVE INCOME (LOSS)
For the three and six-month periods ended June 30, 2011 and 2010, comprehensive loss consisted of the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

NET INCOME (LOSS)	$1,111,000	$188,000	$506,000	$(236,000)
Change in net unrealized gains on marketable securities available-for-sale	(4,000)	(41,000)	(28,000)	(75,000)

COMPREHENSIVE INCOME (LOSS)	$1,107,000	$147,000	$478,000	$(311,000)

11) SIGNIFICANT PRODUCT AGREEMENTS
Stiefel Agreement
     In the third quarter of 2010, the Company gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as the Company’s exclusive marketing and distribution partner for the Company’s product, the Levulan® Kerastick®, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000.
Daewoong Agreement
     In January 2007 the Company licensed to Daewoong Pharmaceutical Co., LTD. and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, the exclusive rights to market Levulan® PDT in Korea and other Asia Pacific countries for payments by Daewoong of up to $3,500,000. The Company also manufactures and supplies finished product for Daewoong, which the Company began shipping in October 2007. In consideration for the transaction Daewoong agreed to pay the Company as follows: (i) $1,000,000 upon contract signing; (ii) $1,000,000 upon achieving regulatory approval in Korea; and (iii) two installments of $750,000 each for cumulative end-user sales totaling 200,000 units and 500,000 units. Daewoong launched the product in November 2007 in Korea. The Company is deferring and recognizing the up-front and regulatory approval milestones as license revenues on a straight-line basis, beginning with product launch in the territory through the fourth quarter of 2016, which is the term of the Daewoong Agreement. Daewoong pays a fixed price per unit for the inventory and an Excess Purchase Price, as defined in the agreement, if the Average Selling Price to end-users during any calendar quarter exceeds a certain threshold. During the six-month periods ended June 30, 2011 and 2010, the Company’s shipments of Levulan® Kerastick® to Daewoong were $0. At June 30, 2011 and December 31, 2010 the total revenues deferred associated with shipments to Daewoong were $386,000 and $487,000, respectively, in accordance with the Company’s policy of deferring revenues during a product’s launch phase and recognizing revenues based on delivery to end-users. Deferred revenues at June 30, 2011 and December 31, 2010 associated with milestone payments received from Daewoong were $1,130,000 and $1,232,000, respectively. The agreement with Daewoong also establishes regulatory milestones and cumulative minimum purchase quantities over the first five years following regulatory approval. If Daewoong fails to meet its regulatory milestones or minimum purchase quantities, the Company may, in addition to other remedies, at its sole discretion, appoint one or more other distributors in the covered territories, or terminate the agreement.
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

     Photocure is obligated to pay the Company royalties on sales of its ester products to the extent they are covered by the Company’s patents in the U.S. and certain other territories. As part of the agreement, Photocure paid the Company a prepaid royalty in the amount of $1,000,000 in 2006. Revenues recognized pursuant to the Photocure Agreement have not been material to date. The balance of the prepaid royalty under the Photocure Agreement is included in deferred revenues in the accompanying Condensed Consolidated Balance Sheets.
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

Third Amendment to Merger Agreement
     In April 2009, the Company and the former shareholders of Sirius entered into a letter agreement providing for the consent of the former Sirius shareholders to the Amendment to the License Agreement with River’s Edge Pharmaceuticals, LLC, a release, and the Third Amendment to the Merger Agreement, dated as of December 30, 2005, by and among the DUSA Pharmaceuticals, Inc., Sirius and the shareholders of Sirius. Pursuant to the Merger Agreement prior to this amendment, the Company agreed to pay additional consideration after the closing of the merger to the former shareholders of Sirius based upon the attainment of pre-determined total cumulative sales milestones for the products acquired from Sirius over the period ending 50 months from the date of the March 2006 closing of the original Merger Agreement. Pursuant to the agreements entered into in April 2009, the Company agreed to extend the Milestone Termination Date from 50 months from the date of the closing of the original Merger Agreement until December 31, 2011 and to include in the definition of Net Sales in the Merger Agreement payments which the Company may receive from the divestiture of Sirius products. The Third Amendment to the Merger Agreement also removes the Company’s obligation to market the Sirius products according to certain previously required standards and allows the Company to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders. In April 2009 the Company paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the Merger Agreement if cumulative Net Sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then the Company has agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $241,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
     The Company has not accrued amounts for any other potential contingencies as of June 30, 2011.

     The Company is involved in legal matters arising in the ordinary course of business. Although the outcome of these matters cannot presently be determined, management does not expect that the resolution of these matters will have a material effect on the Company’s financial position or results of operation.
Lease Arrangements
     The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. For the six-month periods ended June 30, 2011 and 2010, total rent expense under operating leases was approximately $175,000 and $195,000, respectively. Future minimum payments under lease arrangements at June 30, 2011 are as follows:

Operating
Years Ending December 31,	Lease Obligations
2011	$191,000
2012	389,000
2013	396,000
2014	367,000

Total	$1,343,000

14) GAIN ON SALE OF ASSETS
     On June 30, 2011 the Company entered into an Asset Purchase Agreement with Acella Pharmaceuticals, LLC (Acella) pursuant to which the Company sold to Acella U.S. Patent No. 6,979,468 covering Nicomide® , together with the trademarks Nicomide® and Nicomide-T® , and related domain names (the Divested Assets). The Divested Assets, which had a carrying value of $0, were sold for cash consideration of $750,000, all of which was paid at the closing. The Company ceased selling Nicomide® in June, 2008. The agreement includes customary representations, warranties and covenants for a transaction of this type.
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
     We are marketing Levulan® PDT under an exclusive worldwide license of patents, many of which have expired, and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.
     We are responsible for manufacturing our Levulan® Kerastick® and for the regulatory, sales, marketing, and customer service and other related activities for all of our products, including our Levulan® Kerastick®.
     Sirius Laboratories, Inc., or Sirius, a dermatology specialty pharmaceuticals company, was founded in 2000 with a primary focus on the treatment of acne vulgaris and acne rosacea. We merged with Sirius in March 2006. On June 30, 2011, we sold the patent that covers Nicomide®, the key product which we acquired from Sirius, together with the trademarks, Nicomide and Nicomide-T, and related domain names to Acella Pharmaceuticals, LLC for $750,000 in cash. The entire purchase price was paid at the closing of the transaction.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the six months ended June 30, 2011.
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2011 VERSUS JUNE 30, 2010
Revenues — Total revenues for the three and six-month periods ended June 30, 2011 were $9,763,000 and $20,845,000, respectively, as compared to $8,701,000 and $17,415,000 in 2010, and were comprised of the following:

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$9,136,000	$7,568,000	$1,568,000	$19,323,000	$15,117,000	$4,206,000
Canada	—	169,000	(169,000)	183,000	225,000	(42,000)
Korea	83,000	104,000	(21,000)	199,000	213,000	(14,000)
Rest-of-world	—	132,000	(132,000)	8,000	219,000	(211,000)

Subtotal Levulan® Kerastick® product revenues	9,219,000	7,973,000	1,246,000	19,713,000	15,774,000	3,939,000

BLU-U® PRODUCT REVENUES
United States	452,000	438,000	14,000	940,000	928,000	12,000
Canada	—	—	—	—	5,000	(5,000)

Subtotal BLU-U® product revenues	452,000	438,000	14,000	940,000	933,000	7,000

TOTAL PDT PRODUCT REVENUES	9,671,000	8,411,000	1,260,000	20,653,000	16,707,000	3,946,000

TOTAL NON-PDT PRODUCT REVENUES	92,000	290,000	(198,000)	192,000	708,000	(516,000)

TOTAL PRODUCT REVENUES	$9,763,000	$8,701,000	$1,062,000	$20,845,000	$17,415,000	$3,430,000

     For the three and six-month periods ended June 30, 2011, total PDT products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $9,671,000 and $20,653,000, respectively. This represents an increase of $1,260,000, or 15%, and 3,946,000, or 24%, over the comparable 2010 totals of $8,411,000 and $16,707,000, respectively. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States.
     For the three and six-month periods ended June 30, 2011, Kerastick® revenues were $9,219,000, and $19,713,000, respectively, representing a $1,246,000, or 16%, and $3,939,000, or 25%, increase over the comparable 2010 totals of $7,973,000, and $15,774,000, respectively. Kerastick® unit sales to end-users were 65,706 and 140,919, for the three and six-month periods ended June 30, 2011, respectively, including on a year-to date basis 137,046 sold in the United States 1,938 sold in Canada, and 1,935 sold in Korea. This represents an increase from 61,778 and 123,200 Levulan® Kerastick® units sold in the three and six-month periods ended June 30, 2010, respectively, including on a year-to date basis 117,504 sold in the United States 2,388 sold in Canada, 2,124 sold in Korea and 1,184 sold in rest-of-world. Our overall average net selling price for the Kerastick® increased to $139.13 per unit for the first six months of 2011 from $125.87 per unit for the first six months of 2010. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our international distributors. The increase in 2011 Kerastick® revenues was driven mainly by an increase in sales volumes in the United States as well as an increase in our overall average unit selling price. In addition, we initiated a 5% price increase effective on May 1, 2010, which we believe positively impacted Kerastick® revenues in the second quarter of 2010.
     For the three and six-month periods ended June 30, 2011, BLU-U® revenues were $452,000 and $940,000, respectively, representing a $14,000, or 3%, and $7,000, or 1%, increase over the comparable 2010 totals of $438,000 and $933,000, respectively. On a year-to-date basis, in the United States BLU-U® revenues increased 1% overall with an increase in our overall average selling price being offset by a decrease in our sales volumes. In the three and six-month periods ended June 30, 2011, there were 56 and 120 units sold, respectively, versus 63 and 140 units sold, respectively, in the comparable 2010 periods. All of the units sold in both years were sold in the United States, except for one unit sold in Canada in the first quarter of 2010. In 2011 on a year-to-date basis, our average net selling price for the BLU-U® increased to $7,574 from $6,438 in 2010. The increase in our average selling price over the prior year is a result of incentive discounting in the prior year in advance of the introduction of our new upgraded unit, which was launched in April 2010. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At June 30, 2011, there were approximately 21 units in the field pursuant to this evaluation program, compared to 28 units in the field at December 31, 2010. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years.
     We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. At present, we are finalizing the clinical site selection for an exploratory DUSA-sponsored clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick®. The protocol objectives would be to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas. We are planning on initiating the study in the second half of 2011 at 6-8 clinical sites. We expect that the study will cost approximately $2.0 million.
     Non-PDT product revenues reflect the revenues generated by the products acquired as part of our acquisition of Sirius. Total Non-PDT product revenues for the three and six-month periods ended June 30, 2011 were $92,000 and $192,000, respectively, compared to $290,000 and $708,000, respectively for the comparable 2010 periods. In 2011, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach®. In 2010, the substantial majority of the Non-PDT product revenues were from sales of ClindaReach® and royalties received from River’s Edge Pharmaceuticals, LLC, or River’s Edge, from sales of the AVAR® product line. Royalties from our license of the AVAR® product line with River’s Edge ceased during the fourth quarter of 2010 pursuant to the terms of our agreement with River’s Edge.
     The increase in our total revenues for the three and six-month periods ended June 30, 2011 compared with the comparable periods in 2010 results primarily from increased Kerastick® revenues in the United States, partially offset by decreases in international Kerastick® revenues and Non-PDT revenues. During 2011, our PDT segment revenues in the United States grew as a result of increased demand for our product, as well as our pricing strategies. With respect to Kerastick® prices, we announced price increases in the second and fourth quarters of 2010, which became effective on May 1, 2010 and January 1, 2011, respectively. In the future, we intend to announce an annual price increase in the fourth quarter of each year, which will become effective on January 1 of the following year. This strategy is likely to have a positive impact on sales in the fourth quarter of each year. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition particularly from Metvixia® and Allumera™. Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by Photocure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and this product is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia is commercially available in the U.S.; however, product revenues have not been significant to date. Also, in June 2011 Photocure announced the commercial launch of an ALA ester-based product, AllumeraTM, as a cosmetic, which could cause disruption in the marketplace. In addition, Leo Pharma, a Danish corporation that acquired Peplin in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. These products could negatively impact the market penetration of our PDT products. Also, we expect softness in the international markets to continue. Based on product quantities and projected monthly sales at our distributor in Korea, we expect that during 2011 some product in this distributor’s inventory will become short-dated and no longer saleable. Accordingly, during 2011, we expect to recognize the related revenues and costs of revenues, which are included in deferred revenues and other current assets, respectively, in the accompanying condensed consolidated balance sheets.
     Our ability to be maintain profitability on a quarterly basis may be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.
     In addition, we expect our Non-PDT product revenues for the full year 2011 to be reduced from 2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. During the second quarter of 2011, we entered into an Asset Purchase Agreement with Acella Pharmaceuticals, LLC, or Acella, pursuant to which we sold to Acella U.S. Patent No. 6,979,468 covering Nicomide®, together with the trademarks Nicomide® and Nicomide-T®, and related domain names. These Assets were sold for cash consideration of $750,000, all of which was paid at the closing of the transaction. We ceased selling Nicomide® in June 2008. We continue to consider other strategic transactions for the remaining Non-PDT asset portfolio we acquired from Sirius.
     Also see the section entitled “Risk Factors —We May Not Achieve Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.”
Cost of Product Revenues — Cost of product revenues for the three and six-month periods ended June 30, 2011 were $1,594,000 and $3,355,000 as compared to $1,782,000 and $3,600,000 in the comparable periods in 2010. A summary of the components of cost of product revenues and royalties is provided below:

	Three months ended June 30,
			Increase/
	2011	2010	(Decrease)
Levulan® Kerastick® cost of product revenues and royalties
Direct and indirect Levulan® Kerastick® product costs	$656,000	$682,000	$(26,000)
Royalty and supply fees (1)	363,000	311,000	52,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$1,019,000	$993,000	$26,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$225,000	$235,000	$(10,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	213,000	234,000	(21,000)

Subtotal BLU-U® cost of product revenues	$438,000	$469,000	$(31,000)

TOTAL PDT COST OF PRODUCT REVENUES AND ROYALTIES	$1,457,000	$1,462,000	$(5,000)

Non-PDT drug cost of product revenues and royalties	$137,000	$320,000	$(183,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,594,000	$1,782,000	$(188,000)

	Six months ended June 30,
			Increase/
	2011	2010	(Decrease)
Levulan® Kerastick® cost of product revenues and royalties
Direct and indirect Levulan® Kerastick® product costs	$1,438,000	$1,461,000	$(23,000)
Royalty and supply fees (1)	774,000	617,000	157,000

Subtotal Levulan® Kerastick® cost of product revenues and royalties	$2,212,000	$2,078,000	$134,000

BLU-U® cost of product revenues
Direct BLU-U® product costs	$482,000	$512,000	$(30,000)
Other BLU-U® product costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians offices	380,000	453,000	(73,000)

Subtotal BLU-U® cost of product revenues	$862,000	$965,000	$(103,000)

TOTAL PDT COST OF PRODUCT REVENUES AND ROYALTIES	$3,074,000	$3,043,000	$31,000

Non-PDT drug cost of product revenues and royalties	$281,000	$557,000	$(276,000)

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$3,355,000	$3,600,000	$(245,000)

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health Inc. on sales of Levulan® Kerastick® in Canada
Margins — Total product margins for the three and six-month periods ended June 30, 2011 were $8,169,000 and $17,490,000, respectively, as compared to $6,919,000 and $13,815,000 for the comparable 2010 periods, as shown below:

	Three months ended June 30,
					Increase/
	2011		2010		(Decrease)
Levulan® Kerastick® gross margin	$8,200,000	89%	$6,980,000	88%	$1,220,000
BLU-U® gross margin	14,000	3%	(31,000)	(7%)	45,000

Total PDT drug & device gross margin	$8,214,000	85%	$6,949,000	83%	$1,265,000

Total Non-PDT drug gross margin	(45,000)	(50%)	(30,000)	(10%)	(15,000)

TOTAL GROSS MARGIN	$8,169,000	84%	$6,919,000	80%	$1,250,000

	Six months ended June 30,
					Increase/
	2011		2010		(Decrease)
Levulan® Kerastick® gross margin	$17,501,000	89%	$13,696,000	87%	$3,805,000
BLU-U® gross margin	78,000	8%	(32,000)	(3%)	110,000

Total PDT drug & device gross margin	$17,579,000	85%	$13,664,000	82%	$3,915,000

Total Non-PDT drug gross margin	(89,000)	(46%)	151,000	21%	(240,000)

TOTAL GROSS MARGIN	$17,490,000	84%	$13,815,000	79%	$3,675,000

     Kerastick® gross margins for the three and six-month periods ended June 30, 2011 were 89% as compared to 88% and 87%, respectively, in the comparable 2010 periods. The margin improvement for 2011 is attributable to increased U.S. sales volumes and an increase in our overall average selling price. Our long-term goal is to achieve higher gross margins on Kerastick® sales. Achievement of this goal will be significantly dependent on increased volume. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the United States.
     BLU-U® margins for the three and six-month periods ended June 30, 2011 were 3% and 8%, respectively, as compared to (7%) and (3%) in the comparable 2010 periods. The increase in gross margin is a result of an increase in our average selling price. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-U® units at low profit margins.
     Non-PDT drug gross margins reflect the gross margin generated by the products acquired as part of our merger with Sirius. Total Non-PDT drug gross margins for the three and six-month periods ended June 30, 2011 were (50%) and (46%), respectively, compared to (10%) and 21%, respectively, in the comparable prior year periods. The decrease in Non-PDT gross margins in 2011 compared to 2010 on a year-to-date basis is primarily attributable to decreased Non-PDT revenues. Non-PDT cost of goods sold for 2010 includes a charge of $48,000, net of insurance recoveries of $273,000, related to a shipment of ClindaReach® that was lost while in-transit to us.
Research and Development Costs — Research and development costs for the three and six-month periods ended June 30, 2011 were $1,109,000 and $2,432,000 as compared to $1,250,000 and $2,360,000 in the comparable 2010 periods. The increase in 2011 on a year-to-date basis compared to 2010 was due primarily to increased spending related to the addition of employees.
     At present, we are finalizing the clinical site selection for an exploratory DUSA-sponsored clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick®. The protocol objectives would be to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas. We are planning on initiating the study in the second half of 2011 at 6-8 clinical sites and therefore, expect research and development costs to increase in the second half of 2011 relative to the first half. We also expect research and development expense for the full year 2011 to be increased from the prior year. We expect that the clinical trial will cost approximately $2.0 million.
Marketing and Sales Costs — Marketing and sales costs for the three and six-month periods ended June 30, 2011 were $3,289,000 and $7,262,000, respectively, as compared to $3,138,000 and $6,752,000 for the comparable 2010 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $2,521,000 and $5,111,000 for the three and six-month periods ended June 30, 2011, compared to $2,328,000 and $4,784,000 in the comparable periods in 2010. The increase in spending in 2011 in this category is due to increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $768,000 and $2,151,000 for the three and six-month periods ended June 30, 2011, compared to $810,000 and $1,968,000 for the comparable 2010 periods. The increase in this category on a year to date basis is due primarily to an increase in expenditures related to sales training and promotional materials. We expect marketing and sales costs for the full year 2011 to increase over 2010 levels, but to decrease as a percentage of revenues.
General and Administrative Costs — General and administrative costs for the three and six-month periods ended June 30, 2011 were $2,555,000 and $5,012,000, respectively, as compared to $2,247,000 and $4,710,000 for the comparable 2010 periods. The increase in 2011 was due to an increase in compensation related charges, partially offset by a decrease in professional services fees. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2011, we expect general and administrative costs to increase compared with 2010, but to decrease as a percentage of revenues.
Gain on Sale of Assets — On June 30, 2011 we entered into an Asset Purchase Agreement with Acella pursuant to which we sold to Acella U.S. Patent No. 6,979,468 covering Nicomide®, together with the trademarks Nicomide® and Nicomide-T® , and related domain names. These assets were sold for cash consideration of $750,000, all of which was paid at the closing of the transaction. We ceased selling Nicomide® in June, 2008.
Loss on Change in Fair Value of Warrants —The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The non-cash losses during the three and six-month periods ended June 30, 2011 were ($875,000) and ($3,064,000), respectively. The change in the fair value of the warrants is primarily due to changes in our stock price, our stock’s historical volatility and the length of time remaining prior to expiration.
Other Income, Net — Other income for the three and six-month periods ended June 30, 2011, decreased to $20,000 and $36,000, respectively, from $62,000 and $128,000 during the comparable 2010 periods. The decrease is generally due to decreased returns on our investments.
Income Taxes — There is no provision for income taxes due to the utilization of operating loss carryforwards for which a full valuation allowance had been provided. As of December 31, 2010, we had net operating loss carryforwards remaining of approximately $91,504,000 and tax credit carryforwards of approximately $1,759,000 for Federal tax purposes. These amounts expire at various times through 2030. We have concluded that it is not more-likely-than-not that these assets will be realized and therefore have provided a full valuation allowance against the net deferred tax assets at June 30, 2011 and December 31, 2010.

     Based on an Internal Revenue Code (IRC) Section 382 study performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. Our calculated aggregate amount of NUBIG enhancement is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first five years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $54.3 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2011 or thereafter. Future ownership changes could further restrict our utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. If such future ownership changes were to occur, it is a possibility that the Company could be required to pay federal income taxes in the near-term. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.
Net Income (Loss) — For the three and six-month periods ended June 30, 2011, our net income (loss) was $1,111,000, or $0.04 per diluted share ($0.05 per basic share), and $506,000, or $0.02 per share, respectively, as compared to $188,000, or $0.01 per share, and $(236,000), or $(0.01) per share for the comparable 2010 periods. The increase in our net income, or decrease in our net loss, is attributable to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2011, we had approximately $24,121,000 of total liquid assets, comprised of $20,743,000 of cash and cash equivalents and marketable securities available-for-sale totaling $3,378,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next twelve months. As of June 30, 2011, our marketable securities had a weighted average yield to maturity of 1.78% and maturity dates ranging from July 2011 to January 2013. Our net cash provided by operations for the six-month period ended June 30, 2011 was $3,672,000 versus $1,054,000 in the comparable prior year period. The year-over-year increase in cash from operations is primarily attributable to an increase in our net income or decrease in our net loss, an increase in the non-cash charge related to the valuation of our warrants, and year-over-year improvements in changes to working capital. As of June 30, 2011 working capital (total current assets minus total current liabilities) was $25,294,000, as compared to $21,000,000 as of December 31, 2010. Total current assets increased by $3,918,000 during the six-month period ended June 30, 2011, due primarily to increases in cash and cash equivalents and inventory, partially offset by decreases in marketable securities, accounts receivable and prepaid and other current asset. Total current liabilities decreased by $377,000 during the same period due primarily to a decreases in accrued compensation and the current portion of deferred revenues, partially offset by increases in accounts payable and other accrued expenses. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.
     Since our inception, we have generated significant losses while we have conducted preclinical and clinical trials, engaged in research and development and dedicated resources to the commercialization of our products. We have also incurred significant losses from the impairment of assets acquired in the acquisition of Sirius. We have funded our operations primarily through public offerings, private placements of equity securities and payments received under our collaboration agreements, and more recently, with positive cash flow from operations. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our collaborators may exceed revenues in the future, which may result in future losses from operations.
     We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2010 and the first half of 2011, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®. If we are unable to maintain profitability or positive cash flow from operations, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.
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
     Pursuant to the agreements we entered into in April 2009, including a third amendment to the merger agreement, an amendment to a license agreement with River’s Edge and a release, we agreed to extend the milestone termination date from 50 months from the date of the closing of the merger until December 31, 2011 and to include in the definition of net sales in the merger agreement payments which we may receive from the divestiture of Sirius products by December 31, 2011. This amendment to the merger agreement also removes our obligation to market the Sirius products according to certain previously required standards and allows us to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.
     Also, in April 2009, we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would become due to the former Sirius shareholders under the merger agreement if cumulative net sales of the Sirius products reach $35,000,000 is not, in fact, triggered by December 31, 2011, then we have agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. The present value of the guaranteed $250,000 milestone payment, or $241,000, is included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
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
     For the years ended December 31, 2010, 2009 and 2008, actual royalties based on product sales were approximately $1,331,000, $1,019,000, and $873,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $102,000 as of June 30, 2011).
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
Research Agreements
     We have entered into various agreements for research projects and clinical studies. As of June 30, 2011, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $3,128,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2011 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.
     Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at June 30, 2011:

	Total	1 Yr or less	2-3 Years	4-5 Years	After 5
Operating lease obligations	$1,342,000	$385,000	$791,000	$166,000	$—
Purchase obligations (1, 2)	4,303,000	3,085,000	1,218,000	—	—
Minimum royalty obligations (3)	484,000	354,000	130,000	—	—

Total obligations	$6,129,000	$3,824,000	$2,139,000	$166,000	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.
Rent expense incurred under these operating leases was approximately $175,000 and $196,000 for the six-month periods ended June 30, 2011 and 2010, respectively.
Recently Issued Accounting Guidance
In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “ Comprehensive Income (Topic 220) ” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “ Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us means January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

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
As of June 30, 2011, the weighted average rate of return on our investments was 1.78%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2011, the fair market value of the portfolio would decline by approximately $16,000. Declines in interest rates could, over time, reduce our interest income.
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
Currency Exchange Rates
Under our agreement with Daewoong Pharmaceutical Co., LTD., and its wholly-owned subsidiary DNC Daewoong Derma & Plastic Surgery Network Company, or Daewoong, revenues we earn under the excess purchase price provision of the agreement, if any, are calculated based on end-user pricing in local currencies and converted to United States dollars before a determination is made whether any payments are due to us. These payments, if any, are made in United States dollars each reporting period.
Other exchange rates that we are subject to, such as the Canadian dollar, are not material to our operations.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.
Forward-Looking Statements Safe Harbor
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our intention to announce a price increase on an annual basis in the fourth quarter of each year; our beliefs regarding reimbursement for our products and the effect of changes to reimbursement policies; our beliefs regarding the global credit and financial market conditions, the softness in the international markets, effects of inflation and the economic recovery; our beliefs regarding interest rate and foreign currency exchange rate fluctuations; our beliefs concerning Non-PDT products revenues; our expectations regarding general and administrative costs; our beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, our liquidity and capital resource needs and our ability to be profitable each quarter; our expectations regarding potential for reduction of headcount, curtailment of variable expenses and the affect of fluctuations in the demand for our product; our beliefs regarding our ability to raise funds through financing transactions and on reasonable terms and the impact of such future sales of securities; our beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time; our beliefs regarding our research and development programs and expectations for costs thereof; our beliefs regarding regulatory approvals, filings and timelines, including but not limited to the future development of Levulan® and our expectations regarding the initiation of objectives and timing of our BASDI clinical trial; our expectations regarding our manufacturing facility or any facility of our contract manufacturers, including but not limited to expectations concerning manufacture of the BLU-U® in our facility; our beliefs regarding our manufacturing capabilities and impact on our business if problems arise; our beliefs regarding compliance with and changes to governmental laws and regulations; our beliefs concerning product liability and insurance thereof, safety procedures for hazardous materials and environmental compliance; our beliefs regarding the market for our products and our product candidates and the growth in our PDT segments revenues and beliefs regarding improved gross margins on the Kerastick® and low margins on BLU-U®; our beliefs regarding competitive products and their impact on our market share expectations regarding short-dated inventory in Korea and impact on revenues; our beliefs regarding off-label use; our expectations regarding the confidentiality of our proprietary information; our ability and intentions to obtain, secure, defend and enforce our patents and our beliefs regarding the financial impact thereof; our beliefs concerning patent disputes or patents issued to third parties and potential litigation and cost thereof; our beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations; our expectations regarding the adequacy and availability of insurance; our expectations regarding sales and marketing costs and efforts; our beliefs regarding the dependence on key personnel; our intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies and our beliefs regarding collaborations; our beliefs regarding the impact of our rights plan; our beliefs regarding the volatility of our stock price and its impact on value of warrants and our Nasdaq Global Market listing; our beliefs regarding the financial impact of recent accounting standards; our beliefs regarding Section 382 on our current and future NOLs and our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income and the impact of a future ownership change or change of control on the utilization by us of such NOLs and the possibility of payment of income tax in the near-term. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
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
We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.
If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Maintain Profitability On A Quarterly Basis Could Be Delayed.
     Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by Photocure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to achieve profitability on an ongoing basis. Metvixia’s U.S. product revenues have not been significant to date. We have also become aware that Photocure has launched an ALA ester-based product, AllumeraTM, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. In addition, Leo Pharma, a Danish corporation that acquired Peplin® in 2009, has announced that in 2012 it will be launching PEP005 for the treatment of AKs. These products could negatively impact the market penetration of our PDT products. Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.
If We Do Not Continue To Generate Positive Cash Flow, We May Need More Capital.
We have approximately $24,121,000 in cash, cash equivalents and marketable securities as of June 30, 2011. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base in the U.S. and internationally where our product lacks reimbursement, and to increased competition, particularly from Metvixia® and AllumeraTM. In addition, we expect our Non-PDT product revenues for 2011 to be reduced from

2010 levels since the AVAR® royalty period ended during the fourth quarter of 2010. If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.
We Have Had Significant Cumulative Losses And May Have Losses In The Future.
We reported net income (loss) of $506,000 and $(236,000) for the six-month periods ended June 30, 2011 and 2010, respectively. Prior to 2010, we had a history of annual operating losses and we may incur losses in the future. We reported net income (loss) of $2,703,000, $(2,508,000) and $(6,250,000) for the years ended December 31, 2010, 2009 and 2008, respectively. As of June 30, 2011, our accumulated deficit was approximately $141,151,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in future losses from operations.
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
Due to the tightening of global credit, there may be disruption or delay in the performance by our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including the active ingredient in Levulan® and key components of the BLU-U®, portions of our product manufacturing, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.
If The Economic Slowdown Adversely Affects Our Customer’s Ability To Meet Our Payment Terms, Our Cash Flow Would Be Adversely Affected And Our Ability To Continue To Be Profitable Could Be Jeopardized.
If our customers were unable to pay us or pay us on a timely basis for their purchases of our products, we may not be able to maintain profitability on a sustainable on-going basis, and our financial position, results of operations and cash flows could be negatively affected.

We Have Only Three Therapies That Have Received Regulatory Approval Or Clearance, And We Cannot Predict Whether We Will Ever Develop Or Commercialize Any Other Levulan® Product Or Indications.
Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.
Except for Levulan® PDT for AKs, the BLU-U® for acne, the ClindaReach® pledget and other products we acquired in our merger with Sirius, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including the planning of our BASDI clinical study. These candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:
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
The patents we license from PARTEQ, the licensor of our ALA patents, relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The PARTEQ patent which covers our approved AK product expires in September 2013. With the newly allowed claims which issued on May 25, 2010, relating to use of our BLU-U®, we now have additional claims that relate to our AK product, and these will not expire until June 2019.
We have limited ALA patent protection outside the United States, which may make it easier for third parties to compete there. Our basic methods of treatment patents and applications have counterparts in only four foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative. Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to us, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third parties conducting clinical studies with ALA in countries outside the United States where PARTEQ does not have patent protection. In addition, a number of third parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents, but would compete with our Levulan® product even though they are marketed for different uses.
Metvixia® was approved by the FDA as a treatment of AKs in July 2004, and this ALA-derived product is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia, Galderma®, our licensee, has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date.
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
Based on an Internal Revenue Code, or IRC, Section 382 evaluation, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. Our calculated aggregate amount of NUBIG enhancement is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first five years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $54.3 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2011 or thereafter. Future ownership changes could further restrict our utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. If such future ownership changes were to occur, it is a possibility that the Company could be required to pay federal income taxes in the near-term. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.
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
If insurance companies do not cover our products, or government payors reduce the amounts of coverage or stop covering our products which are covered, our sales could be dramatically reduced.
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
Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.
We are a small company with only 93 employees, including 1 part-time employee, as of June 30, 2011. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.
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
Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by Photocure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product and its price is comparable to the price of Levulan®. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date.
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
Risks Related To Our Stock
Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur Making An Investment Risky.
The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2010 to June 30, 2011, the closing price of our stock has ranged from a low of $1.35 to a high of $6.77. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.
Significant Fluctuations In Orders For Our Products, On A Monthly And Quarterly Basis, Are Commonly Based On External Factors And Sales Promotion Activities. These Fluctuations Could Increase The Volatility Of Our Stock Price.
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
Future Sales Of Securities May Cause Our Stock Price To Decline.
As of June 30, 2011, there were outstanding options and warrants to purchase 3,981,000 shares of common stock, with exercise prices ranging from $1.10 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were approximately 901,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. [REMOVED AND RESERVED].
ITEM 5. OTHER INFORMATION.
On August 2, 2011, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter ended June 30, 2011. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.
ITEM 6. EXHIBITS

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

10.1	Supply Agreement between Registrant and Sochinaz SA dated December 24, 1993 previously filed as Exhibit 10(g) to Registrant’s Form 10-K/A filed on March 21, 2000.

10.2	Asset Purchase Agreement between Registrant and Acella Pharmaceuticals LLC dated June 30, 2011 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934, as amended.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 2, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.
By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: August 2, 2011

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: August 2, 2011

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	By-laws of the Registrant, filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on November 2, 2008, and is incorporated herein by reference.

10.1	Supply Agreement between Registrant and Sochinaz SA dated December 24, 1993 previously filed as Exhibit 10(g) to Registrant’s Form 10-K/A filed on March 21, 2000.

10.2	Asset Purchase Agreement between Registrant and Acella Pharmaceuticals LLC dated June 30, 2011 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934, as amended.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 2, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document