Form 10-K
period 2011-12-31
DUSA PHARMACEUTICALS INC
filed 2012-03-06
CIK 879993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company ☐

                    (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 2, 2012, the Registrant had 24,649,614 shares of Common Stock, no par value, outstanding.

Based on the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 30, 2011 ($6.22) (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $149,749,056.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part III

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this report.	Items 10, 11, 12, 13 and 14

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	51
ITEM 11.	EXECUTIVE COMPENSATION	51
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	51
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	51
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	51
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	51
SIGNATURES
EX 3.B
EX 10.H
EX-21.A
EX-23.A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99.1
EX-101
Exhibit Index
EX 3.B	AMENDED AND RESTATED BY-LAWS OF THE REGISTRANT
EX 10.H:	2011 AMENDED AND RESTATED PURCHASE AND SUPPLY AGREEMENT WITH NATIONAL BIOLOGICAL CORPORATION
EX-21.A:	SUBSIDIARIES OF THE REGISTRANT
EX-23.A:	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.A:	CERTIFICATION
EX-31.B:	CERTIFICATION
EX-32.A:	CERTIFICATION
EX-32.B:	CERTIFICATION
EX-99.1:	PRESS RELEASE
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I

This Annual Report on Form 10-K and certain written and oral statements incorporated herein by reference of DUSA Pharmaceuticals, Inc. and subsidiaries (referred to as “DUSA,” “we,” and “us”) contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about DUSA’s industry, management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict particularly in the highly regulated pharmaceutical industry in which we operate. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 17 through 28, as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.     BUSINESS

General

DUSA is a vertically integrated dermatology company that is developing and marketing Levulan® photodynamic therapy, or Levulan® PDT. Our marketed products include Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U® brand light source.

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

We manufacture our Levulan® Kerastick® in our Wilmington, Massachusetts facility. We are also responsible for the regulatory, sales, marketing, customer service and other related activities for all of our products, including our Levulan® Kerastick®. We began marketing Levulan® PDT under an exclusive worldwide license of patents, many of which have expired, and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, ClindaReach®, Meted®, and Psoriacap® are registered trademarks which we own. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

We achieved net income for 2011 of $7,320,000; however, as of December 31, 2011, we had an accumulated deficit of approximately $134,337,000.

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

Business Strategy

The key elements of our strategy include the following:

•

Expand the Marketing and Sales of Our Products.     Continue to drive PDT growth domestically through a focused effort to increase sales of our PDT products to both new and existing medical dermatology customers.

•

Conduct Selected Research Programs.     During the fourth quarter of 2011 we initiated an exploratory DUSA-sponsored clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick®, which is being carried out at 10 clinical trial sites. We expect that approximately 220 study subjects will be enrolled in this trial. The protocol objectives are to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas. In addition to the BASDI clinical trial for the treatment of AKs of the face and scalp, a pilot DUSA-sponsored clinical trial designed to study the BASDI method of using the Levulan® Kerastick® for the treatment of AKs on extremities was initiated during the fourth quarter of 2011 at 3 clinical trial sites. We expect that approximately 64 study subjects will be enrolled in this study. The objective of the study is to determine and compare the safety and efficacy of ALA PDT versus vehicle PDT on AKs of the upper extremities, and to evaluate the effect of occlusion on the safety and efficacy of ALA PDT, using blue light after a three hour incubation period.

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

PDT Overview

In general, photodynamic therapy, or PDT, is a two-step process:

•	the first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to collect in specific cells; and

•	the second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

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

Our Kerastick® Brand Applicator

We designed our proprietary Kerastick® specifically for use with Levulan® and refer to it as the Levulan® Kerastick®. It is a single-use, disposable applicator, which allows for uniform application of Levulan® topical solution in standardized doses. The Kerastick® has two separate glass ampoules, one containing Levulan® powder and one containing a liquid vehicle, both enclosed within a single plastic tube and an outer cardboard sleeve. The dose is metered and filtered at the tip. Prior to application, the physician, nurse or other qualified healthcare practitioner crushes the ampoules and shakes the Kerastick® according to directions to mix the contents into a solution. The Kerastick® tip is then dabbed onto the individual AK lesions, releasing a predetermined amount of Levulan® 20% topical solution.

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

Our Products

The following table outlines the development status of our key products and planned product candidate. Our research and development expenses for the last three years were $5,275,000 in 2011, $4,930,000 in 2010 and $4,313,000 in 2009.

Indication/Product	Regulatory Status
Levulan® Kerastick® and BLU-U® for PDT of AKs	Approved
BLU-U® Treatment of Moderate Inflammatory Acne Vulgaris and general dermatological conditions without Levulan®	Market Clearance
Broad area application, short drug incubation (BASDI) clinical trial for AKs of the face and scalp	Clinical Trial(1)
Broad area application, short drug incubation (BASDI) clinical trial for AKs of the upper extremities	Clinical Trial(2)

(1)	A Phase 2 clinical trial was initiated during the fourth quarter of 2011.
(2)	A pilot clinical study was initiated during the fourth quarter of 2011.

Dermatology Indications

Actinic Keratoses

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

Other Potential Levulan® Indications

We believe that there may be numerous other potential uses for Levulan® PDT in dermatology, and we intend to continue to support research in several of these areas, with corporate-sponsored trials, pilot trials, and/or investigator-sponsored studies, based on pre-clinical, clinical, regulatory and marketing criteria we have established through our strategic planning processes. Some of the additional potential uses for Levulan® in dermatology may include treatment of skin conditions such as psoriasis, onychomycosis, warts, molluscum contagiosum, oily skin, acne rosacea, cystic acne, inflamed or infected sweat glands (hidradenitis suppurativa), non-melanoma skin cancers, and cutaneous T-cell lymphomas as well as the prevention of non-melanoma skin cancers. Of these potential indications, we have supported or are currently supporting internal or investigator-sponsored studies for use of Levulan® PDT to treat hidradenitis suppurativa, acne vulgaris, non-melanoma skin cancer, warts, actinic keratoses of the lips (actinic cheilitis) and of the extremities, and inflammatory acne.

Supply Partners

National Biological Corporation

On November 29, 2011, we entered into the 2011 Amended and Restated Purchase and Supply Agreement, or the 2011 NBC Agreement, with National Biological Corporation, or NBC, the primary manufacturer of our BLU-U® light source. The 2011 NBC Agreement includes similar terms and conditions to our Amended and Restated Purchase and Supply Agreement dated as of June 21, 2004, as amended, or the 2004 Agreement, which was due to expire on December 31, 2011. The 2011 NBC Agreement replaces the 2004 Agreement and has a term of 2 years through December 31, 2013. We have an option to further extend the term of the 2011 NBC Agreement for an additional 2 years if we purchase a certain number of units.

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

[1]	Accutane® is a registered trademark of Hoffmann-La Roche, Inc.

Licenses

PARTEQ

We license (or, in the case of the patents in Australia, were assigned) the patents underlying our Levulan® PDT system under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ, the licensing arm of Queen’s University, Kingston, Ontario. Under the agreement, which became effective August 27, 1991, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ’s patent rights, to make, have made, use and sell products which are precursors of PpIX, including ALA. The agreement also covers any improvements discovered, developed or acquired by or for PARTEQ, or Queen’s University, to which PARTEQ has the right to grant a license. A non-exclusive right is reserved to Queen’s University to use the subject matter of the agreement for non-commercial educational and research purposes. A right is also reserved to the Department of National Defense Canada to use the licensed rights for defense purposes including defense procurement but excluding sales to third parties.

When we are selling our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of royalty payments we receive on sales of products by the sublicensee. We are also obligated to pay 5% of any lump sum sublicense fees paid to us, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts. The agreement is effective for the life of the latest United States patents and becomes perpetual and royalty-free when no United States patent subsists. Our AK product is covered by patents that start to expire in 2013 with certain new claims continuing through 2019. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of December 31, 2011) in order to retain the license. For 2011, royalties exceeded this minimum. We have the right to terminate the PARTEQ agreement with or without cause upon 90 days notice.

Together with PARTEQ and Draxis Health, Inc., our former parent, we entered into an agreement, known as the ALA Assignment Agreement, effective October 7, 1991. According to the terms of this agreement, we assigned to Draxis our rights and obligations under the PARTEQ license agreement to the extent they relate to Canada. On February 24, 2004, we reacquired these rights and agreed to pay an upfront fee and a 10% royalty on sales of the Levulan® Kerastick® in Canada over a 5-year term following the first commercial sale in Canada, which ended in the second quarter of 2010. Draxis also agreed to assign to us the Canadian regulatory approvals for the Levulan® Kerastick® with PDT for AKs. We also hold Canadian regulatory approval for the BLU-U®. In 2004, we appointed a Canadian distributor who launched our Levulan® Kerastick® and BLU-U® in Canada. See the section entitled “Distribution.”

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

PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick®. In 2009, PhotoCure transferred its license to Metvix®/Metvixia® to Galderma, S.A., a large dermatology company. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia® is commercially available in the U.S.; however, to our knowledge product revenues have not been significant to date.

Patents and Trademarks

We actively seek, when appropriate, to protect our products and proprietary information through United States and foreign patents, trademarks and contractual arrangements. In addition, we rely on trade secrets and contractual arrangements to protect certain aspects of our proprietary information and products.

Our ability to compete successfully depends, in part, on our ability to defend our patents that have been issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Patent litigation is expensive, and we cannot assure you that we will defend or successfully defend our patents.

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

The reexamination by the USPTO of one of the patents we license from PARTEQ, the licensor of our ALA patents, that covers our approved product until 2013, has successfully concluded with the confirmation of the validity of all of the patent’s original claims and the addition of eight new claims. With claims which were issued on May 25, 2010, we now have additional claims that relate to our AK product, and these will not expire until 2019.

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

We seek registration of trademarks in the United States, and other countries where we may market our products. To date, we have been issued more than 135 trademark registrations, including trademarks for DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, BLU-U®, ClindaReach®, Meted®, Psoriacap®, and other applications are pending.

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

Marketing and Sales

DUSA markets its products in the United States. We have appointed Clarion as our marketing partner for our PDT products in Canada. See the section entitled “Business — Distribution.”

As of December 31, 2011 and 2010, respectively, we had 46 and 39 sales representatives and management personnel deployed nationally.

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

A number of companies are pursuing commercial development of PDT agents other than Levulan®. These include: Galderma S.A. (Switzerland); QLT Inc. (Canada); Miravant, Inc. (United States); and Pharmacyclics, Inc. (United States). We believe that several companies are also commercializing and/or conducting research with ALA or ALA-related compounds. These include: medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway).

PhotoCure has received marketing approval of its ALA precursor (ALA methyl-ester) compound for PDT treatment of AK and basal cell carcinoma, called BCC, in the European Union, New Zealand, Australia, and countries in Scandinavia. PhotoCure received FDA approval to market Metvixia® for treatment of AKs in July 2004, and this product is directly competitive with our Levulan® Kerastick® product. On October 1, 2009, PhotoCure announced that it had sold Metvixia® to Galderma, S.A., a large dermatology company.

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

There are also non-PDT products for the treatment of AKs, including cryotherapy with liquid nitrogen, 5-fluorouracil (Efudex®)2, diclofenac sodium (Solaraze®)3, and imiquimod (ALDARA® and Zyclara®)4. On December 2, 2011, Medicis Pharmaceuticals Corporation, or Medicis, announced that it completed its acquisition of the assets of Graceway Pharmaceuticals, LLC, or Graceway. Medicis was the successful bidder at bankruptcy auction for Graceway’s U.S. and Canadian pharmaceutical assets. Medicis has the opportunity to launch two recently approved line extensions for the Zyclara® franchise. On January 25, 2012, the FDA approved Leo Pharma’s Picato® Gel (ingenol mebutate), a new treatment for AKs of both the face and scalp (0.015% formulation) and trunk and extremities (0.05% formulation).

Other AK therapies are also known to be under development by companies such as Medigene GmbH and others.

[2]	Efudex® is a registered trademark of Valeant Pharmaceuticals International.
[3]	Solaraze® is a registered trademark of Fougera Pharmaceuticals Inc.
[4]	ALDARA® and Zyclara® are registered trademarks of Medicis Pharmaceuticals Corp.

We believe that comparisons of the properties of various photosensitizing PDT drugs will also highlight important competitive issues. We expect that our principal methods of competition with other PDT companies will be based upon such factors as the ease of administration of our photodynamic therapy; the degree of generalized skin sensitivity to light; the number of required doses; the selectivity of our drug for the target lesion or tissue of interest; and the type and cost of our light systems. New drugs or future developments in PDT, laser products or other drug technologies may provide therapeutic or cost advantages for competitive products. We believe that with increased reimbursement for our PDT-related procedure fee, including an increase effective January 2012, our treatment is increasingly more viable from a financial perspective for practitioners, and more competitive with alternative AK therapies from a practice management perspective. However, no assurance can be given that developments by other parties will not render our products uncompetitive or obsolete.

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

The process of obtaining marketing approval for a new drug or medical device normally takes several years and often involves significant costs. The steps required before a new drug or medical device can be produced and marketed for human use in the United States include:

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

Preclinical testing is conducted in the laboratory and on animals to obtain preliminary information primarily on the safety of a new drug or device, although preclinical data may provide some information relevant to the potential efficacy of the product. The time required for conducting preclinical testing varies greatly depending on the nature of the product and the nature and design of the testing. The collection and analysis of preclinical data can take many years to complete. Such data are submitted to the FDA as part of the IND or IDE. Human studies can begin if the FDA does not object to the IND or IDE application.

The human clinical testing program involves three phases, Phase 1, Phase 2, and Phase 3. Each clinical study is typically conducted under the auspices of an Institutional Review Board, or IRB, at the institution where the study will be conducted. An IRB will consider among other things, ethical factors, the potential risks to study subjects, and the possible liability of the institution. A clinical plan, or “protocol,” must be submitted to the FDA prior to commencement of each clinical trial. All subjects involved in the clinical trial must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical trial at any time before or after a study begins for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA’s human subject protection and IND or IDE regulations.

In Phase 1 studies are usually conducted on a small number of healthy human volunteers to determine the maximum tolerated dose and any product-related side effects of a product. Phase 1 studies generally require several months to complete, but can take longer, depending on the drug and the nature of the study. Phase 2 studies are conducted on a small number of patients having a specific disease to determine the most effective doses and schedules of administration. Phase 2 studies generally require from several months to two years to complete, but can take longer, depending on the drug and the nature of the study. Phase 3 studies involve significant numbers of patients with the targeted disease or condition to provide comparisons against placebo or, in some cases, currently available therapies. Phase 3 studies generally require from six months to four years to complete, but can take longer, depending on the drug and the nature of the study.

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

Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage with the approved labeling. Adverse experiences with the product must be reported to the FDA. In addition, the FDA may impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur or are discovered after the product reaches the market. After a product is approved for a given indication, the addition of new indications, any changes to the dosage form, or dosage levels, and certain other labeling changes for the same product may only be made after a supplemental NDA, or sNDA, is submitted to FDA support the safety and efficacy of the proposed changes and approved by the FDA.

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

On December 3, 1999, the FDA approved the NDA we submitted for Levulan® Kerastick® 20% Topical Solution with PDT for treatment of non-hyperkeratotic actinic keratoses, or AKs, of the face or scalp. The commercial version of our BLU-U® medical device, used together with the Kerastick® to provide PDT for the treatment of non-hyperkeratotic AKs of the face or scalp, was approved on September 26, 2000. In September 2003, we received approval from the FDA to market the BLU-U® without Levulan® PDT for the treatment of moderate inflammatory acne vulgaris and general dermatological conditions.

We may develop other potential PDT products for other indications, which would require significant development, including approval and completion of preclinical and/or clinical testing and PMA approval prior to commercialization. The process of obtaining PMA approvals can be costly and time consuming and there can be no guarantee that the use of Levulan® with any future medical devices or for any other indication will be successfully developed, prove to be safe and effective in clinical trials, or receive applicable regulatory marketing approvals.

Medical devices, such as our light source device, are also subject to FDA-enforced laws and regulations. These products are required to be tested, developed, manufactured and distributed in accordance with FDA regulations, including cGMP, set forth under QSRs, and good laboratory and clinical practices. Under the Food, Drug and Cosmetic Act, all medical devices are classified as Class I, II or III devices. The classification of a device reflects the level of risk to a patient, with Class III devices having the highest risk and subject to the most stringent requirements and FDA review. Class I devices are generally the lowest risk devices and are subject only to general controls (for example, labeling and adherence to QSRs). Class II devices are generally moderate risk devices and are subject to general controls and special controls (for example, performance standards, postmarket surveillance, FDA guidelines specific to the type of product). Class III devices, which typically are life-sustaining or life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed Class I or Class II “predicate device,” are subject to general controls and also require clinical testing to assure safety and effectiveness before FDA approval is obtained. The FDA also has the authority to require clinical testing of Class I and II devices. The BLU-U® medical device is part of a combination product as defined by FDA and therefore has been classified as a Class III device. Approval of Class III devices require the filing of a PMA with extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device for its intended use. If human clinical trials of a device are required and the device presents a “significant risk,” the manufacturer of the device must file an IDE and receive FDA approval prior to commencing human clinical trials.

Following receipt of the PMA, the FDA will determine whether the application is sufficiently complete to permit a substantive review, and if so, the agency will accept the PMA for filing and further review. Once the PMA is filed, the FDA begins a review of the PMA application. Under the Medical Device User Fee and Modernization Act, the FDA has 180 days to review a PMA and respond to the applicant. The review of PMAs more often occurs over a significantly protracted time period, and the FDA may take up to two years or more from the date of filing to complete its review. In addition, a PMA for a device which forms part of a combination product with a new drug will not be approved unless and until the NDA for the drug in the combination is also approved.

The PMA process can be expensive, uncertain and lengthy. A number of other companies have sought premarket approval for devices that have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee may be convened to review and evaluate the data in a PMA and provide recommendations to the FDA as to whether the device should be approved for marketing. In addition, the FDA will inspect the medical device manufacturing facility to ensure compliance with QSR requirements prior to approval of the PMA. If granted, the premarket approval may include significant limitations on the indicated uses for which the product may be marketed, and the agency may require post-marketing studies of the device. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. Under FDA regulations, we are required to submit reports of certain voluntary recalls and corrections to the FDA. If the FDA believes that a company is not in compliance with applicable regulations, the Agency may issue a notice of noncompliance in the form of inspectional observations on Form FDA-483, general correspondence, or a Warning Letter. If the noncompliance is not corrected to the satisfaction of the FDA, the agency may take any or all of the following legal actions: detain or seize the products, order a recall, impose operating restrictions, temporarily stop the manufacture of the product, seek injunctive relief to enjoin future violations, assess civil penalties against that company, its officers or its employees, and recommend criminal prosecution to the Department of Justice.

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

In connection with our NDA for the Levulan® Kerastick® with PDT for AKs, a combination filing (including a PMA for the BLU-U® light source device and the NDA for the Levulan® Kerastick® drug) was submitted to the Center for Drug Evaluation and Research. The PMA was then separated from the NDA submission by the FDA and reviewed by the FDA’s Center for Devices and Radiological Health. Based upon this experience, we anticipate that any future NDAs for Levulan® PDT will be for combination products and will be accompanied by PMAs for the medical devices used in the combination. There is no guarantee that PDT products will continue to be regulated as combination products.

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

If any person submits an abbreviated NDA, or ANDA, or an NDA that intends to rely on some or all of the data in our Levulan® NDA (also referred to as a “505(b)(2)” application), the applicant also must notify us as the NDA holder and the owner of the patent that claims the drug. Such notice will enable us to determine whether to bring a patent infringement lawsuit to protect our patent rights.

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

Segment Reporting

We operate in one segment, Photodynamic Therapy, or PDT, Drug and Device Products. Our Levulan® Kerastick® and BLU-U® products comprise our commercial product offerings.

Following our acquisition of Sirius Laboratories, Inc., which occurred in 2006, we had operated in two segments, PDT Drug and Device Products and Non-Photodynamic Therapy, or Non-PDT, Drug Products. Our Non-PDT segment was comprised of the products acquired in the acquisition of Sirius Laboratories, Inc. At December 31, 2011, we ceased marketing and selling our remaining Non-PDT products, which were ClindaReach® and Meted®. The former Non-PDT Drugs Products segment is now reflected as discontinued operations in the accompanying financial statements for all periods presented.

Information About Geographic Sources of Revenue

For information about the geographic sources of our revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Employees

At the end of 2011, we had 96 employees, including 1 part-time employee. We also retain numerous independent consultants and temporary employees to support our business needs. We have employment agreements with all of our key executive officers.

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

We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.

If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Maintain Profitability On A Quarterly Basis Could Be Delayed.

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by Photocure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share and make it more difficult for us to achieve profitability on an ongoing basis. Metvixia’s U.S. product revenues have not been significant to date. Also, Photocure launched an ALA ester-based product, Allumera™, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. On December 2, 2011, Medicis acquired Aldara®, a topical AK product, and Zyclara™, used to treat precancerous skin growths related to sun overexposure. In addition, in January, 2012, Leo Pharma, a Danish corporation, received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. These products could negatively impact the market penetration of our PDT products.

Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

If We Do Not Continue To Generate Positive Cash Flow, We May Need More Capital.

We have approximately $28,216,000 in cash, cash equivalents and marketable securities as of December 31, 2011. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with increased competition from Metvixia®, Picato® Gel and Allumera™, and with Medicis’ acquisition of Aldara® and Zyclara®. If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.

We Have Had Significant Cumulative Losses And May Have Losses In The Future.

Prior to 2010, we had a history of annual operating losses and we may incur losses in the future. We reported net income (loss) of $7,320,000, $2,703,000, and ($2,508,000) for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, our accumulated deficit was approximately $134,337,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors may exceed revenues in the future, which may result in future losses from operations.

If We Cannot Maintain Or Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product, Sales May Suffer.

Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan® Kerastick® for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, broader adoption of our therapy and sales of our products could be negatively impacted. Although positive reimbursement changes related to AK were made over the last 5 years, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.

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

Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.

Except for Levulan® PDT for AKs, the BLU-U® for acne and the ClindaReach® pledget, which is reflected as discontinued operations in the accompanying financial statements, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including our BASDI clinical studies. These candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

We Must Receive Separate Approval For Any Drug Or Medical Device Products Before We Can Sell Them Commercially In The United States Or Abroad.

Any potential Levulan® product will require the approval of the FDA before it can be marketed in the United States. Before an application to the FDA seeking approval to market a new drug, called an NDA, or a medical device, called either a PMA or 510(K) can be filed, a product must undergo, among other things, extensive testing and human clinical trials. The process of obtaining FDA approvals can be lengthy, costly, and time-consuming. Following the acceptance of an NDA, the time required for regulatory approval can vary and is usually one to three years or more. The FDA may require additional animal studies and/or human clinical trials before granting approval. Our Levulan® PDT products are based on relatively new technology. To our knowledge, the FDA has approved only 4 drugs for use in photodynamic therapy, including Levulan®. This factor may lengthen the approval process. We face much trial and error and we may fail at numerous stages along the way.

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

The patents we license from PARTEQ, the licensor of our ALA patents, relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The PARTEQ patent which covers our approved AK product expires in September 2013. Beyond September 2013 with the expiration of the PARTEQ patent, we may be more susceptible to certain types of competition, however, with the newly allowed claims which issued on May 25, 2010, relating to use of our BLU-U®, we now have additional claims that relate to our AK product, and these will not expire until June 2019.

We have limited ALA patent protection outside the United States, which may make it easier for third parties to compete there. Our basic methods of treatment patents and applications have counterparts in only 4 foreign countries, and certain countries under the European Patent Convention. Even where we have patent protection, there is no guarantee that we will be able to enforce our patents. Additionally, enforcement of a given patent may not be practicable or an economically viable alternative. Some of the indications for which we may develop PDT therapies may not be covered by the claims in any of our existing patents. Even with the issuance of additional patents to us, other parties are free to develop other uses of ALA, including medical uses, and to market ALA for such uses, assuming that they have obtained appropriate regulatory marketing approvals. ALA in the chemical form has been commercially supplied for decades, and is not itself subject to patent protection. There are reports of third parties conducting clinical studies with ALA in countries outside the United States where PARTEQ does not have patent protection. In addition, a number of third parties are seeking patents for uses of ALA not covered by our patents. These other uses, whether patented or not, and the commercial availability of ALA, could limit the scope of our future operations because ALA products could come on the market which would not infringe our patents, but would compete with our Levulan® product even though they are marketed for different uses.

Metvixia® was approved by the FDA as a treatment of AKs in July 2004, and this ALA-derived product is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia®, Galderma®, our licensee, has considerably more resources than we have, which could adversely affect our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date. Physicians who use Allumera™, another ALA-derived product, for treatment of AKs, even though it is being marketed as a cosmetic product, may be infringing our patents.

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

Since We Now Operate The Only FDA Approved Manufacturing Facility For The Kerastick® And Continue To Rely Heavily On Sole Suppliers For The Manufacture Of Levulan®, The BLU-U®, Any Supply Or Manufacturing Problems Could Negatively Impact Our Sales.

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

Based on an Internal Revenue Code (IRC) Section 382 study performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain (NUBIG) recognized within five years of the ownership change. The calculated aggregate amount of NUBIG enhancement for us is approximately $4.3 million (i.e., approximately $868,000 per year for the first 5 years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first 5 years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $49.9 million of its current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of its control (such as sales by existing shareholders), could occur during 2012 or thereafter. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. If such future ownership changes were to occur, it is a possibility that we could be required to pay federal income taxes in the near-term.

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

Because Of The Nature Of Our Business, The Loss of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

We are a small company with only 96 employees, including 1 part-time employee, as of December 31, 2011. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer, especially in the photodynamic therapy portion of our business. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by Photocure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product and its price is comparable to the price of Levulan®. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia’s U.S. product revenues have not been significant to date. Also, Leo Pharma’s Picato® Gel, could negatively impact the market penetration of our PDT products.

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

Risks Related To Our Stock

Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur, Making An Investment Risky.

The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2010 to December 31, 2011, the closing price of our stock has ranged from a low of $1.35 to a high of $6.77. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.

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

Future Sales Of Securities May Cause Our Stock Price To Decline.

As of December 31, 2011, there were outstanding options and warrants to purchase 3,956,000 shares of common stock, with exercise prices ranging from $1.10 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were approximately 901,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

Our Common Stock May Not Continue To Trade On The Nasdaq Global Market, Which Could Reduce The Value Of Your Investment And Make Your Shares More Difficult To Sell.

In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. During 2010 our common stock traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of DUSA and its prospects, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

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

In May 1999 we entered into a 5-year lease for a portion of a building to be used for offices and manufacturing in Wilmington, Massachusetts. In December 2001 we entered into a 15 year lease covering the entire building through November 2016. Under the original lease terms, we had the ability to terminate the Wilmington lease after the 10th year (2011) of the lease by providing the landlord with notice at least seven and one-half months prior to the date on which the termination would be effective. In November 2010 we entered into a lease amendment, which reduces our lease payments and allows us to terminate the lease any time after November 2013 by notifying the landlord at least 9 months prior to the date on which the termination would be effective. Pursuant to the amendment, the end of the lease term remains November 2016; however, we have the right to extend the term of the lease for two periods of 5 years each.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “DUSA.” The following are the high and low prices for the common stock reported for the quarterly periods shown.

Price range per common share by quarter, 2011:

	First	Second	Third	Fourth
NASDAQ
High	$5.30	$6.83	$6.60	$4.70
Low	$2.33	$4.40	$3.55	$3.25

Price range per common share by quarter, 2010:

	First	Second	Third	Fourth
NASDAQ
High	$1.94	$2.75	$2.70	$2.75
Low	$1.32	$1.72	$2.07	$2.35

On March 2, 2012, the closing price of our common stock was $4.70 per share on the NASDAQ Global Market. On March 2, 2012, there were 662 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

RELATIVE STOCK PERFORMANCE

The graph below compares DUSA Pharmaceuticals, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Market index and Morningstar Group Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The list of companies in the Morningstar Group index is publicly available.

	COMPARISON OF CUMULATIVE TOTAL RETURN
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
DUSA PHARMACEUTICALS, INC.	$100.00	$58.14	$24.42	$36.04	$56.97	$101.86
NASDAQ MARKET INDEX	$100.00	$110.55	$66.30	$96.34	$113.70	$112.80
MORNINGSTAR GROUP INDEX	$100.00	$107.46	$85.68	$119.29	$132.02	$135.26

ITEM 6.	SELECTED FINANCIAL DATA

The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2008 and 2007 and the Balance Sheet data as of December 31, 2009, 2008, and 2007 are derived from audited consolidated financial statements not included herein. All periods presented have been reclassified to account for the presentation of our Non-PDT segment, which is now reflected as discontinued operations.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Year Ended December 31,
	2011(1)	2010(2)	2009	2008		2007
Product revenues	$45,296,000	$36,423,000	$28,338,000	$23,931,000		$18,274,000
Income (loss) from continuing operations	6,793,000	2,563,000	(2,759,000)	(8,081,000)		(15,116,000)
Income from discontinued operations	527,000	140,000	251,000	1,831,000	(3)	402,000	(4)
Net income (loss)	7,320,000	2,703,000	(2,508,000)	(6,250,000	)(3)	(14,714,000	)(4)
Basic net income (loss) per share- Continuing operations	$0.28	$0.11	$(0.11)	$(0.34)		$(0.74)

Discontinued operations	$0.02	$0.01	$0.01	$0.08		$0.02

Basic net income (loss) per share	$0.30	$0.11	$(0.10)	$(0.26)		$(0.73)

Diluted net income (loss) per share- Continuing operations	$0.26	$0.10	$(0.11)	$(0.34)		$(0.74)

Discontinued operations	$0.02	$0.01	$0.01	$0.08		$0.02

Diluted net income (loss) per share	$0.28	$0.11	$(0.10)	$(0.26)		$(0.73)

CONSOLIDATED BALANCE SHEET DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total assets -continuing operations	$37,983,000	$28,090,000	$24,693,000	$27,693,000	$31,296,000
Total assets –discontinued operations	39,000	203,000	240,000	517,000	1,596,000
Long-term obligations(5)	3,275,000	3,302,000	3,842,000	4,838,000	4,501,000
Shareholders’ equity	$28,281,000	$19,523,000	$15,841,000	$17,712,000	$22,107,000

(1)	2011 includes the acceleration of deferred revenues of $1,379,000 and the acceleration of deferred cost of revenues of $71,000 related to our termination of our Asia Pacific distribution agreement Daewoong.

(2)	2010 includes the acceleration of deferred revenues of $555,000 and the acceleration of deferred cost of revenues of $42,000 related to our termination of our Latin America distribution agreement with Stiefel.

(3)	Includes an impairment charge of $1,500,000 resulting from our review of the carrying amount of our goodwill relating to our Non-PDT segment resulting from a contingent payout to the former shareholders of Sirius Laboratories, Inc.

(4)	Includes an impairment charge of $6,773,000 resulting from our review of the carrying amount of our goodwill relating to our Non-PDT segment.

(5)	Primarily comprised of deferred revenues related to milestone payments received under distribution agreements and the fair value of the warrants issued in connection with our October 29, 2007 private placement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a vertically integrated dermatology company that is developing and marketing Levulan® PDT. Our marketed products include Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U® brand light source.

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

2011 TRANSACTIONS

The following significant transaction occurred during 2011:

Termination of Marketing, Distribution and Supply Agreement with Daewoong Pharmaceuticals

In the third quarter of 2011, we terminated our Marketing, Distribution and Supply Agreement, dated January 4, 2007, as amended, as of January 10, 2007, September 8, 2008 and June 20, 2011 with Daewoong Pharmaceutical, Co., LTD. and DNC Daewoong Derma & Plastic Surgery Network Company, or collectively Daewoong. We sent notice of termination of the agreement on August 31, 2011 based on our contractual right to unilaterally terminate the agreement as a result of certain regulatory milestones that were not achieved. As a result of the termination, we recorded $1,379,000 of revenues that were previously deferred, comprised of deferred drug shipments of $301,000 and the unamortized balance of milestone payments of $1,078,000, and recorded $71,000 of costs of revenues that were previously deferred. For 2011, the Daewoong termination resulted in the recognition of $1,308,000 of income from continuing operations.

Sale of Patent Covering Nicomide

In the second quarter of 2011, we entered into an Asset Purchase Agreement with Acella Pharmaceuticals, LLC, or Acella, pursuant to which we sold to Acella U.S. Patent No. 6,979,468 covering Nicomide® , together with the trademarks Nicomide® and Nicomide-T®, and related domain names, or the Divested Assets. The Divested Assets, which had a carrying value of $0, were sold for cash consideration of $750,000, all of which was paid at the closing. We ceased selling Nicomide® in June, 2008. The agreement included customary representations, warranties and covenants. The sale of the Divested Assets is recorded as a gain on assets, and is included in discontinued operations in the accompanying consolidated financial statements. See “Discontinued Operations” at Note 11 to the Notes to the Consolidated Financial Statements.

Discontinuance of Non-Photodynamic Therapy, or Non-PDT, Drug Products Segment

As of December 31, 2011 we ceased marketing and selling our remaining Non-PDT products, which were ClindaReach® and Meted®. Our former Non-PDT Drug Products segment has been presented as discontinued operations for all periods presented.

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

Revenue Recognition — We recognize revenues on Kerastick® and BLU-U® product sales in the U.S. and Canada when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is reasonably assured. We offer programs that allow physicians and hospitals access to our BLU-U® device for a trial period. We do not recognize revenue on these units until the physician or hospital elects to purchase the equipment and all other revenue recognition criteria are met. Our terms with customers do not provide for the right of return for sales of Kerastick® and BLU-U®, unless the product does not comply with the technical specifications.

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

Income Taxes — Prior to 2010, we had historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. In concluding that it is not more-likely-than-not that our deferred tax assets will be realized, we have evaluated both positive and negative evidence regarding the future realization of these assets. This evaluation requires us to make difficult, subjective and complex judgments regarding our projections of taxable income and the amount and expiration dates of our net operating loss carryforwards and other deferred tax assets. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we considered our historical cumulative profit and loss position, adjusted for non-recurring items, the sources of our future taxable income and the projected stability of those sources. We have established a full valuation allowance against our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items after giving consideration to our profitability in the recent 2 fiscal years. If, in the future, we generate taxable income on a sustained basis, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances. In the reporting period in which the valuation allowance is released, we will record a substantially large tax benefit related to the release, which will result in a large negative effective tax rate.

Results of Operations

Year Ended December 31, 2011 As Compared to the Year Ended December 31, 2010

Revenues — Total revenues for 2011 were $45,296,000, as compared to $36,423,000 in 2010 and were comprised of the following:

	Year Ended December 31,
	2011	2010	Increase/ (Decrease)
PDT DRUG AND DEVICE PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$40,940,000	$32,821,000	$8,119,000
Canada	485,000	491,000	(6,000)
Korea	1,720,000	424,000	1,296,000
Latin America	—	778,000	(778,000)

Subtotal Levulan® Kerastick® product revenues	43,145,000	34,514,000	8,631,000
BLU-U® PRODUCT REVENUES
United States	2,151,000	1,892,000	259,000
Canada	—	17,000	(17,000)

Subtotal BLU-U® product revenues	2,151,000	1,909,000	242,000

TOTAL PRODUCT REVENUES	$45,296,000	$36,423,000	$8,873,000

For the year ended December 31, 2011, total PDT drug and device products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $45,296,000. This represents an increase of $8,873,000 or 24%, over the comparable 2010 total of $36,423,000. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States and the acceleration of $1,379,000 of deferred revenues related to the termination of our Asia Pacific distribution agreement with Daewoong.

For the year ended December 31, 2011, Kerastick® revenues were $43,145,000, representing an increase of $8,631,000 or 25%, over the comparable 2010 totals of $34,514,000. Kerastick® unit sales to end-users for the year ended December 31, 2011 were 298,323 including 4,992 sold in Canada and 3,585 sold in Korea. This represents an increase from 262,046 Kerastick® units sold in the year ended December 31, 2010, including 5,208 sold in Canada, 4,170 sold in Korea and 1,772 sold in Latin America. Our average net selling price for the Kerastick® increased to $139.42 for the year ended December 31, 2011 from $128.04 in 2010. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors. The increase in 2011 Kerastick® revenues were driven mainly by increased sales volumes in the United States along with an increase in our overall average unit selling price, and the acceleration of deferred revenues of $1,379,000, comprised of deferred drug shipments of $301,000 and the unamortized balance of milestone payments of $1,078,000, related to the termination of our Asia Pacific distribution agreement with Daewoong during 2011, while in 2010 we accelerated the recognition of $555,000 of deferred revenues related to the termination of our Latin American distribution agreement with Stiefel.

For the year ended December 31, 2011, BLU-U® revenues were $2,151,000, an increase of $242,000, or 13%, from 2010 BLU-U® revenues of $1,909,000. The increase in 2011 BLU-U® revenues was the result of increases in both sales volumes and our average selling price. In the year ended December 31, 2011, there were 286 units sold, as compared to 270 units in 2010. The 2011 total were all sold in the United States. The 2010 total consists of 267 units sold in the United States and 3 sold in Canada. Our average net selling price for the BLU-U® increased to $7,377 for the year ended December 31, 2011 from $6,843 for 2010. The average net selling price of the BLU-U® increased, in part, due to incentive discounting in the prior year in advance of the introduction of our new upgraded unit, which was launched in April 2010. Our BLU-U® evaluation program allows customers to take delivery of BLU-U® units for a period of up to 4 months for private practitioners and up to 1 year for hospital clinics, before we require a purchase decision. At December 31, 2011, there were approximately 48 units in the field pursuant to this evaluation program, compared to 28 units in the field at December 31, 2010. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years.

We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® with short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. Additionally, in 2011 we initiated 2 clinical trials to study broad area, short incubation methods, which, if successful, will allow us to enhance our product label and market our therapy under a treatment method being adopted by the medical community. The increase in our total product revenues for 2011 compared with 2010 results primarily from increased Kerastick® and BLU-U® revenues in the United States and the acceleration of deferred revenues of $1,379,000 mentioned above.

During 2011, our revenues in the United States grew as a result of increased demand for our product. With respect to Kerastick® prices, we announced a price increase in the fourth quarter of 2011 and intend to announce an annual price increase in the fourth quarter each year which will become effective on January 1 of the following year. This strategy is likely to have a positive impact on sales in the fourth quarter of each year. Although we expect continued growth in our revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base where our product lacks reimbursement, and to increased competition particularly from Medicis, who in December 2011 acquired Aldara®, a topical AK product, and Zyclara®, used to treat precancerous skin growths related to sun overexposure, and Leo Pharma, who in January 2012 received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. Also, Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and this product is directly competitive with our Levulan® Kerastick® product. While we are entitled to royalties on net sales of Metvixia®, Galderma has considerably more resources than we have, which could significantly hamper our ability to maintain or increase our market share. Metvixia® is commercially available in the U.S.; however, product revenues have not been significant to date. Also, in June 2011 PhotoCure announced the commercial launch of an ALA ester-based product, Allumera™, as a cosmetic, which could cause disruption in the marketplace.

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

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2011 were $6,922,000 as compared to $6,419,000 for the year ended December 31, 2010. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
	2011	2010	Increase/ (Decrease)
Levulan® Kerastick ® Cost of Product Revenues and Royalties
Direct and indirect Levulan® Kerastick® Product costs	$3,238,000	$3,231,000	$7,000
Royalty and supply fees(1)	1,653,000	1,331,000	322,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	4,891,000	4,562,000	329,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	1,148,000	1,015,000	133,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	883,000	842,000	41,000

Subtotal BLU-U® Cost of Product Revenues	2,031,000	1,857,000	174,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$6,922,000	$6,419,000	$503,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada.

Margins — Total product margins for 2011 were $38,374,000, or 85%, as compared to $30,004,000, or 82% for 2010, as shown below:

	Year Ended December 31,
	2011		2010		Increase/ (Decrease)
Levulan® Kerastick® Gross Margin	$38,254,000	89%	$29,952,000	87%	$8,302,000
BLU-U® Gross Margin	120,000	6%	52,000	3%	68,000

TOTAL GROSS MARGIN	$38,374,000	85%	$30,004,000	82%	$8,370,000

Kerastick® gross margins for the year ended December 31, 2011 were 89%, as compared to 87% for the year ended December 31, 2010. The margin improvement for 2011 is attributable to increased U.S. sales volumes, an increase in our overall average selling price and the acceleration of deferred revenues related to the termination of our Asia-Pacific distribution agreement with Daewoong. The Daewoong termination resulted in the recognition of $1,308,000 of gross margin while in 2010 the Stiefel termination resulted in the recognition of $513,000 of gross margin.

Our long-term goal is to achieve higher gross margins on Kerastick® sales. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the United States.

BLU-U® margins for the year ended December 31, 2011 were 6%, as compared to 3% for the year ended December 31, 2010. The increase in gross margin is a result of an increase in our average selling price. It is important for us to sell BLU-U® units in an effort to drive Kerastick® sales volumes and accordingly, we may sell BLU-U® units at low profit margins.

Research and Development Costs — Research and development costs for 2011 were $5,275,000 as compared to $4,930,000 in 2010. The increase in 2011 compared to 2010 was due primarily to increased spending related to the addition of employees and the initiation of two clinical trials during 2011, as further described in the following paragraph.

An exploratory DUSA-sponsored Phase 2 clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick® was initiated during the fourth quarter of 2011, and is being carried out at 10 clinical trial sites. DUSA expects that approximately 220 study subjects will be enrolled in this trial. The protocol objectives are to compare the safety and efficacy of various incubation times (1, 2 or 3 hours) of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas. Assuming enrollment of subjects continues as planned, we expect that preliminary results of this trial will be available by the end of 2012. In addition to the BASDI clinical trial for the treatment of AKs of the face and scalp, a pilot DUSA-sponsored clinical trial designed to study the BASDI method of using the Levulan® Kerastick for the treatment of AKs on extremities was initiated during the fourth quarter of 2011 at 3 clinical trial sites. DUSA expects that approximately 64 study subjects will be enrolled in this study. The objective of the study is to determine and compare the safety and efficacy of ALA-PDT versus vehicle PDT on AKs of the upper extremities, and to evaluate the effect of occlusion on the safety and efficacy of ALA-PDT, using blue light after a 3 hour incubation period. Due to the initiation of these studies, we expect research and development costs for 2012 to be increased from 2011 levels. We expect that the total cost of these trials will be approximately $2.8 million over the course of the trials.

Marketing and Sales Costs — Marketing and sales costs for the year ended December 31, 2011 were $15,383,000 as compared to $13,241,000 for the year ended December 31, 2010. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $11,609,000 in 2011, compared to $10,122,000 in 2010. The increase in spending in 2011 in this category is due primarily to increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $3,774,000 in 2011, compared to $3,119,000 in 2010. The increase in this category is due primarily to an increase in expenditures related to sales training and promotional activities. We expect marketing and sales costs for 2012 to increase compared to 2011 levels, but to decrease as a percentage of revenues.

General and Administrative Costs — General and administrative costs for the year ended December 31, 2011 were $9,957,000 as compared to $9,106,000 for the year ended December 31, 2010. The increase is mainly attributable to compensation related charges and increased recruiting and hiring costs. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. We expect general and administrative costs to increase in 2012 compared with 2011, but to decrease as a percentage of revenues.

Loss on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during 2011 and 2010 was $1,013,000 and $391,000, respectively, which resulted in non-cash losses in the respective periods. The increases in fair value of the warrants are primarily due to increase in our stock price offset by a decreasing term to expiration.

Other Income — Other income for the year ended December 31, 2011 decreased to $46,000, as compared to $226,000 in 2010. This decrease reflects a general decrease in interest rates over that timeframe.

Income Taxes —There is no provision for income taxes due to the utilization of operating loss carryforwards for which a full valuation allowance had been provided. As of December 31, 2011, we had net operating loss carryforwards remaining of approximately $85,208,000 and tax credit carryforwards of approximately $1,641,000 for federal tax purposes. These amounts expire at various times through 2030. We have provided a full valuation allowance against the net deferred tax assets at December 31, 2011 and 2010.

Based on an Internal Revenue Code (IRC) Section 382 study performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first 5 years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain (NUBIG) recognized within 5 years of the ownership change. The calculated aggregate amount of NUBIG enhancement for us is approximately $4.3 million (i.e., approximately $868,000 per year for the first 5 years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first 5 years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $49.9 million of our current net operating losses, provided that we generate sufficient income and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2012 or thereafter. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.

Income from Discontinued Operations, Net of Tax Provision — Income from discontinued operations, net of tax provision was $527,000 and $139,000 during 2011 and 2010, respectively. Discontinued operations reflect the results of our historically designated Non-PDT segment. See Note 11 in the Notes to the Consolidated Financial Statements for further discussion.

Net Income (Loss) — For 2011, we reported net income of $7,320,000, or $0.28 per diluted share, as compared to net income of 2,703,000, or $0.11 per diluted share, for 2010. The increase in our net income is attributable to the reasons discussed above.

Year Ended December 31, 2010 As Compared to the Year Ended December 31, 2009

Revenues — Total revenues for 2010 were $36,423,000, as compared to $28,338,000 in 2009 and were comprised of the following:

	Year Ended December 31,
	2010	2009	Increase/ (Decrease)
PDT DRUG AND DEVICE PRODUCT REVENUES
LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$32,821,000	$24,756,000	$8,065,000
Canada	491,000	543,000	(52,000)
Korea	424,000	646,000	(222,000)
Latin America	778,000	434,000	344,000

Subtotal Levulan® Kerastick® product revenues	34,514,000	26,379,000	8,135,000
BLU-U® PRODUCT REVENUES
United States	1,892,000	1,943,000	(51,000)
Canada	17,000	16,000	1,000

Subtotal BLU-U® product revenues	1,909,000	1,959,000	(50,000)

TOTAL PRODUCT REVENUES	$36,423,000	$28,338,000	$8,085,000

For the year ended December 31, 2010, total PDT drug and device products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $36,423,000. This represents an increase of $8,085,000 or 29%, over the comparable 2009 total of $28,338,000. The incremental revenue was driven primarily by increased Kerastick® revenues in the United States.

For the year ended December 31, 2010, Kerastick® revenues were $34,514,000, representing an increase of $8,135,000 or 31%, over the comparable 2009 totals of $26,379,000. Kerastick® unit sales to end-users for the year ended December 31, 2010 were 262,046, including 5,208 sold in Canada, 4,170 sold in Korea and 1,772 sold in Latin America. This represents an increase from 220,288 Kerastick® units sold in the year ended December 31, 2009, including 6,000 sold in Canada, 8,472 sold in Korea and 4,474 sold in Latin America. Our average net selling price for the Kerastick® increased to $128.04 for the year ended December 31, 2010 from $117.73 in 2009. Our average net selling price for the Kerastick® includes sales made directly to our end-user customers, as well as sales made to our distributors, in Canada, Korea and Latin America. The increase in 2010 Kerastick® revenues was driven mainly by increased sales volumes in the United States along with an increase in our overall average unit selling price, and the acceleration of the recognition of deferred revenues of $555,000 related to the termination of our Latin American distribution agreement with Stiefel.

For the year ended December 31, 2010, BLU-U® revenues were $1,909,000, a decrease of $50,000, or 3%, from 2009 BLU-U® revenues of $1,959,000. The slight decrease in 2010 BLU-U® revenues was the result of a decrease in our average selling price, partially offset by increased sales volumes. In the year ended December 31, 2010, there were 270 units sold, as compared to 252 units in 2009. The 2010 total consists of 267 sold in the United States and 3 sold in Canada. The 2009 total consists of 251 units sold in the United States and 1 sold in Canada. Our average net selling price for the BLU-U® decreased to $6,843 for the year ended December 31, 2010 from $7,418 for 2009. The decrease in our average selling price in 2010 compared with 2009 reflects lower pricing that we offered to customers in advance of the introduction of an upgraded BLU-U® design, which became available in April 2010. Our BLU-U® evaluation program allows customers to take delivery for a period of up to 4 months for private practitioners and up to 1 year for hospital clinics, before we require a purchase decision. At December 31, 2010, there were approximately 28 units in the field pursuant to this evaluation program, compared to 12 units in the field at December 31, 2009. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years.

The increase in our total product revenues for 2010 compared with 2009 results primarily from increased Kerastick® revenues in the United States, along with an increase in our overall average unit selling price, and the acceleration of the recognition of deferred revenues of $555,000 related to the termination of our Latin American distribution agreement with Stiefel.

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the year ended December 31, 2010 were $6,419,000 as compared to $6,007,000 for the year ended December 31, 2009. A summary of the components of cost of product revenues and royalties is provided below:

	Year Ended December 31,
	2010	2009	Increase/ (Decrease)
Levulan® Kerastick ® Cost of Product Revenues and Royalties
Direct and indirect Levulan® Kerastick® Product costs	$3,231,000	$3,339,000	$(108,000)
Royalty and supply fees(1)	1,331,000	1,042,000	289,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	4,562,000	4,381,000	181,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	1,015,000	907,000	108,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	842,000	719,000	123,000

Subtotal BLU-U® Cost of Product Revenues	1,857,000	1,626,000	231,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$6,419,000	$6,007,000	$412,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health, Inc. on sales of the Levulan® Kerastick® in Canada.

Margins — Total product margins for 2010 were $30,004,000, or 82%, as compared to $22,331,000, or 79% for 2009, as shown below:

	Year Ended December 31,
	2010		2009		Increase/ (Decrease)
Levulan® Kerastick® Gross Margin	$29,952,000	87%	$21,998,000	83%	$7,954,000
BLU-U® Gross Margin	52,000	3%	333,000	17%	(281,000)

TOTAL GROSS MARGIN	$30,004,000	82%	$22,331,000	79%	$7,673,000

Kerastick® gross margins for the year ended December 31, 2010 were 87%, as compared to 83% for the year ended December 31, 2009. The margin improvement for 2010 is attributable to increased U.S. sales volumes, an increase in our overall average selling price and the acceleration of deferred revenues related to the termination of our Latin American distribution agreement with Stiefel. The Stiefel termination resulted in the recognition of $513,000 of gross margin.

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

General and Administrative Costs — General and administrative costs for the year ended December 31, 2010 were $9,106,000 as compared to $7,956,000 for the year ended December 31, 2009. The increase is mainly attributable to an increase in compensation related expense, which partially resulted from a non-cash charge related to a modification of stock options for former members of the board of directors. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period.

Loss on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during 2010 and 2009 was $391,000 and $376,000, respectively, which resulted in non-cash losses in the respective periods. The increases or decreases in fair value of the warrants are primarily due to increase in our stock price offset by a decreasing term to expiration.

Other Income — Other income for the year ended December 31, 2010 decreased to $226,000, as compared to $291,000 in 2009. This decrease reflects a general decrease in interest rates over that timeframe.

Income Tax Benefit — Overall, there is no provision for income taxes due to the full valuation allowance. In 2009, in accordance with intra-period tax allocation accounting rules, we recorded an income tax benefit to continuing operations, which is offset by a corresponding charge to income tax expense in discontinued operations.

Income from Discontinued Operations, Net of Tax Provision — Income from discontinued operations, net of tax provision was $139,000 and $251,000 during 2010 and 2009, respectively. See Note 11 to the Notes to Consolidated Financial Statements for further discussion.

Net Income (Loss) — For 2010, we reported net income of $2,703,000, or $0.11 per share, as compared to a net loss of $(2,508,000), or $(0.10) per share, for 2009. The increase in our net income, or decrease in our net loss, is attributable to the reasons discussed above.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010, respectively:

	Quarterly Results for Year Ended December 31, 2011
	March 31	June 30		Sept 30(1)	Dec 31
Product revenues	$10,982,000	$9,671,000		$9,374,000	$15,269,000
Gross margin	9,351,000	8,200,000		7,962,000	12,861,000
Income (loss) from continuing operations	(571,000)	396,000		3,562,000	3,406,000
Income from discontinued operations	(34,000)	714,000	(3)	(55,000)	(99,000)
Net income (loss)	(605,000)	1,110,000		3,507,000	3,307,000
Basic net income (loss) per share - Continuing operations	$(0.02)	$0.02		$0.14	$0.14
Discontinued operations	$—	$0.03		$—	$—
Basic net income (loss) per share	$(0.02)	$0.05		$0.14	$0.13
Diluted net income (loss) per share -
Continuing operations	$(0.02)	$0.01		$0.13	$0.13
Discontinued operations	$—	$0.03		$—	$—
Diluted net income (loss) per share	$(0.02)	$0.04		$0.13	$0.13

	Quarterly Results for Year Ended December 31, 2010
	March 31	June 30	Sept 30(2)	Dec 31
Product revenues	$8,296,000	$8,411,000	$7,837,000	$11,879,000
Gross margin	6,676,000	6,912,000	6,499,000	9,917,000
Income (loss) from continuing operations	(640,000)	186,000	148,000	2,869,000
Income from discontinued operations	215,000	2,000	(115,000)	37,000
Net income (loss)	(424,000)	188,000	33,000	2,906,000
Basic net income (loss) per share -
Continuing operations	$(0.03)	$0.01	$0.01	$0.12
Discontinued operations	$0.01	$—	$—	$—
Basic net income (loss) per share	$(0.02)	$0.01	$0.00	$0.12
Diluted net income (loss) per share -
Continuing operations	$(0.03)	$0.01	$0.01	$0.12
Discontinued operations	$0.01	$—	$—	$—
Diluted net income (loss) per share	$(0.02)	$0.01	$0.00	$0.12

(1)	The third quarter of 2011 includes the acceleration of deferred revenues of $1,379,000 and the acceleration of deferred cost of revenues of $71,000 related to our termination of our Asia Pacific distribution agreement with Daewoong Pharmaceutical Co., LTD. and Daewoong Derma & Plastic Surgery Network Company, or Daewoong.

(2)	The third quarter of 2010 includes the acceleration of deferred revenues of $555,000 and the acceleration of deferred cost of revenues of $42,000 related to our termination of our Latin America distribution agreement with Stiefel Laboratories, Inc., or Stiefel.

(3)

Income from discontinued operations in the second quarter of 2011 includes a gain of $750,000 related to our sale of our patents covering Nicomide®, together with the trademarks Nicomide® and Nicomide-T®, and related domain names.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $28,216,000 of total liquid assets, comprised of $24,424,000 of cash and cash equivalents and marketable securities available-for-sale totaling $3,792,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next 12 months. As of December 31, 2011, our marketable securities had a weighted average yield to maturity of 1.39% and maturity dates ranging from June 2012 to January 2013. Our net cash generated by operations in 2011 was $8,039,000 versus $3,324,000 in 2010. The year-over-year increase in cash generated by operations is primarily attributable to an increase in our net income. Our net cash provided by (used in) investing activities was $7,218,000 in 2011 versus $(2,073,000) in 2010. Net cash provided by (used in) investing activities is primarily the result of our net maturities and purchases of marketable securities, and in 2011 also includes the proceeds from the sale of an asset, which is included in discontinued operations. Our net cash provided by (used in) financing activities is primarily the result of proceeds from stock option exercises, net of settlement of tax withholding obligations from restricted stock vesting. As of December 31, 2011 working capital, which is our total current assets minus our total current liabilities, was $29,721,000, as compared to $21,000,000 as of December 31, 2010. Total current assets increased by $9,720,000 during 2011, due primarily to an increase in our cash and cash equivalents, offset by a decrease in our marketable securities. Total current liabilities increased by $998,000 during 2011 due primarily to increases in accounts payable and accrued expenses, offset in part by a decrease in deferred revenues. In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.

We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. In 2011 and 2010, we focused primarily on increasing the sales of the Levulan® Kerastick® and the BLU-U®. If we cannot maintain profitability and positive cash flow, we may reduce our headcount or reduce spending in other areas. We may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.

In April 2009, we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would have been due under the merger agreement if cumulative net sales of the Sirius products reached $35,000,000 was not, in fact, triggered by December 31, 2011, then we agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. Cumulative net sales of the Sirius products did not reach $35,000,000 by December 31, 2011, and accordingly, the guaranteed $250,000 milestone payment, which is included as a liability in discontinued operations in the accompanying Consolidated Balance Sheets as of December 31, 2011, was paid in January 2012. No other payments are due pursuant to the merger agreement.

We have no off-balance sheet financing arrangements.

Contractual Obligations and Other Commercial Commitments

Perrigo Pharmaceuticals Company

On October 21, 2005, the former Sirius entered into a supply agreement with L. Perrigo Company, or Perrigo, for the exclusive manufacture and supply of a proprietary device/drug kit designed by Sirius pursuant to an approved abbreviated new drug application, or ANDA, owned by Perrigo. The agreement, which covers our ClindaReach® product, was assigned to us as part of the Sirius merger, and has been assigned by Perrigo to its affiliate, Perrigo Pharmaceuticals Company. During the fourth quarter of 2010, the parties executed an amendment to the agreement, which extended the initial term of the agreement through December 31, 2011, subject to certain rights to early termination. Perrigo’s affiliate was entitled to royalties on net sales of the product, including certain minimum royalties. For calendar year 2011, the minimum annual royalty of $250,000, which is included in Current Liabilities of Discontinued Operations in the accompanying Consolidated Balance Sheets as of December 31, 2011, was paid in January 2012. This agreement has terminated.

Merger With Sirius Laboratories, Inc.

In March 2006, we closed our merger to acquire all of the common stock of Sirius Laboratories Inc. in exchange for cash and common stock worth up to $30,000,000. Of the up to $30,000,000, up to $5,000,000, ($1,500,000 of which would be paid in cash, and $3,500,000 of which would be paid in cash or common stock) may be paid based on a combination of new product approvals or launches, and achievement of certain pre-determined total cumulative sales milestones for Sirius products. With the launch of ClindaReach®, we were obligated to make a cash payment of $500,000 to the former shareholders of Sirius. Also, as a consequence of the decision not to launch the product under development with another third party and pursuant to the terms of the merger agreement with Sirius, we paid $250,000 on a pro rata basis to the former Sirius shareholders. Similarly, with our decision in early 2008 not to develop a third product from a list of product candidates acquired as part of the merger, another $250,000 was paid on a pro rata basis to the former Sirius shareholders. The payments for ClindaReach® and the other two product decisions satisfied our obligations for the $1,500,000 portion of the purchase price mentioned above. In the third quarter of 2008, the first of the pre-determined total cumulative sales milestones for Sirius products was achieved, and accordingly, we made a cash payment of $1,500,000 to the former Sirius shareholders in consideration of the milestone achievement.

Pursuant to the agreements we entered into in April 2009, we agreed to extend the milestone termination date from 50 months from the date of the closing of the merger until December 31, 2011 and to include in the definition of net sales in the merger agreement payments which we may receive from the divestiture of Sirius products by December 31, 2011. This amendment to the merger agreement also removed our obligation to market the Sirius products according to certain previously required standards and allows us to manage all business activities relating to the products acquired from Sirius without further approval from the former Sirius shareholders.

In April 2009, we paid to the former Sirius shareholders, on a pro rata basis, $100,000. In addition, in the event that the $1,000,000 milestone payment that would have been due under the merger agreement if cumulative net sales of the Sirius products reached $35,000,000 was not, in fact, triggered by December 31, 2011, then we agreed to pay $250,000 to the former Sirius shareholders on a pro rata basis on or before January 6, 2012. Cumulative net sales of the Sirius products did not reach $35,000,000 by December 31, 2011, and accordingly, the guaranteed $250,000 milestone payment, which is included in Current Liabilities of Discontinued Operations in the accompanying Consolidated Balance Sheets as of December 31, 2011, was paid in January 2012. No other payments are due pursuant to the merger agreement.

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

For the years ended December 31, 2011, 2010 and 2009, actual royalties based on product sales were approximately $1,653,000, $1,331,000 and $1,019,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of December 31, 2011).

National Biological Corporation Amended And Restated Purchase And Supply Agreement

On November 29, 2011, we entered into the 2011 Amended and Restated Purchase and Supply Agreement, or the 2011 NBC Agreement, with National Biological Corporation, or NBC, the primary manufacturer of our BLU-U® light source. The 2011 NBC Agreement includes similar terms and conditions to our Amended and Restated Purchase and Supply Agreement dated as of June 21, 2004, as amended, or the 2004 Agreement, which was due to expire on December 31, 2011. The 2011 NBC Agreement replaces the 2004 Agreement and has a term of two (2) years through December 31, 2013. We have an option to further extend the term of the 2011 NBC Agreement for an additional two years if we purchase a certain number of units.

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

Research Agreements

We have entered into various agreements for research projects and clinical studies. As of December 31, 2011, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $3,093,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2011 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at December 31, 2011:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,152,000	$389,000	$763,000	$—	$—
Purchase obligations(1, 2)	5,303,000	5,288,000	15,000	—	—
Minimum royalty obligations(3)	360,000	286,000	74,000	—	—

Total obligations	$6,815,000	$5,963,000	$852,000	$—	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ and Perrigo described above.

Rent expense incurred under these operating leases was approximately $357,000, $386,000, and $398,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

As of December 31, 2011, the weighted average yield to maturity on our investments was 1.39%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2011, the fair market value of the portfolio would decline by $28,000. Declines in interest rates could, over time, reduce our interest income.

Derivative Financial Instruments

The warrants that we issued on October 29, 2007 in connection with the private placement of our common stock, which expire in April 2013, were determined to be derivative financial instruments and accounted for as a liability. We revalue these warrants on a quarterly basis with any change in value reflected in our earnings. We value these warrants using various assumptions, including our common stock price as of the end of each reporting period, the historical volatility of our common stock price, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Changes in our common stock price or in interest rates would result in a change in the value of the warrants and impact our consolidated statement of operations. A 10% increase in our common stock price would cause the fair value of the warrants and our warrant liability to increase by approximately $428,000.

Currency Exchange Rates

Exchange rates that we are subject to, primarily the Canadian dollar, are not material to our operations.

Forward-Looking Statements Safe Harbor

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our expectations regarding the potential for reduction of headcount, and our desire to raise funds through financing transactions, management’s beliefs regarding the unique nature of Levulan® and its use and potential uses, expectations regarding the enrollment of our BASDI clinical trial, beliefs regarding the future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, our beliefs regarding the safety, simplicity, reliability and cost-effectiveness of light sources, our expectations regarding product launches in other countries and territories, expectations regarding additional market expansion, the impact on our market share resulting from Galderma’s promotion of Metvixia®, the approval of Leo Pharma’s Picato® Gel, Medicis’ potential launch of two recently approved line extensions for the Zyclara® franchise and Photocure launch of AllumeraTM, expectations regarding the confidentiality of our proprietary information, beliefs regarding regulatory classifications, filings, timelines, off-label use, and environmental compliance, beliefs concerning patent disputes or patents issued to third parties, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to obtain, secure, defend and enforce our patents, beliefs regarding the result of the reexamination process of our patents, beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products and their margins, our beliefs regarding the size of the market for our products and our product candidate, expected use of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and market acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and beliefs regarding competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our, beliefs regarding the impact of raising additional funds to meet capital requirements and the potential dilution to our existing shareholders, beliefs regarding the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding our manufacturing capabilities, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding the dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect of increased reimbursement, beliefs regarding the adoption of our products, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and plans to seek improvement, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, expectations related to the change in revenues of our PDT products, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility or any facility of our contract manufacturers, beliefs regarding our Nasdaq Global Market listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding evaluation of wholesaler inventory levels and our applicable revenue related reserves, beliefs regarding factors which could trigger an impairment review, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding our NUBIG enhancements, beliefs regarding a future ownership change or change of control, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, intentions to support research, anticipation of future NDAs for Levulan® PDT as combination products, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, beliefs regarding competitive products, beliefs concerning revenues, beliefs regarding our capital resource needs, beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, beliefs regarding softness in the international markets, beliefs regarding economic recovery, beliefs regarding the failure to comply with FDA or other governmental regulatory requirements and the impact of such failure, beliefs regarding the global credit and financial market conditions on our business, beliefs regarding cash flows, beliefs regarding production yields, costs or quality of our products, beliefs regarding market acceptance of our products, beliefs regarding collaborations with outside scientists, beliefs regarding our products becoming non-competitive or obsolete, beliefs regarding our inventory becoming obsolete or our inventory significantly changing in value, expectation to hire additional sales representatives, expectations for losses from operations, intention to continue to develop combination drug and light device systems, beliefs regarding patent protection of our technology and from competition, beliefs regarding financial benefits from patent protection, beliefs regarding the FDA and preclinical and clinical testing process beliefs regarding the PMA process, beliefs regarding improved gross margins on Kerastick® from further volume growth and price increases in the United States, beliefs regarding the timing of pricing changes, beliefs regarding the purchasing patterns of our customers, our expectations regarding BASDI research and development costs, beliefs regarding our intention to announce a price increase on an annual basis in the fourth quarter of each year and our beliefs regarding our ability to be profitable each quarter and the affect of fluctuations in the demand for our products during the year. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Changes In Internal Control Over Financial Reporting.    The Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DUSA Pharmaceuticals, Inc.

Wilmington, Massachusetts

We have audited the internal control over financial reporting of DUSA Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 6, 2012 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2012

ITEM 9B. OTHER	INFORMATION

On March 6, 2012, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter and year ended December 31, 2011. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections entitled “Nominees,” “Executive Officers who are not Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Meetings and Committees of the Board,” and “Code of Ethics Applicable to Senior Officers” of the Registrant’s 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “NonQualified Deferred Compensation,” “Compensation Discussion and Analysis,” and “Board Compensation Committee Report” of Registrant’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Registrant’s 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board” of the Registrant’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section entitled “Ratification of the Selection of Independent Registered Public Accounting Firm” of the Registrant’s 2012 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	List of Financial Statements

B.	Exhibits filed as part of this Report

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and

2(a.3)	Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference.

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and

3(b)	Amended and Restated By-laws of the Registrant.

4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;

4(b)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4(c)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4(d)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and

4(e)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.

10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

10(b)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(d)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;+

10(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;+

10(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference;+

10(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference;+

10(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference;+

10(h)	2011 Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of November 29, 2011, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended;

10(i)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, and is incorporated herein by reference;

10(i.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

10(i.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;

10(i.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(i.4)	Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(j)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(k)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(l)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(m)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference;

10(n)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10(o)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(o.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(p)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(p.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(q)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(q.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(q.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(r)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(s)	Amendment No. 1 to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;

10(s.1)	Amendment No. 2 to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(t)	Employment Agreement of Robert F. Doman dated as of December 29, 2004 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(u)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(v)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(w)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(w.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(x)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;

10(y)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(y.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(z)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference;+

10(aa)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+

10(bb)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+

10(cc)	Asset Purchase Agreement between Registrant and Acella Pharmaceuticals LLC dated June 30, 2011 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, and is incorporated herein by reference; and

10(dd)	DUSA Pharmaceuticals, Inc. Amended and Restated 2011 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 20, 2011, and is incorporated herein by reference.+

14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

21(a)	Subsidiaries of the Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and

31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated March 6, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

+	Management contract or compensatory plan or arrangement.
*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DUSA Pharmaceuticals, Inc.

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of DUSA Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DUSA Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2012

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,423,682	$8,884,402
Marketable securities, at fair value	3,791,942	10,762,559
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $35,000 in 2011 and 2010, respectively	3,729,303	3,225,296
Inventory	2,823,173	2,047,926
Prepaid and other current assets	1,380,763	1,344,062
Current assets of discontinued operations	38,671	203,465

TOTAL CURRENT ASSETS	36,187,534	26,467,710
Restricted cash	175,810	174,753
Property, plant and equipment, net	1,601,101	1,582,777
Deferred charges and other assets	57,833	68,099

TOTAL ASSETS	$38,022,278	$28,293,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$803,639	$160,742
Accrued compensation	2,351,342	2,243,997
Other accrued expenses	2,459,562	1,967,293
Deferred revenues	—	712,338
Current liabilities of discontinued operations	851,775	383,545

TOTAL CURRENT LIABILITIES	6,466,318	5,467,915
Deferred revenues	900,769	1,917,237
Warrant liability	2,216,763	1,203,553
Other liabilities	157,238	181,153

TOTAL LIABILITIES	9,741,088	8,769,858

COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY
Capital stock authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,649,614 and 24,239,365 shares of common stock, no par, at December 31, 2011 and December 31, 2010, respectively	151,985,930	151,703,468
Additional paid-in capital	10,606,654	9,399,434
Accumulated deficit	(134,336,998)	(141,656,600)
Accumulated other comprehensive income	25,604	77,179

TOTAL SHAREHOLDERS’ EQUITY	28,281,190	19,523,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,022,278	$28,293,339

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Product revenues	$45,296,065	$36,423,171	$28,338,168
Cost of product revenues	6,921,906	6,419,446	6,007,034

GROSS MARGIN	38,374,159	30,003,725	22,331,134
Operating costs:
Research and development	5,275,001	4,929,622	4,313,313
Marketing and sales	15,382,721	13,240,543	12,897,286
General and administrative	9,956,608	9,105,846	7,956,410

TOTAL OPERATING COSTS	30,614,330	27,276,011	25,167,009

INCOME (LOSS) FROM OPERATIONS	7,759,829	2,727,714	(2,835,875)
Other income	46,446	226,055	290,681
Loss on change in fair value of warrants	(1,013,210)	(390,648)	(376,447)

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAX BENEFIT	6,793,065	2,563,121	(2,921,641)
Income tax benefit	—	—	162,661

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,793,065	2,563,121	(2,758,980)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION	526,537	139,496	250,688

NET INCOME (LOSS)	$7,319,602	$2,702,617	$(2,508,292)

BASIC NET INCOME (LOSS) PER SHARE — CONTINUING OPERATIONS	$0.28	$0.11	$(0.11)

DISCONTINUED OPERATIONS	0.02	0.01	0.01

BASIC NET INCOME (LOSS) PER SHARE	$0.30	$0.11	$(0.10)

DILUTED NET INCOME (LOSS) PER SHARE — CONTINUING OPERATIONS	$0.26	$0.10	$(0.11)

DISCONTINUED OPERATIONS	0.02	0.01	0.01

DILUTED NET INCOME (LOSS) PER SHARE	$0.28	$0.11	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	24,531,798	24,188,163	24,102,085

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	26,352,535	24,765,910	24,134,627

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comprehensive Income	Total
	Number of Shares	Amount
Balance, January 1, 2009	24,089,452	151,663,943	7,514,900	(141,850,925)	384,281	17,712,199
Comprehensive loss:
Net loss				(2,508,292)		(2,508,292)
Net unrealized gain on marketable securities available-for-sale					(158,794)	(158,794)

Total comprehensive loss						$(2,667,086)
Share-based compensation expense			800,774			800,774
Vesting of common stock grants	22,750	22,750	(22,750)
Settlements of restricted stock for tax withholding obligations	(3,294)	(3,294)	(1,119)			(4,413)

Balance, December 31, 2009	24,108,908	151,683,399	8,291,805	(144,359,217)	225,487	15,841,474
Comprehensive loss:
Net loss				2,702,617		2,702,617
Net unrealized loss on marketable securities available-for-sale					(148,308)	(148,308)

Total comprehensive loss						$2,554,309
Share-based compensation expense			1,107,629			1,107,629
Exercises of options	38,300	62,560				62,560
Vesting of common stock grants	115,250
Settlements of restricted stock for tax withholding obligations	(23,093)	(42,491)				(42,491)

Balance, December 31, 2010	24,239,365	$151,703,468	$9,399,434	$(141,656,600)	$77,179	$19,523,481
Comprehensive income:
Net income				7,319,602		7,319,602
Net unrealized loss on marketable securities available-for-sale					(51,575)	(51,575)

Total comprehensive income						$7,268,027
Share-based compensation expense			1,207,220			1,207,220
Exercises of options	273,588	516,219				516,219
Vesting of common stock grants	191,250
Settlements of restricted stock for tax withholding obligations	(54,589)	(233,757)				(233,757)

Balance, December 31, 2011	24,649,614	$151,985,930	$10,606,654	$(134,336,998)	$25,604	$28,281,190

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$7,319,602	$2,702,617	$(2,508,292)
Less: Income from discontinued operations	(526,537)	(139,496)	(250,688)

Net income (loss) from continuing operations	6,793,065	2,563,121	(2,758,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of premiums and discounts on marketable securities	(13,126)	2,388	46,145
Realized loss on sales of marketable securities	—	—	43,678
Share-based compensation	1,207,220	1,107,629	800,774
Depreciation and amortization	445,233	393,611	455,528
Loss on change in fair value of warrants	1,013,210	390,648	376,447
Deferred revenues recognized	(1,728,806)	(1,179,042)	(960,290)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	(504,007)	(735,007)	(327,416)
Inventory	(775,247)	20,999	432,322
Prepaids and other assets	(26,435)	217,405	404,935
Accounts payable	642,897	(464,045)	335,193
Accrued compensation and other accrued expenses	599,614	1,154,851	(871,773)
Other liabilities	(23,915)	(41,863)	(121,656)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	7,629,703	3,430,695	(2,145,093)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	409,561	(106,313)	362,676

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,039,264	3,324,382	(1,782,417)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of marketable securities	(4,497,832)	(12,742,296)	(12,049,905)
Proceeds from maturities and sales of marketable securities	11,430,000	10,885,000	17,748,159
Restricted cash	(1,057)	(498)	(411)
Purchases of property, plant and equipment	(463,557)	(215,633)	(178,308)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	6,467,554	(2,073,427)	5,519,535
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	750,000	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,217,554	(2,073,427)	5,519,535

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercise of options	516,219	62,560	—
Settlements of restricted stock for tax withholding obligations	(233,757)	(42,491)	(4,413)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	282,462	20,069	(4,413)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,539,280	1,271,024	3,732,705
Less (increase) decrease in cash and cash equivalents from discontinued operations	(1,159,561)	106,313	(362,676)

Increase (decrease) in cash and cash equivalents from continuing operations	14,379,719	1,377,337	3,370,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,884,402	7,613,378	3,880,673

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,423,682	$8,884,402	$7,613,378

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)    NATURE OF BUSINESS

DUSA Pharmaceuticals, Inc. (“DUSA” or the “Company”) is a vertically integrated dermatology company that is developing and marketing Levulan® photodynamic therapy (“PDT”) and other products for common skin conditions. The Company is based in Wilmington, Massachusetts. The Company’s marketed products include, among others, Levulan® Kerastick® 20% Topical Solution with PDT and the BLU-U® brand light source.

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

Following its acquisition of Sirius Laboratories, Inc., which occurred in 2006, the Company had operated in two segments, Photodynamic Therapy (“PDT”) Drug and Device Products and Non-Photodynamic Therapy (“Non-PDT”) Drug Products. The Company’s Levulan® Kerastick® and BLU-U® products comprised its PDT segment, while its Non-PDT segment was comprised of the products acquired in the acquisition of Sirius. At December 31, 2011, the Company ceased marketing and selling its remaining Non-PDT products, which were ClindaReach® and Meted®. The former Non-PDT Drug segment is now reflected as discontinued operations for all periods presented.

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

c) Cash and Cash Equivalents — Cash equivalents include short-term highly liquid money market funds. All other investments are classified as marketable securities. The Company maintained cash of $176,000 and $175,000 at December 31, 2011 and 2010, respectively, in a separate bank account in support of a letter of credit of $172,000 that was issued in lieu of a security deposit on the lease for its manufacturing facility in Wilmington, Massachusetts. The cash is presented in restricted cash as a non-current asset in the Consolidated Balance Sheets.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

g) Valuation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. When it is determined that the carrying value of a long-lived asset is not recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. There have been no impairment charges recorded for long-lived assets in the Consolidated Statements of Operations in 2011, 2010, or 2009.

h) Goodwill and Other Intangible Assets — At December 31, 2011, the Company has no goodwill or intangible assets. In connection with the acquisition of Sirius Laboratories, Inc., (which became the Company’s Non-PDT segment), the Company recorded goodwill of approximately $8.3 million. In fiscal years prior to 2009, impairment charges for goodwill were recorded that totaled approximately $8.3 million.

In 2008 and 2007, we recorded impairment charges to goodwill of $6.8 million and $1.5 million, respectively. The impairment charges were related to our review of the carrying amounts of our goodwill related to our former Non-PDT segment, which is reflected in Discontinued Operations for all periods presented.

i) Revenue Recognition —Revenues on Kerastick® and BLU-U® product sales in the U.S. and Canada are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collection is reasonably assured. DUSA offers programs that allow physicians access to our BLU-U® device for a trial period. No revenue is recognized on these units until the physician elects to purchase the equipment and all other revenue recognition criteria are met. DUSA’s terms with customers do not provide for the right of return for sales of Kerastick® and BLU-U®, unless the product does not comply with the technical specifications.

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

The Company previously had exclusive marketing, distribution and supply agreements with distributors in Asia Pacific and Latin America. These agreements were terminated by the Company in 2011 and 2010 in Asia Pacific and Latin America, respectively. These agreements had contained multiple deliverables, which were treated as a single unit of accounting utilizing the attribution method for each of the separate payment streams.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under these agreements, the Company received non-refundable milestone payments, a fixed price per unit sold and royalties based on a percentage of net sales to end-users. Prior to termination, the milestones had been deferred and recognized as license revenues on a straight-line basis over the contractual terms of the agreements, and the fixed price and the royalty payments were recognized upon sell through to end users. The terminations resulted in the acceleration of the recognition of deferred revenues in 2011 and 2010 of $1,379,000 and $555,000, respectively. The terminations of these agreements, and the resulting accounting, are further described in Note 9 to the Consolidated Financial Statements “Significant Product Agreements”.

j) Warranty Costs — The Company accrues for estimated future warranty costs on its BLU-U® sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. Warranty costs were immaterial in the periods presented.

k) Research and Development Costs — Costs related to the conceptual formulation and design of products and processes are expensed as research and development costs as incurred. Purchased technology, including the costs of licensed technology for a particular research project that do not have alternative future uses, is expensed as incurred.

l) Marketing and Sales Costs — Costs included in marketing and sales consist mainly of overhead expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, as well as costs related to trade shows costs, miscellaneous marketing and outside consultants. All such costs are expensed as incurred. Advertising costs were immaterial in the periods presented.

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

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

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

	Years Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding-basic	24,531,798	24,188,163	24,102,085
Stock options and unvested shares of common stock	1,820,737	577,747	32,542

Weighted average common shares outstanding-diluted	26,352,535	24,765,910	24,134,627

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following were not included in weighted average common shares outstanding because they are anti-dilutive:

	Years Ended December 31,
	2011	2010	2009
Stock options	893,000	2,837,000	2,660,000
Warrants	—	1,395,000	1,395,000
Unvested shares of common stock	21,000	236,000	364,000

Total	914,000	4,468,000	4,419,000

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

p) Comprehensive Income (Loss) — The Company has reported accumulated comprehensive income (loss) and its components as part of its Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income (loss), apart from net income (loss), relates to net unrealized gains and losses on marketable securities.

q) Segment Reporting — At December 31, 2011, the Company ceased the marketing and selling of its Non-PDT products, ClindaReach® and Meted®, and as a result, the former Non-PDT Drug Products segment has been classified as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. The Company is now managed as a single operating segment.

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

s) Derivative Financial Instruments — The Company has issued common stock warrants in connection with the October 2007 private placement (See Note 8). The warrants are accounted for as derivative liabilities at fair value. Changes in fair value of derivative liabilities are recorded in the Consolidated Statements of Operations under the caption “Loss on change in fair value of warrants.” The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, remaining contractual life and the risk-free interest rate.

t) Discontinued Operations — At December 31, 2011, the Company ceased the marketing and selling of its Non-PDT products, ClindaReach® and Meted®, and as a result, the former Non-PDT Drug Products segment has been classified as discontinued operations in the accompanying financial statements for all periods presented.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining asset is primarily accounts receivable and the remaining liabilities are primarily for the returns of product from wholesalers, for the final milestone payment to the former Sirius shareholders, and for the final payment to a licensor. As of December 31, 2011, the carrying value of Non-PDT inventory was $0. All of the intangible asset value related to the Non-PDT segment, including goodwill, was previously deemed to be impaired and was written down to zero in prior years.

3)    FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company’s financial instruments at December 31, 2011 and 2010 consisted primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, and warrant liability. The Company believes the carrying value of accounts receivable and accounts payable approximates their fair values due to their short-term nature.

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

Level 1:	Quoted market prices in active markets for identical assets or liabilities. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data. Level 2 consists of financial instruments that are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency in the determination of value. The Company accesses publicly available market activity from third party databases and credit ratings of the issuers of the securities it holds to corroborate the data used in the fair value calculations obtained from its primary pricing source. The Company also takes into account credit rating changes, if any, of the securities or recent marketplace activity.

Level 3:	Unobservable inputs that are not corroborated by market data. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. The warrant liability was recorded initially at its fair value using the Black-Scholes option-pricing model and is revalued at each reporting date until the warrants are exercised or expire. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2011
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$24,424,000	$24,424,000	—	—
United States government-backed securities	3,569,000	—	$3,569,000	—
Certificate of Deposit – Restricted Cash	176,000	176,000
Corporate debt securities	223,000		223,000

Total assets	$28,392,000	$24,600,000	$3,792,000	—

Liabilities
Warrant liability	2,217,000	—	—	$2,217,000

Total liabilities	$2,217,000	$—	$—	$2,217,000

	Fair Value Measurements at December 31, 2010
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,884,000	$8,884,000	—	—
United States government-backed securities	9,985,000	—	$9,985,000	—
Certificate of Deposit – Restricted Cash	175,000	175,000
Corporate debt securities	778,000		778,000

Total assets at fair value	$19,822,000	$9,059,000	$10,763,000	—

Liabilities
Warrant liability	1,204,000	—	—	$1,204,000

Total liabilities at fair value	$1,204,000	$—	$—	$1,204,000

The Company reviewed the level classifications of its financial instruments at December 31, 2011 compared to December 31, 2010 and determined that there were no significant transfers between levels in the year ended December 31, 2011.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2011, 2010 and 2009 for the warrant liability, which is classified as Level 3.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2011
	Fair Value at January 1, 2011	Total Unrealized Loss Recognized in Statement of Operations	Purchases, Sales, Issuances, Settlements, Net	Transfers In and/or Our Out of Level 3	Fair Value at December 31 2011	Change in Unrealized Loss in 2011
Warrant Liability	$1,204,000	$1,013,000	$—	$—	$2,217,000	$(1,013,000)

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2010
	Fair Value at January 1, 2010	Total Unrealized Loss Recognized in Statement of Operations	Purchases, Sales, Issuances, Settlements, Net	Transfers In and/or Our Out of Level 3	Fair Value at December 31 2010	Change in Unrealized Loss in 2010
Warrant Liability	$813,000	$391,000	$—	$—	$1,204,000	$(391,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2009
	Fair Value at January 1, 2009	Total Unrealized Loss Recognized in Statement of Operations	Purchases, Sales, Issuances, Settlements, Net	Transfers In and/or Our Out of Level 3	Fair Value at December 31 2009	Change in Unrealized Loss in 2009
Warrant Liability	$436,000	$377,000	$—	$—	$813,000	$(377,000)

Marketable Securities

The Company’s marketable securities consist of the following:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$3,552,000	$17,000	$—	$3,569,000
Corporate debt securities	215,000	8,000	—	223,000

Total marketable securities	$3,767,000	$25,000	$—	$3,792,000

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$9,954,000	$34,000	$(3,000)	$9,985,000
Corporate debt securities	732,000	46,000	—	778,000

Total marketable securities	$10,686,000	$80,000	$(3,000)	$10,763,000

The decrease in net unrealized gains on such securities for the years ended December 31, 2011, 2010 and 2009 was $(52,000), $(148,000) and $(159,000), respectively, which has been recorded in accumulated other comprehensive income and is reported as part of shareholders’ equity in the Consolidated Balance Sheets. Realized losses on sales of marketable securities were $0, $0 and $44,000 in 2011, 2010 and 2009, respectively. As of December 31, 2011, current yields range from 0.25% to 4.52% and maturity dates range from June 2012 to January 2013.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants.

Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash losses for 2011, 2010 and 2009, were $(1,013,000), $(391,000) and $(376,000), respectively. At December 31, 2011 and 2010, the aggregate fair value of these warrants was $2,217,000 and $1,204,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
Expected volatility	61%	81%	88%
Remaining contractual term (years)	1.3	2.3	3.3
Risk-free interest rate	0.2%	0.7%	1.9%
Expected dividend yield	0%	0%	0%
Common stock price	$4.38	$2.45	$1.6

4)    INVENTORY

Inventory consisted of the following at December 31:

	2011	2010
Finished goods	$1,110,000	$790,000
BLU-U® evaluation units	225,000	129,000
Work in process	291,000	371,000
Raw materials	1,197,000	758,000

	$2,823,000	$2,048,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.

5)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31:

	Useful Life	2011	2010
	(In years)
Computer equipment and software	3	$3,307,000	$3,006,000
Furniture, fixtures and equipment	5	1,243,000	1,183,000
Manufacturing facility	Term of lease	2,204,000	2,204,000
Manufacturing equipment	5	2,562,000	2,490,000
Leasehold improvements	Lesser of useful life or term of lease	992,000	962,000

		10,308,000	9,845,000
Accumulated depreciation and amortization		(8,707,000)	(8,262,000)

		$1,601,000	$1,583,000

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization related to property, plant and equipment was $445,000, $394,000, and $456,000 for 2011, 2010 and 2009, respectively.

6)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at December 31:

	2011	2010
Research and development costs	$323,000	$231,000
Marketing and sales costs	249,000	195,000
Other product related costs	918,000	798,000
Legal and other professional fees	363,000	308,000
Employee benefits	368,000	298,000
Other expenses	239,000	137,000

	$2,460,000	$1,967,000

7)    INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
DEFERRED TAX ASSETS
Current
Reserves	$134,000	$64,000
Accrued Charges	511,000	481,000

Total current deferred tax assets	645,000	545,000
Non-current
Operating loss carryforwards	29,091,000	32,717,000
Capitalized research and development	4,117,000	5,431,000
Research and development tax credit carryforwards	1,728,000	1,844,000
Deferred revenue	335,000	1,024,000
Intangible assets	115,000	154,000
Accrued charges	318,000	225,000
Stock-based compensation	1,782,000	1,557,000
Equipment	684,000	782,000

Total noncurrent deferred tax assets	38,170,000	43,734,000

Net deferred tax assets before allowance	38,815,000	44,279,000

Valuation allowance	(38,815,000)	(44,279,000)

Total	$—	$—

During the years ended December 31, 2011, 2010 and 2009, the change in the valuation allowance was approximately $(5,464,000), $(2,702,000), and $177,000, respectively. The change in the valuation allowance in 2011, 2010 and 2009 was principally due to the utilization of federal and state net operating loss (NOL) carryforwards, federal and state NOL carryforward expirations and a reduction in the temporary differences for

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized research and development. During 2011, the Company utilized federal and state net operating loss carryforwards of $4,211,000 and $2,686,000, respectively, to reduce the current tax provision. The Company has generated net operating loss carryforwards from stock compensation deductions and the amount of federal and state excess tax benefits totaling $2,493,000 will be credited to additional paid-in-capital when realized.

Management has concluded that it is not more-likely-than-not that the Company’s deferred tax assets will be realized and therefore the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2011 and December 31, 2010. In concluding that it is not more-likely-than-not that the Company’s deferred tax assets will be realized, the Company evaluated both positive and negative evidence regarding the future realization of these assets. This evaluation requires the Company to make difficult, subjective and complex judgments regarding its projections of taxable income and the amount and expiration dates of its net operating loss carryforwards and other deferred tax assets. In forming its conclusion as to whether the deferred tax assets are more-likely-than-not to be realized, the Company weighed evidence including its historical cumulative profit and loss position, adjusted for non-recurring items, its sources of future taxable income and the projected stability of those sources.

As of December 31, 2011, the Company has federal net operating loss carryforwards of approximately $85,208,000 and research and development tax credits of approximately $1,641,000, both of which, if not utilized, will expire on various dates through 2031 as follows:

	Operating Loss Carryforwards	Research and Development Tax Credits
2011	—	—
2012	6,841,000	—
2013	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	5,738,000	—
2019	—	—
2020	—	110,000
2021	3,052,000	288,000
2022	16,018,000	309,000
2023	12,872,000	148,000
2024	10,498,000	196,000
2025	13,425,000	167,000
2026	5,923,000	114,000
2027	5,321,000	18,000
2028	1,024,000	51,000
2029	4,496,000	80,000
2030	—	66,000
2031	—	94,000

	$85,208,000	$1,641,000

As of December 31, 2011, the Company has state net operating loss carryforwards for tax purposes of approximately $20,992,000 which expire on various dates beginning in 2012 through 2030.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on an Internal Revenue Code (IRC) Section 382 study performed, the Company determined that it has experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007 (the 2007 Ownership Change). The Company’s pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain (NUBIG) recognized within five years of the ownership change. The calculated aggregate amount of NUBIG enhancement for the Company is approximately $4.3 million (i.e., approximately $868,000 per year for the first five years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first five years after the ownership change. Based on these additional factors, the Company estimates that it will be able to utilize approximately $49.9 million of its current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving the Company’s common stock that are outside of its control (such as sales by existing shareholders), could occur during 2012 or thereafter. Future ownership changes could further restrict the utilization of the Company’s net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. An ownership change occurs under IRC Section 382 if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally three years.

Of the $49.9 million of net operating losses available to the Company, approximately $14.4 million, which is comprised of post-2007 Ownership Change net operating losses and accumulated Section 382 limited net operating losses, are available to the Company at December 31, 2011. The available net operating losses will increase annually based on the limitations presented above.

A reconciliation between the effective tax rate and the statutory federal rate is as follows:

	2011	%	2010	%	2009	%
Income tax provision (benefit) at statutory rate	$2,489,000	34.0	$919,000	34.0	$(853,000)	(34.0)
State taxes	1,465,000	19.9	564,000	20.9	(61,000)	(2.4)
Tax credit carryforwards	(134,000)	(1.8)	(149,000)	(5.5)	(61,000)	(2.4)
Warrant valuation adjustment	344,000	4.7	133,000	4.9	128,000	5.1
Change in valuation allowance including revisions of prior year estimates	(5,303,000)	(72.4)	(2,761,000)	(102.2)	265,000	10.6
Federal NOL expirations	825,000	11.3	797,000	29.5	—	—
Expirations and adjustments of vested, non-qualified stock options	—	—	363,000	13.4	303,000	12.1
Other	314,000	4.3	134,000	5.0	279,000	11.0

Effective tax rate	$—	—	$—	—	$—	—

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, the Company’s total amount of unrecognized tax benefits was $1,442,000 and $1,355,000, respectively, which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized a tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The change in unrecognized tax benefits for each of the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at January 1,	$1,355,000	$1,399,000	$1,483,000
Additions for current year tax positions	182,000	—	—
Reductions for expiration of statute of limitations	(95,000)	(44,000)	(84,000)

Balance at December 31,	$1,442,000	$1,355,000	$1,399,000

The Company does not expect substantial changes in its unrecognized tax benefits or positions over the next twelve months.

Tax years ended December 31, 2008, 2009, 2010 and 2011 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, the years in which such losses originate may also be subject to review by relevant taxing authorities if utilized.

8)    WARRANTS AND SHARE BASED AWARDS

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

Share-based Awards

Under the Company’s 2011 Amended and Restated Equity Compensation Plan, (the “2011 Plan”), the Company may grant stock-based awards in amounts not to exceed the lesser of: (i) 25% of the total number of shares of the Company’s common stock issued and outstanding at any given time less the number of shares issued and outstanding under any other equity compensation plan of the Company at such time; or (ii) 6,108,492 shares less the number of shares issued and outstanding under any other equity compensation plan of the Company from time to time. The maximum number of shares of common stock that may be granted to any individual during any calendar year is 500,000.

The 2011 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The 2011 Plan provides for the grant of incentive stock options (“ISO”), nonqualified stock

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options (“NSO”), stock awards, and stock appreciation rights to (i) employees, consultants, and advisors; (ii) the employees, consultants, and advisors of the Company’s parents, subsidiaries, and affiliates; and (iii) and the Company’s non-employee directors.

Non-Qualified Stock Options — All the NSOs granted under the 2011 Plan have an expiration period not exceeding seven years and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate. In addition, the Company initially grants each individual who agrees to become a director 15,000 NSOs to purchase common stock of the Company. Thereafter, on June 30th of each year, each non-employee director will receive automatically an NSO to purchase 10,000 shares of the Company’s common stock. Each NSO will vest in full on the date of the grant and have a term not to exceed seven (7) years from the date of grant. The Compensation Committee has the discretion to award 8,000 shares of restricted stock annually in lieu of a grant of 10,000 options to each continuing non-employee director, subject to the vesting provisions of the 2011 Plan.

Incentive Stock Options — ISOs granted under the 2011 Plan have an expiration period not exceeding seven years (five years for ISOs granted to employees who are also ten percent shareholders) and are issued at a price not less than the market value of the common stock on the grant date. The Committee may establish such vesting and other conditions with respect to options as it deems appropriate.

The 2011 Plan replaced the Company’s 2006 Equity Compensation Plan, as amended (the “2006 Plan”). A summary of stock option activity in both the 2011 Plan and the 2006 Plan, for 2011 follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	3,064,050	$4.09
Options granted	158,300	$4.32
Options forfeited	(25,037)	$2.34
Options expired	(112,500)	$13.02
Options exercised	(273,588)	$1.89

Outstanding, end of year	2,811,225	$3.97	3.89	$4,822,000

Exercisable, end of year	1,828,064	$5.06	3.33	$2,413,000

Options vested and expected to vest, end of year	2,730,495	$4.02	3.84	$4,664,000

A summary of stock options outstanding at December 31, 2011 follows:

Range of Exercise Prices	Outstanding as of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2011	Weighted Average Exercise Price
$1.10-$1.22	592,050	4.23	$1.21	266,176	$1.20
$1.27-$1.60	78,625	2.27	$1.50	68,625	$1.52
$1.65	570,225	5.18	$1.65	135,488	$1.65
$1.74-$3.37	669,850	3.04	$2.70	608,150	$2.74
$3.40-$15.90	900,475	3.61	$8.43	749,625	$9.25

	2,811,225	3.89	$3.97	1,828,064	$5.06

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value for stock options exercised in 2011, 2010 and 2009 was approximately $982,000, $26,000 and $0, respectively. At December 31, 2011, total unrecognized estimated compensation cost related to unvested stock options was $830,000, which is expected to be recognized over a weighted average period of 1.92 years.

The amount of cash received from the exercise of stock options in 2011, 2010 and 2009 was approximately $516,000, $63,000, and $0, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

Unvested Shares of Common Stock — The Company has issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year, or for members of the Board of Directors, 25% immediately and 25% per year thereafter. The changes in unvested common stock during 2011 are as follows:

Outstanding unvested shares of common stock, beginning of year	586,000
Shares granted	506,000
Shares vested	(191,250)

Outstanding unvested shares of common stock, end of year	900,750

Weighted average grant date fair value of shares vested during year	$1.88
Weighted average grant date fair value of shares granted during year	$4.42
Weighted average grant date fair value of unvested shares, end of year	$3.08
Weighted average remaining years to vest	2.48

At December 31, 2011 total unrecognized estimated compensation cost related to unvested common shares was $2,041,000, which is expected to be recognized over a weighted average period of 2.48 years.

Share-based Compensation

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, 2011, 2010 and 2009 is included in the following line items:

	Year Ended December 31,
	2011	2010	2009
Cost of product revenues	$55,000	$49,000	$60,000
Research and development	146,000	123,000	140,000
Selling and marketing	223,000	114,000	110,000
General and administrative	783,000	822,000	491,000

Share-based compensation expense	$1,207,000	$1,108,000	$801,000

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $2.85, $1.18 and $0.81 per share, respectively, determined using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31,
	2011	2010	2009
Volatility	77.3%	75.5%	73.6%
Risk-free interest rate	1.05 - 2.37%	1.79 - 2.73%	1.87 - 2.54%
Expected dividend yield	0%	0%	0%
Expected life-directors and officers	6.1 years	5.9 years	6.0 years
Expected life-non-officer employees	5.6 years	5.6 years	5.8 years

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected life is based on the Company’s historical option cancellation and employee exercise information. The expected life of employee stock options includes the weighted-average period the stock options are expected to remain outstanding post-vesting. In calculating the expected life of the options, the Company classified its grantee population into two groups, directors and officers and non-officer employees. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2011 and 2010, forfeiture rates were estimated to be approximately 2.95% and 3.35%, respectively, for officers and directors and 10.75% and 9.67%, respectively, for non-officer employees.

9)    SIGNIFICANT PRODUCT AGREEMENTS

Daewoong Agreement

In the third quarter of 2011, the Company terminated its Marketing, Distribution and Supply Agreement, dated January 4, 2007, as amended, as of January 10, 2007, September 8, 2008 and June 20, 2011 with Daewoong Pharmaceutical, Co., LTD. and DNC Daewoong Derma & Plastic Surgery Network Company (collectively “Daewoong”). The Company sent notice of termination of the agreement on August 31, 2011 based on DUSA’s contractual right to unilaterally terminate the agreement as a result of certain regulatory milestones that were not achieved. As a result of the termination, the Company recorded $1,379,000 of revenues that were previously deferred, comprised of deferred drug shipments of $301,000 and the unamortized balance of milestone payments of $1,078,000, and recorded $71,000 of costs of revenues that were previously deferred. For 2011 the Daewoong termination resulted in the recognition of $1,308,000 of income from continuing operations.

Stiefel Agreement

In the third quarter of 2010, the Company gave notice to Stiefel Laboratories, Inc. terminating the parties’ Marketing, Distribution and Supply Agreement, dated January 12, 2006, as amended, as of September 26, 2007. The termination of this Agreement, which had appointed Stiefel as the Company’s exclusive marketing and distribution partner for the Company’s product, the Levulan® Kerastick, in Latin America, resulted in the acceleration of the recognition of deferred revenues of $555,000, comprised of deferred drug shipments of $87,000 and the unamortized balance of milestone payments of $468,000, and the acceleration of deferred cost of revenues of $42,000. For 2010 the Stiefel termination resulted in the recognition of $513,000 of income from continuing operations.

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

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10)     RETIREMENT PLAN

The Company has a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”), covering all qualified employees. Participants may elect a salary deferral of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions. The Company matches a participant’s contribution up to 1.25% of a participant’s salary (the “Match”), subject to certain limitations of the 401(k) Plan. Participants will vest in the Match at a rate of 25% for each year of service to the Company. The Company’s matching contributions in 2011, 2010 and 2009 were $72,000, $65,000 and $63,000, respectively.

11)    DISCONTINUED OPERATIONS

At December 31, 2011, the Company ceased marketing and selling its remaining Non-PDT products, which were ClindaReach® and Meted®. The former Non-PDT Drug Products segment is now reflected as discontinued operations in the accompanying financial statements for all periods presented.

The following is a summary of income from discontinued operations, net of income tax benefit, for each of the years in the three-year period ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Revenues	$282,000	$1,010,000	$1,470,000
Cost of revenues	487,000	853,000	667,000

Gross Margin(1)	(205,000)	157,000	803,000
Operating Expenses
Selling, general and administrative	18,000	18,000	314,000
Settlements, net	—	—	75,000
Gain on sale of assets	(750,000)	—	—

Total operating expenses	(732,000)	18,000	389,000
Income from discontinued operations, before income tax provision	527,000	139,000	414,000
Income tax provision	—	—	(163,000)

Income from discontinued operations	$527,000	$139,000	$251,000

(1)	Historical gross margin disclosures for the Non-PDT Drug Products segment included general corporate overhead allocations of $59,000, $149,000 and $272,000, for 2011, 2010, and 2009, respectively. These amounts have been allocated to continuing operations for purposes of discontinued operations.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to the Non-PDT operations for purposes of discontinued operations reporting.

The following is a summary of assets and liabilities associated with discontinued operations as of December 31, 2011 and 2010:

	2011	2010
Assets from discontinued operations:
Accounts receivable, net of allowance for doubtful accounts	$39,000	$86,000
Inventory	—	117,000

Total assets from discontinued operations	39,000	203,000

Liabilities from discontinued operations:
Accounts payable	3,000	2,000
Sales returns reserve	252,000	125,000
Deferred revenues	78,000	—
Payment due to former Sirius shareholders	250,000	232,000
Non-PDT license payable	250,000	—
Other	19,000	25,000

Total liabilities from discontinued operations	$852,000	$384,000

The following is a summary of net cash provided by (used in) operating and investing activities from discontinued operations for each of the years in the three-year period ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Income from discontinued operations, net of tax provision	$527,000	$139,000	$251,000
Decrease in assets	164,000	37,000	276,000
Increase (decrease) in liabilities	469,000	(282,000)	(164,000)
Gain on sale of assets	(750,000)	—	—

Net cash provided by(used in) operating activities from discontinued operations	$410,000	$(106,000)	$363,000

Proceeds from sale of assets	750,000	—	—

Net cash provided by investing activities from discontinued operations	$750,000	$—	$—

The Company establishes an accrual in an amount equal to its estimate of Non-PDT products expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales and related returns and incorporating other factors that could impact sales returns in the future. These other factors include, for example, levels of inventory in the distribution channel, estimated shelf life and product discontinuances. The Company’s policy is to accept returns when product is within six months of expiration. The Company considers all of these factors and adjusts the accrual periodically to reflect actual experience.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in the Company’s sales returns reserve accounts is as follows:

	Balance at January 1, 2011	Provision	Actual Returns or Credits	Balance at December 31, 2011
Sales returns reserve	$125,000	$189,000	$(62,000)	$252,000

	Balance at January 1, 2010	Provision	Actual Returns or Credits	Balance at December 31, 2010
Sales returns reserve	$225,000	$166,000	$(266,000)	$125,000

	Balance at January 1, 2009	Provision	Actual Returns or Credits	Balance at December 31, 2009
Sales returns reserve	$500,000	$290,000	$(565,000)	$225,000

12)     SEGMENT REPORTING

Following its acquisition of Sirius Laboratories, Inc., which occurred in 2006, the Company had operated in two segments, Photodynamic Therapy (“PDT”) Drug and Device Products and Non-Photodynamic Therapy (“Non-PDT”) Drug Products. The Company’s Levulan® Kerastick® and BLU-U® products comprised its PDT segment, while its Non-PDT segment was comprised of the products acquired in the acquisition of Sirius. At December 31, 2011, the Company ceased marketing and selling its Non-PDT products, which were ClindaReach® and Meted®. The former Non-PDT Drugs Products segment is now reflected as discontinued operations in the accompanying financial statements for all periods presented.

During the years ended December 31, 2011, 2010 and 2009, the Company derived revenues from the following geographies based on the location of the customer (as a percentage of product revenues):

	Year Ended December 31,
	2011	2010	2009
United States	95%	96%	94%
Canada	1%	1%	2%
Korea	4%	1%	2%
Latin America	—%	2%	2%

Total	100%	100%	100%

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13)     COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. Total rent expense under operating leases was approximately $357,000, $386,000 and $398,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum payments under lease arrangements at December 31, 2011 are as follows:

Years Ending December Years 31,	Operating Lease Obligations
2012	$389,000
2013	396,000
2014	367,000

Total	$1,152,000

The Company has not accrued amounts for any potential contingencies as of December 31, 2011.

The Company is involved in legal matters arising in the ordinary course of business. Management does not expect that the resolution of these matters will have a material adverse effect on the Company’s financial position or its results of operations. There are no matters for which management believes it is reasonably possible that a material loss has been incurred as of December 31, 2011.

14)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Results for Year Ended December 31, 2011
	March 31	June 30		Sept 30(1)	Dec 31
Product revenues	$10,982,000	$9,671,000		$9,374,000	$15,269,000
Gross margin	9,351,000	8,200,000		7,962,000	12,861,000
(Income (loss) from continuing operations	(571,000)	396,000		3,562,000	3,406,000
(Loss) income from discontinued operations	(34,000)	714,000	(3)	(55,000)	(99,000)
Net income (loss)	$(605,000)	$1,110,000		$3,507,000	$3,307,000
Basic net income (loss) per share -
Continuing operations	$(0.02)	$0.02		$0.14	$0.14
Discontinued operations	$—	$0.03		$—	$—
Basic net income (loss) per share	$(0.02)	$0.05		$0.14	$0.13
Diluted net income (loss) per share -
Continuing operations	$(0.02)	$0.01		$0.13	$0.13
Discontinued operations	$—	$0.03		$—	$—
Diluted net income (loss) per share	$(0.02)	$0.04		$0.13	$0.13

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarterly Results for Year Ended December 31, 2010
	March 31	June 30	Sept 30(2)	Dec 31
Product revenues	$8,296,000	$8,411,000	$7,837,000	$11,879,000
Gross margin	6,676,000	6,912,000	6,499,000	9,917,000
Income (loss) from continuing operations	(640,000)	186,000	148,000	2,869,000
Income (loss) from discontinued operations	215,000	2,000	(115,000)	37,000
Net income (loss)	(424,000)	188,000	33,000	2,906,000
Basic net income (loss) per share -
Continuing operations	$(0.03)	$0.01	$0.01	$0.12
Discontinued operations	$0.01	$—	$—	$—
Basic net income (loss) per share	$(0.02)	$0.01	$0.00	$0.12
Diluted net income (loss) per share -
Continuing operations	$(0.03)	$0.01	$0.01	$0.12
Discontinued operations	$0.01	$—	$—	$—
Diluted net income (loss) per share	$(0.02)	$0.01	$0.00	$0.12

(1)	The third quarter of 2011 includes the acceleration of deferred revenues of $1,379,000 and the acceleration of deferred cost of revenues of $71,000 related to the Company’s termination of its Asia Pacific distribution agreement with Daewoong Pharmaceutical Co., LTD. and Daewoong Derma & Plastic Surgery Network Company, or Daewoong.

(2)	The third quarter of 2010 includes the acceleration of deferred revenues of $555,000 and the acceleration of deferred cost of revenues of $42,000 related to the Company’s termination of its Latin America distribution agreement with Stiefel Laboratories, Inc., or Stiefel.

(3)

Income from discontinued operations in the second quarter of 2011 includes a gain of $750,000 related to the Company’s sale of its patents covering Nicomide®, together with the trademarks Nicomide® and Nicomide-T®, and related domain names.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) DUSA Pharmaceuticals, Inc.

By	(Signature and Title)
/s/ Robert F. Doman
President and Chief Executive Officer

Date: March 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Doman Robert F. Doman	Director, President and Chief Executive Officer (principal executive officer)	March 6, 2012 Date

/s/ Richard C. Christopher Richard C. Christopher	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2012 Date

/s/ Alfred Altomari Alfred Altomari	Director	March 6, 2012 Date

/s/ David Bartash David Bartash	Vice Chairman of the Board and Lead Director	March 6, 2012 Date

/s/ Alexander W. Casdin Alexander W. Casdin	Director	March 6, 2012 Date

/s/ Jay M. Haft, Esq. Jay M. Haft, Esq.	Chairman of the Board and Director	March 6, 2012 Date

/s/ Paul J. Hondros Paul J. Hondros	Director	March 6, 2012 Date

/s/ Magnus Moliteus Magnus Moliteus	Director	March 6, 2012 Date

/s/ David M. Wurzer David M. Wurzer	Director	March 6, 2012 Date

EXHIBIT INDEX

2(a.1)*	Merger Agreement by and among the Registrant, Sirius Laboratories, Inc., and the shareholders of Sirius dated as of December 30, 2005 filed as Exhibit 2(a.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

2(a.2)	First Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of February 6, 2006 filed as Exhibit 2(a.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference; and

2(a.3)	Third Amendment to Merger Agreement by and among the Registrant, Sirius Laboratories, Inc. and the shareholders of Sirius, dated as of April 21, 2009; filed as Exhibit 2(a.3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and is incorporated herein by reference.

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference;

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference; and

3(b)	Amended and Restated By-laws of the Registrant.

4(a)	Common Stock specimen, filed as Exhibit 4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference;

4(b)	Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4(c)	Rights Certificate relating to the rights granted to holders of common stock under the Rights Agreement filed as Exhibit 4.0 to Registrant’s Current Report on Form 8-K filed October 11, 2002, and is incorporated herein by reference;

4(d)	Form of Common Stock Purchase Warrant, dated October 29, 2007 filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference; and

4(e)	Registration Rights Agreement, dated October 29, 2007, by and between the Registrant and each of the respective selling shareholders named therein filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 333-147614, and is incorporated herein by reference.

10(a)	License Agreement between the Registrant, PARTEQ and Draxis Health Inc. dated August 27, 1991, filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;

10(b)	Termination and Transfer Agreement between the Registrant and Draxis Health Inc. dated as of February 24, 2004, filed as Exhibit 10(b.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(c)	Consulting Agreement and General Release of D. Geoffrey Shulman, MD, FRCPC dated as of December 1, 2008, filed as Exhibit 10(d.3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(d)	Amended and Restated License Agreement between the Registrant and PARTEQ dated March 11, 1998, filed as Exhibit 10(e) to the Registrant’s Form 10-K/A filed on June 18, 1999, portions of Exhibit A have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(e)	Incentive Stock Option Plan, filed as Exhibit 10.11 of Registrant’s Registration Statement on Form S-1, No. 33-43282, and is incorporated herein by reference;+

10(f)	1994 Restricted Stock Option Plan, filed as Exhibit 1 to Registrant’s Schedule 14A definitive Proxy Statement dated April 26, 1995, and is incorporated herein by reference;+

10(g)	1996 Omnibus Plan, as amended, filed as Appendix A to Registrant’s Schedule 14A Definitive Proxy Statement dated April 26, 2001, and is incorporated herein by reference;+

10(g.1)	1996 Omnibus Plan, as amended on May 1, 2003, filed as Exhibit 10(h.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference;+

10(g.2)	1996 Omnibus Plan, as amended April 23, 2004, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2004, and is incorporated herein by reference;+

10(h)	2011 Amended and Restated Purchase and Supply Agreement between the Registrant and National Biological Corporation dated as of November 29, 2011, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended;

10(i)	Supply Agreement between the Registrant and Sochinaz SA dated December 24, 1993, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, and is incorporated herein by reference;

10(i.1)	First Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 7, 1994, filed as Exhibit 10(q.1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference;

10(i.2)	Second Amendment to Supply Agreement between the Registrant and Sochinaz SA dated as of June 20, 2000, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2000, and is incorporated herein by reference;

10(i.3)	Third Amendment to Supply Agreement between the Registrant and Sochinaz SA dated July 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2005, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(i.4)	Fifth Amendment to Supply Agreement between the Registrant and Sochinaz SA dated September 10, 2009, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(j)	Master Service Agreement between the Registrant and Therapeutics, Inc. dated as of October 4, 2001, filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed November 8, 2001, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(k)	License and Development Agreement between the Registrant and photonamic GmbH & Co. KG dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(l)	Supply Agreement between the Registrant and medac GmbH dated as of December 30, 2002, filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference;

10(m)	License and Supply Agreement dated August 7, 2007 among the Registrant, photonamic GmbH & Co. KG and medac, GmbH, portions of which have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and is incorporated herein by reference;

10(n)	License, Promotion, Distribution and Supply Agreement between the Registrant and Coherent-AMT dated as of March 31, 2004 filed as Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed May 4, 2004, and is incorporated herein by reference;

10(o)	Employment Agreement of Scott L. Lundahl dated as of June 23, 1999 filed as Exhibit 10(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(o.1)	Amendment No. 1 to Employment Agreement of Scott Lundahl dated as of April 10, 2008, filed as Exhibit 10(s.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(p)	Amended Employment Agreement of Stuart L. Marcus, MD, PhD dated December 9, 1999 filed as Exhibit 10(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(p.1)	Amendment No. 2 to Employment Agreement of Stuart L. Marcus, MD, PhD dated as of April 10, 2008, filed as Exhibit 10(t.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(q)	Employment Agreement of Mark C. Carota dated as of February 14, 2000 filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(q.1)	First Amendment to Employment Agreement of Mark C. Carota dated October 31, 2001 filed as Exhibit 10(w.2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(q.2)	Amendment No. 2 to Employment Agreement of Mark C. Carota dated as of April 10, 2008, filed as Exhibit 10(u.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(r)	Employment Agreement of Richard Christopher dated as of January 1, 2004 filed as Exhibit 10(y) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(s)	Amendment No. 1 to Employment Agreement of Richard Christopher dated as of October 18, 2006 filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference;

10(s.1)	Amendment No. 2 to Employment Agreement of Richard Christopher dated as of April 10, 2008, filed as Exhibit 10(w.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(t)	Employment Agreement of Robert F. Doman dated as of December 29, 2004 filed as Exhibit 10(z) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(u)	First Amendment to Employment Agreement of Robert F. Doman dated November 26, 2008, filed as Exhibit 10(x.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(v)	Compensation Policy Applicable to the Registrant’s Non-Employee Directors filed as Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference;+

10(w)	Employment Agreement of William O’Dell dated as of April 4, 2006 filed as Exhibit 10(ii) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(w.1)	Amendment No. 1 to Employment Agreement of William O’Dell dated as of April 10, 2008, filed as Exhibit 10(jj.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(x)	Patent License Agreement between the Registrant and PhotoCure ASA, dated as of May 30, 2006, portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 10.A to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference;

10(y)	Employment Agreement of Michael Todisco dated as of September 20, 2006 filed as Exhibit 10(11) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;

10(y.1)	Amendment No. 1 to Employment Agreement of Michael Todisco dated as of April 10, 2008, filed as Exhibit 10(mm.1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference;+

10(z)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 24, 2006, and is incorporated herein by reference;+

10(aa)	DUSA Pharmaceuticals, Inc. 2006 Equity Compensation Plan, as amended October 18, 2006 filed as Exhibit 10(pp) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+

10(bb)	DUSA Pharmaceuticals, Inc. 2006 Deferred Compensation Plan, October 18, 2006 filed as Exhibit 10(qq) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by reference;+

10(cc)	Asset Purchase Agreement between Registrant and Acella Pharmaceuticals LLC dated June 30, 2011 portions of which have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, and is incorporated herein by reference; and

10(dd)	DUSA Pharmaceuticals, Inc. Amended and Restated 2011 Equity Compensation Plan, filed as Appendix A to Registrant’s Schedule 14A definitive Proxy Statement dated April 20, 2011, and is incorporated herein by reference.+

14(a)	Form of DUSA Pharmaceuticals, Inc. Code of Ethics Applicable to Senior Officers, filed as Exhibit 14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

21(a)	Subsidiaries of the Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer; and

31(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated March 6, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

+	Management contract or compensatory plan or arrangement.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.