Form 10-Q
period 2012-03-31
DUSA PHARMACEUTICALS INC
filed 2012-05-08
CIK 879993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 4, 2012, the registrant had 24,932,087 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,236,307	$24,423,682
Marketable securities, at fair value	3,784,069	3,791,942
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $50,000 in 2012 and 2011, respectively	3,353,226	3,729,303
Inventory	3,222,775	2,823,173
Prepaid and other current assets	1,220,951	1,380,763
Current assets of discontinued operations	—	38,671

TOTAL CURRENT ASSETS	36,817,328	36,187,534
Restricted cash	175,921	175,810
Property, plant and equipment, net	1,836,858	1,601,101
Deferred charges and other assets	85,489	57,833

TOTAL ASSETS	$38,915,596	$38,022,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,332,175	$803,639
Accrued compensation	546,735	2,351,342
Other accrued expenses	3,368,993	2,459,562
Current liabilities of discontinued operations	319,598	851,775

TOTAL CURRENT LIABILITIES	5,567,501	6,466,318
Deferred revenues	897,101	900,769
Warrant liability	4,140,569	2,216,763
Other liabilities	150,650	157,238

TOTAL LIABILITIES	10,755,821	9,741,088
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY
Capital stock authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 24,932,087 and 24,649,614 shares of common stock, no par, at March 31, 2012 and December 31, 2011, respectively	151,758,788	151,985,930
Additional paid-in capital	11,056,669	10,606,654
Accumulated deficit	(134,674,120)	(134,336,998)
Accumulated other comprehensive income	18,438	25,604

TOTAL SHAREHOLDERS’ EQUITY	28,159,775	28,281,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,915,596	$38,022,278

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011

Product revenues	$13,420,685	$10,981,689
Cost of product revenues	2,069,868	1,630,564

GROSS MARGIN	11,350,817	9,351,125
Operating costs
Research and development	2,050,763	1,323,644
Marketing and sales	4,633,579	3,973,224
General and administrative	3,082,770	2,452,747

TOTAL OPERATING COSTS	9,767,112	7,749,615

INCOME FROM OPERATIONS	1,583,705	1,601,510

Other income	2,979	16,454
Loss on change in fair value of warrants	(1,923,806)	(2,188,933)

LOSS FROM CONTINUING OPERATIONS	(337,122)	(570,969)

LOSS FROM DISCONTINUED OPERATIONS	—	(33,931)

NET LOSS	$(337,122)	$(604,900)

NET LOSS PER SHARE — BASIC AND DILUTED
CONTINUING OPERATIONS	$(0.01)	$(0.02)

DISCONTINUED OPERATIONS	—	—
NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,719,290	24,283,398

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,

	2012	2011

NET LOSS	$(337,122)	$(604,900)

Change in net unrealized gains on marketable securities available-for-sale	(7,166)	(23,636)

COMPREHENSIVE LOSS	$(344,288)	$(628,536)

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,

	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(337,122)	$(604,900)
Less: Loss from discontinued operations	—	33,931

Net loss from continuing operations	(337,122)	(570,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of premiums and discounts on marketable securities	707	(4,840)
Share-based compensation	450,015	196,649
Depreciation and amortization	162,535	106,284
Loss on change in fair value of warrants	1,923,806	2,188,933
Deferred revenues recognized	(3,668)	(119,597)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	376,077	587,283
Inventory	(399,602)	(393,121)
Prepaids and other assets	132,156	155,962
Accounts payable, accrued compensation and other accrued expenses	(582,166)	(669,043)
Other liabilities	(6,588)	(10,155)

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	1,716,150	1,467,386
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(493,506)	112,196

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,222,644	1,579,582
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchases of marketable securities	—	(1,499,337)
Proceeds from maturities and sales of marketable securities	—	3,650,000
Restricted cash	(111)	(275)
Purchases of property, plant and equipment	(182,766)	(75,611)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(182,877)	2,074,777
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from exercise of options	236,346	126,508
Settlements of restricted stock for tax withholding obligations	(463,488)	(191,020)

NET CASH USED IN FINANCING ACTIVITIES	(227,142)	(64,512)

NET INCREASE IN CASH AND CASH EQUIVALENTS	812,625	3,589,847
Net cash provided by (used in) discontinued operations	493,506	(112,196)

Increase in cash and cash equivalents from continuing operations	1,306,131	3,477,651
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,423,682	8,884,402

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,236,307	$12,474,249

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$215,526	$—

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION

The Consolidated Balance Sheet as of March 31, 2012, and the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three-month periods ended March 31, 2012 and 2011 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2) FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company’s financial instruments at March 31, 2012 and December 31, 2011 consisted primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, and warrant liability. The Company believes the carrying value of accounts receivable and accounts payable approximates their fair values due to their short-term nature.

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

The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheets, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2012
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$25,236,000	$25,236,000	—	—
United States government-backed securities	3,563,000	—	$3,563,000	—
Certificate of Deposit – Restricted Cash	176,000	176,000	—	—
Corporate debt securities	221,000	—	221,000	—

Total assets at fair value	$29,196,000	$25,412,000	$3,784,000	—

Liabilities
Warrant liability	$4,141,000	—	—	$4,141,000

Total liabilities at fair value	$4,141,000	$—	$—	$4,141,000

	Fair Value Measurements at December 31, 2011
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$24,424,000	$24,424,000	—	—
United States government-backed securities	3,569,000	—	$3,569,000	—
Certificate of Deposit – Restricted Cash	176,000	176,000	—	—
Corporate debt securities	223,000	—	223,000	—

Total assets at fair value	$28,392,000	$24,600,000	$3,792,000	—

Liabilities
Warrant liability	$2,217,000	—	—	$2,217,000

Total liabilities at fair value	$2,217,000	$—	$—	$2,217,000

The Company reviewed the level classifications of its financial instruments at March 31, 2012 compared to December 31, 2011 and determined that there were no significant transfers between levels in three months ended March 31, 2012.

The table below includes a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2012 and 2011 for the warrant liability, which is classified as Level 3.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three-Month Period Ended March 31, 2012

	Fair Value at January 1, 2012	Total Unrealized Loss Recognized in Statement of Operations	Purchases, Sales, Issuances, Settlements, Net	Transfers In and/or Our Out of Level 3	Fair Value at March 31 2012	Change in Unrealized Loss in 2012
Warrant Liability	$2,217,000	$1,924,000	$—	$—	$4,141,000	$(1,924,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three-Month Period Ended March 31, 2011

	Fair Value at January 1, 2011	Total Unrealized Loss Recognized in Statement of Operations	Purchases, Sales, Issuances, Settlements, Net	Transfers In and/or Our Out of Level 3	Fair Value at March 31 2011	Change in Unrealized Loss in 2011
Warrant Liability	$1,204,000	$2,189,000	$—	$—	$3,393,000	$(2,189,000)

Marketable Securities

The Company’s marketable securities consist of the following:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$3,551,000	$13,000	$(1,000)	$3,563,000
Corporate securities	215,000	6,000	—	221,000

Total marketable securities	$3,766,000	$19,000	$(1,000)	$3,784,000

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$3,552,000	$17,000	$—	$3,569,000
Corporate securities	215,000	8,000	—	223,000

Total marketable securities	$3,767,000	$25,000	$—	$3,792,000

The decrease in net unrealized gains on such securities for the three-month periods ended March 31, 2012 and 2011 were $7,000 and $24,000, respectively, which have been recorded in accumulated other comprehensive income, are reported as part of shareholders’ equity in the Consolidated Balance Sheets and are reported in the Consolidated Statements of Comprehensive Loss. Realized losses on sales of marketable securities were $0 for the three-month periods ended March 31, 2012 and 2011. As of March 31, 2012, current yields range from 0.25% to 4.57% and maturity dates range from June 2012 to January 2013.

Common Stock Warrants

Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. Non-cash losses for the three-month periods ended March 31, 2012 and 2011 were $1,924,000 and $2,189,000, respectively. At March 31, 2012 and December 31, 2011, the aggregate fair value of these warrants was $4,141,000 and $2,217,000, respectively. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December, 31 2011

Expected volatility	69.3%	61%
Remaining contractual term (years)	1.1	1.3
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	0%	0%
Common stock price	$ 6.26	$ 4.38

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

4) INVENTORY

Inventory consisted of the following:

	March 31, 2012	December 31, 2011

Finished goods	$1,223,000	$1,110,000
BLU-U® evaluation units	191,000	225,000
Work in process	239,000	291,000
Raw materials	1,570,000	1,197,000

Total	$3,223,000	$2,823,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period of three years to cost of product revenues to approximate its net realizable value.

5) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011

Research and development costs	$862,000	$323,000
Marketing and sales costs	643,000	249,000
Other product related costs	880,000	918,000
Legal and other professional fees	353,000	363,000
Employee benefits	393,000	368,000
Other expenses	238,000	239,000

Total	$3,369,000	$2,460,000

6) SHARE-BASED AWARDS

The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2012 and 2011 was $4.05 and $2.77 per share, respectively, determined using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended March 31,

	2012	2011

Volatility	78.1%	77.0%
Risk-free interest rate	1.0%	2.4%
Expected dividend yield	0%	0%
Expected life-directors and officers	6.1 years	5.9 years
Expected life-non-officer employees	5.6 years	5.6 years

A summary of stock option activity for the three-month period ended March 31, 2012 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	2,811,225	$3.97
Options granted	116,300	$6.20
Options forfeited	(750)	$2.20
Options expired	—	$—
Options exercised	(98,476)	$2.40

Outstanding, end of period	2,828,299	$4.12	3.87	$8,367,000

Exercisable, end of period	2,060,401	$4.64	3.42	$5,649,000

Options vested and expected to vest, end of period	2,754,154	$4.12	3.81	$8,201,000

At March 31, 2012 total unrecognized estimated compensation cost related to stock options was $1,080,000 which is expected to be recognized over a weighted average period of 2.07 years.

Unvested Shares of Common Stock —

The Company has issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year, or for members of the Board of Directors, 25% immediately and 25% per year thereafter. The changes in unvested common stock during 2012 and 2011 are as follows:

	Three Months Ended March 31,

	2012	2011

Outstanding unvested shares of common stock, beginning of period	901,000	586,000
Shares granted	910,000	450,000
Shares vested	(267,000)	(154,000)

Outstanding, end of period	1,544,000	882,000

Weighted average grant date fair value of shares vested during period	$2.60	$1.43
Weighted average grant date fair value of shares granted during period	$6.20	$4.20
Weighted average grant date fair value of unvested shares, end of period	$5.00	$2.90
Weighted average remaining years to vest	3.27	3.17

At March 31, 2012 total unrecognized estimated compensation cost related to non-vested common shares was $7,018,000, which is expected to be recognized over a weighted average period of 3.27 years.

7) BASIC AND DILUTED NET LOSS PER SHARE

The following were not included in weighted average common shares outstanding because they are anti-dilutive:

	Three Months Ended March 31,

	2012	2011

Stock options	2,828,000	3,047,000
Warrants	1,145,000	1,145,000
Unvested Shares of common stock	1,544,000	882,000

Total	5,517,000	5,074,000

8)    DISCONTINUED OPERATIONS

At December 31, 2011, the Company ceased marketing and selling its remaining Non-PDT products, primarily ClindaReach® and Meted®. The former Non-PDT Drug Products segment is now reflected as discontinued operations in the accompanying financial statements for all periods presented.

The following is a summary of income from discontinued operations for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Revenues	$—	$100,000
Cost of revenues	—	(129,000)

Gross Margin (1)	—	(29,000)
Operating Expenses
Selling, general and administrative	—	5,000

Total operating expenses	—	5,000

Loss from discontinued operations	$—	$(34,000)

(1)	Historical gross margin disclosures for the Non-PDT Drug Products segment included general corporate overhead allocations of $14,000, for 2011. These amounts have been allocated to continuing operations for purposes of discontinued operations.

The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to the Non-PDT operations for purposes of discontinued operations reporting.

The following is a summary of assets and liabilities associated with discontinued operations as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,

	2012	2011

Assets from discontinued operations:
Accounts receivable, net of allowance for doubtful accounts	$—	$39,000

Total assets from discontinued operations	—	39,000

Liabilities from discontinued operations:
Accounts payable	3,000	3,000
Sales returns reserve	189,000	252,000
Deferred revenues	78,000	78,000
Payment due to former Sirius shareholders	—	250,000
Non-PDT license payable	—	250,000
Other	50,000	19,000

Total liabilities from discontinued operations	$320,000	$852,000

The following is a summary of net cash (used in) provided by operating activities from discontinued operations for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,

	2012	2011

Loss from discontinued operations	$—	$(34,000)
Decrease in assets	39,000	46,000
(Decrease) increase in liabilities	(532,000)	100,000

Net cash (used in) provided by operating activities from discontinued operations	$(493,000)	$112,000

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

A summary of activity in the Company’s sales returns reserve accounts is as follows:

	Balance at January 1, 2012	Provision	Actual Returns or Credits	Balance at March 31, 2012
Sales returns reserve	$252,000	$—	$(63,000)	$189,000

	Balance at January 1, 2011	Provision	Actual Returns or Credits	Balance at March 31, 2011
Sales returns reserve	$125,000	$55,000	$(22,000)	$158,000

9) COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. Total rent expense under operating leases was approximately $90,000 and $85,000 for the three-month periods ended March 31, 2012 and 2011, respectively. Future minimum payments under lease arrangements at March 31, 2012 are as follows:

Years Ending December 31,	Operating Lease Obligations

2012	$292,000
2013	396,000
2014	367,000

Total	$1,055,000

The Company has not accrued amounts for any other potential contingencies as of March 31, 2012.

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

We are marketing Levulan® PDT under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, and BLU-U® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending.

We manufacture our Levulan® Kerastick® in our Wilmington, Massachusetts facility. We are responsible for the regulatory, sales, marketing, and customer service and other related activities for our Levulan® Kerastick® and BLU-U®.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the three months ended March 31, 2012.

RESULTS OF OPERATIONS — THREE MONTHS ENDING MARCH 31, 2012 VERSUS MARCH 31, 2011

Revenues — Total revenues for the three-month period ended March 31, 2012 were $13,421,000, as compared to $10,982,000 in 2011 and were comprised of the following:

	Three Months Ended March 31,

	2012	2011	Increase/(Decrease)

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$12,614,000	$10,194,000	$2,420,000
Canada	—	183,000	(183,000)
Korea	—	116,000	(116,000)

Subtotal Levulan® Kerastick® product revenues	12,614,000	10,493,000	2,121,000
BLU-U® PRODUCT REVENUES
United States	807,000	489,000	318,000

TOTAL PRODUCT REVENUES	$13,421,000	$10,982,000	$2,439,000

For the three-month period ended March 31, 2012, total products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $13,421,000. This represents an increase of $2,439,000, or 22%, over the comparable 2011 total of $10,982,000. The increase in revenues was driven by increased Kerastick® and BLU-U® revenues in the United States.

For the three-month period ended March 31, 2012, Kerastick® revenues were $12,614,000, representing an increase of $2,121,000, or 20%, over the comparable 2011 total of $10,493,000. Kerastick® unit sales to end-users for the three-month period ended March 31, 2012 were 83,262, all of which were sold in the United States. This represents an increase from 75,213 Kerastick® units sold in the three-month period ended March 31, 2011, including 72,036 sold in the United States, 1,938 sold in Canada, and 1,239 sold in Korea. Our average net selling price for the Kerastick® increased to $151.41 per unit for the three-month period ended March 31, 2012 from $138.73 per unit in 2011. Our average net selling price for the Kerastick® in the prior year includes sales made directly to our end-user customers, as well as sales made to our international distributors. The increase in 2012 Kerastick® revenues was driven mainly by an increase in sales volumes in the United States, as well as an increase in our overall average unit selling price.

For the three-month period ended March 31, 2012, BLU-U® revenues were $807,000, an increase of $318,000, or 65%, compared to the 2011 total of $489,000. The increase in BLU-U® revenues were due to an increase in our sales volumes, partially offset by a decrease in our overall average selling price. In the three-month period ended March 31, 2012, there were 114 units sold, as compared to a total of 64 units sold in 2011. Our average net selling price for the BLU-U® decreased to $7,012 for the three-month period ended March 31, 2012 from $7,434 for 2011. The decrease in our average selling price over the prior year is a result of incentive discounting to coincide with the American Academy of Dermatology meeting. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At March 31, 2012, there were approximately 35 units in the field pursuant to this evaluation program, compared to 48 units in the field at December 31, 2011. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of 3 years. The increase in our total product revenues for the three-month period ended March 31, 2012, compared to the comparable 2011 period, results primarily from increased Kerastick® and BLU-U® revenues in the United States.

We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. Additionally, in 2011, we initiated 2 clinical trials to study broad area, short incubation methods, which, if successful, would encourage us to conduct further studies which could lead to enhancements to our current product label and allow us to market our therapy under a treatment method being adopted by the medical community.

During 2012, our revenues in the United States grew as a result of increased demand for our Levulan® Kerastick® and our BLU-U®. With respect to Kerastick® prices, we announced a price increase in the fourth quarter of 2011, which became effective January 1, 2012. We intend to announce a price increase each year in the fourth quarter, which will become effective on January 1 of the following year. This strategy is likely to have a positive impact on sales volumes in the fourth quarter of each year. Although we expect continued growth in revenues, we are susceptible to the uncertain economic conditions, particularly with our customer base where our product lacks reimbursement, and to increased competition, particularly from Medicis Pharmaceutical Corporation, who in December 2011 acquired Aldara®, a topical AK product, and Zyclara®, used to treat precancerous skin growths related to sun overexposure, and Leo Pharma, who in January 2012 received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. Also, Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and this product is directly competitive with our Levulan® Kerastick® product. Metvixia® is commercially available in the U.S.; however, product revenues have not been significant to date. Also, in June 2011, PhotoCure announced the commercial launch of an ALA ester-based product, Allumera®, as a cosmetic, which could cause disruption in the marketplace.

Our ability to maintain profitability on a quarterly basis may be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

Also see the section entitled “Risk Factors — We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.”

Cost Of Product Revenues and Royalties — Cost of product revenues and royalties for the three-month period ended March 31, 2012 were $2,070,000 as compared to $1,631,000 in 2011. A summary of the components of cost of product revenues and royalties is provided below:

	Three Months Ended March 31,

	2012	2011	Increase

Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct and indirect Levulan® Kerastick® Product Costs	$878,000	$796,000	$82,000
Royalty and supply fees (1)	500,000	411,000	89,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	1,378,000	1,207,000	171,000
BLU-U® Cost of Product Revenues
Direct BLU-U® Product Costs	479,000	257,000	222,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	213,000	167,000	46,000

Subtotal BLU-U® Cost of Product Revenues	692,000	424,000	268,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$2,070,000	$1,631,000	$439,000

(1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, on sales of Levulan® Kerastick® in Canada.

Margins — Total product margins for the three-month period ended March 31, 2012 were $11,351,000, or 85%, as compared to $9,351,000, or 85%, for the comparable 2011 period, as shown below:

	Three Months Ended March 31,				Increase

	2012		2011

Levulan® Kerastick® gross margin	$11,237,000	89%	$9,286,000	88%	$1,951,000
BLU-U® gross margin	114,000	14%	65,000	13%	49,000

TOTAL GROSS MARGIN	$11,351,000	85%	$9,351,000	85%	$2,000,000

Kerastick® gross margins for the three-month period ended March 31, 2012 were 89% compared to 88% for the comparable 2011 period. The margin improvement for 2012 is attributable to increased U.S. sales volumes and an increase in our overall average selling price.

Our long-term goal is to achieve higher gross margins on Kerastick® sales. We believe that we can achieve improved gross margins on our Kerastick® from further volume growth and price increases in the United States.

BLU-U® margins for the three-month period ended March 31, 2012 were 14% compared to 13% for the comparable 2011 period. The increase in gross margin percentage is a result of increased sales volumes, partially offset by a decrease in our average selling price. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-U® units at low profit margins.

Research and Development Costs — Research and development costs for the three-month period ended March 31, 2012 were $2,051,000 as compared to $1,324,000 in the comparable 2011 period. The increase in 2012 compared to 2011 was due primarily to increased spending related to the initiation of 2 clinical trials in late 2011, as further described in the following paragraph. In addition, we are exploring potential new formulations for Levulan® as part of our product life cycle management activities.

An exploratory DUSA-sponsored Phase 2 clinical trial designed to study the broad area application and/or short drug incubation, or BASDI, method of using the Levulan® Kerastick® was initiated during the fourth quarter of 2011, and is being carried out at 13 clinical trial sites. Two hundred thirty-five (235) study subjects have been enrolled in this trial, which is now closed to further accrual. The protocol objectives are to compare the effect of various incubation times (1, 2 or 3 hours), and spot versus broad area application method, on the safety and efficacy of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas. We expect that preliminary results of this trial will be available by the end of 2012. In addition to the BASDI clinical trial for the treatment of AKs of the face and scalp, a pilot DUSA-sponsored clinical trial designed to study a BASDI method of using the Levulan® Kerastick for the treatment of AKs on upper extremities was initiated during the fourth quarter of 2011 at 3 clinical trial sites. Seventy-one (71) subjects have been enrolled in this study and it is now closed to further accrual. The objective of the study is to determine and compare the safety and efficacy of ALA PDT versus vehicle PDT on AKs of the upper extremities, and to evaluate the effect of occlusion on the safety and efficacy of ALA PDT, using blue light after a 3 hour incubation period. We expect that the preliminary results of this study will be available by the end of the third quarter of 2012. Due to these studies, we expect research and development costs for 2012 to be increased from 2011 levels. We expect that the total cost of these trials will be approximately $2.8 million over the course of the trials.

Marketing and Sales Costs — Marketing and sales costs for the three-month period ended March 31, 2012 were $4,634,000 as compared to $3,973,000 for the comparable 2011 period. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses such as travel, and telephone, totaling $3,291,000 for the three-month period ended March 31, 2012, compared to $2,590,000 in the comparable 2011 period. The increase in spending in 2012 in this category is primarily due to increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,343,000 for the three-month period ended March 31, 2012, compared to $1,383,000 for the comparable 2011 period. The decrease in this category is due primarily to a decrease in expenditures related to promotional activities. We expect marketing and sales costs for the full year 2012 to increase from 2011 levels, but to decrease as a percentage of revenues.

General and Administrative Costs —General and administrative costs were $3,083,000 for the three-month period ended March 31, 2012 as compared to $2,453,000 for the comparable prior year period. The increase is mainly attributable to compensation related charges. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2012, we expect general and administrative costs to increase compared with 2011, but to decrease as a percentage of revenues.

Loss on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The increase in the liability during the three-month periods ended March 31, 2012 and 2011 was $1,924,000 and $2,189,000, respectively, which resulted in non-cash losses in the respective periods. The increases in fair value of the warrants are primarily due to increases in our stock price, offset by a decreasing term to expiration. The exercise price of the warrants is $2.85 per share and the warrants expire in April 2013.

Other Income, Net — Other income for the three-month period ended March 31, 2012 decreased to $3,000, as compared $16,000 in the comparable 2011 period. The decrease reflects a general decrease in interest rates over that timeframe.

Loss from Discontinued Operations— Loss from discontinued operations was $0 and $34,000 during the three-month periods ended March 31, 2012 and 2011, respectively. Discontinued operations reflect the results of our historically designated Non-PDT segment. See Note 8 in the Notes to the Consolidated Financial Statements for further discussion.

Net Loss — We reported a net loss of $337,000, or $0.01 per share, for the three-month period ended March 31, 2012, as compared to a net loss of $605,000, or $0.02 per share, for the comparable 2011 period. The decrease in net loss is attributable to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had approximately $29,020,000 of total liquid assets, comprised of $25,236,000 of cash and cash equivalents and marketable securities available-for-sale totaling $3,784,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next 12 months. As of March 31, 2012, our marketable securities had a weighted average yield to maturity of 1.39% and maturity dates ranging from June 2012 to January 2013. Our net cash generated from continuing operations for the three-month period ended March 31, 2012 was $1,716,000 versus $1,467,000 for the comparable period in 2011. The year-over-year increase in cash generated from continuing operations is primarily attributable to a decrease in our loss from continuing operations and changes to working capital. Our net cash (used in) provided by discontinued operations was ($494,000) for the three-month period ended March 31, 2012 versus $112,000 for the comparable period in 2011. Our net cash (used in) provided by investing activities was ($183,000) in 2012, which was primarily from the purchase of equipment. Our net cash used in financing activities in 2012 was ($227,000), resulting from the settlement of tax withholding obligations from restricted stock vestings, partially offset by proceeds from stock option exercises. As of March 31, 2012 working capital, which is our total current assets minus our total current liabilities, was $31,250,000, as compared to $29,721,000 as of December 31, 2011.

In response to the instability in the financial markets, we regularly review our marketable securities holdings, and have invested primarily in securities of the U.S. government and its agencies.

We may expand or enhance our business in the future by using our resources to acquire by license, purchase or other arrangements, additional businesses, new technologies, or products in the field of dermatology. Accordingly, we may also seek to raise funds through financing transactions. We cannot predict whether financing will be available at all or on reasonable terms.

In January 2012, and based on our merger with Sirius Laboratories, Inc. which closed in March 2006, we paid to the former Sirius shareholders, on a pro rata basis, $250,000. No other payments are due pursuant to the merger agreement. Also in

January 2012, we made our final royalty payment to Perrigo Pharmaceuticals Company in the amount of $250,000 under our former agreement for supply of a Non-PDT product.

We have no off-balance sheet financing arrangements.

Contractual Obligations and Other Commercial Commitments

PARTEQ Agreement

We license certain patents underlying our Levulan® PDT system under a license agreement with PARTEQ Research and Development Innovations, or PARTEQ. Under the agreement, we have been granted an exclusive worldwide license, with a right to sublicense, under PARTEQ patent rights, to make, have made, use and sell certain products, including ALA. The agreement covers certain use patent rights. When we sell our products directly, we have agreed to pay to PARTEQ royalties of 6% and 4% on 66% of the net selling price in countries where patent rights do and do not exist, respectively. In cases where we have a sublicensee, we will pay 6% and 4% when patent rights do and do not exist, respectively, on our net selling price less the cost of goods for products sold to the sublicensee, and 6% of payments we receive on sales of products by the sublicensee. We are also obligated to pay to PARTEQ 5% of any lump sum sublicense fees received, such as milestone payments, excluding amounts designated by the sublicensee for future research and development efforts.

For the three-month periods ended March 31, 2012 and March 31, 2011, actual royalties based on product sales were approximately $500,000 and $411,000, respectively. For the years ended December 31, 2011, 2010 and 2009, actual royalties based on product sales were approximately $1,653,000, $1,331,000 and $1,019,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $100,000 as of March 31, 2012).

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

Research Agreements

We have entered into various agreements for research projects and clinical studies. As of March 31, 2012, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $2,381,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2011 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at March 31, 2012:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years

Operating lease obligations	$1,055,000	$391,000	$664,000	$—	$—

Purchase obligations (1, 2)	4,161,000	4,161,000	—	—	—
Minimum royalty obligations (3)	150,000	100,000	50,000	—	—

Total obligations	$5,366,000	$4,652,000	$714,000	$—	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®.

2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.

3)	Minimum royalty obligations relate to our agreements with PARTEQ described above.

Rent expense incurred under these operating leases was approximately $90,000 and $85,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012, the weighted average rate of return on our investments was 1.39%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2012, the fair market value of the portfolio would decline by approximately $19,000. Declines in interest rates could, over time, reduce our interest income.

Derivative Financial Instruments

The warrants that we issued on October 29, 2007 in connection with the private placement of our common stock were determined to be derivative financial instruments and accounted for as a liability. These warrants are revalued on a quarterly basis with the change in value reflected in our earnings. We value these warrants using various assumptions, including the Company’s stock price as of the end of each reporting period, the historical volatility of the Company’s stock price, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Changes in the Company’s stock price or in interest rates result in a change in the value of the warrants.

Currency Exchange Rates

Exchange rates that we are subject to, such as the Canadian dollar, are not material to our operations.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.

Forward-Looking Statements Safe Harbor

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our beliefs regarding our expectations regarding the potential for reduction of headcount, our desire to raise funds through financing transactions, management’s beliefs regarding the nature of Levulan® and its potential uses, curtailment of variable expenses, expectations regarding the enrollment of our BASDI clinical trial, beliefs regarding the future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, our expectations regarding product launches in other countries and territories expectations regarding additional market expansion, the impact on our market share resulting from Galderma’s promotion of Metvixia®, the approval of Leo Pharma’s Picato® Gel, Medicis’ promotion of Aldara® and Zyclara® and PhotoCure’s launch of Allumera®, expectations regarding the confidentiality of our proprietary information, beliefs regarding regulatory classifications, filings, timelines, off-label use, and environmental compliance, beliefs concerning patent disputes or patents issued to third parties, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to obtain, secure, defend and enforce our patents, beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products and their margins, our beliefs regarding the size of the market for our products and our product candidate, expected use of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and market acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and beliefs regarding competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our beliefs regarding the impact of raising additional funds to meet capital requirements and the potential dilution to our existing shareholders, beliefs regarding the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding our manufacturing capabilities, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding the dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect on increased reimbursement, beliefs regarding the adoption of our products, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and plans to seek improvement, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, expectations related to the change in revenues of our PDT products, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility or any facility of our contract manufacturers, beliefs regarding our Nasdaq Global Market listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding our NUBIG enhancements, beliefs regarding a future ownership change or change of control, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, anticipation of future NDAs for Levulan® PDT, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, beliefs regarding competitive products, beliefs concerning revenues, beliefs regarding our capital resource needs, beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, beliefs regarding instability in the international markets, beliefs regarding economic recovery, beliefs regarding the failure to comply with FDA or other governmental regulatory requirements and the impact of such failure, beliefs regarding the global credit and financial market conditions on our business, beliefs regarding cash flows, beliefs regarding production yields, costs or quality of our products, beliefs regarding market acceptance of our products, beliefs regarding collaborations with outside scientists, beliefs regarding our products becoming non-competitive or obsolete, beliefs regarding our inventory becoming obsolete or our inventory significantly changing in value, beliefs regarding patent protection our technology and from competition, beliefs regarding financial benefits from patent protection, beliefs regarding improved gross margins on Kerastick® from further volume growth and price increases in the United States, beliefs regarding the timing of pricing changes, beliefs regarding the purchasing patterns of our customers, our expectations regarding BASDI research and development costs, beliefs regarding our intention to announce a price increase on an annual basis in the fourth quarter of each year and our beliefs regarding our ability to remain profitable each quarter and the affect of fluctuations in the demand for our products during the year. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

We and our manufacturers must continue to comply with current Good Manufacturing Practice regulations, or cGMP, and Quality System Regulations, or QSR, and equivalent foreign regulatory requirements. The cGMP and QSR requirements govern quality control and documentation policies and procedures. In complying with cGMP, QSR and foreign regulatory requirements, we and our third party manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control to assure that our products meet applicable specifications and other requirements.

Manufacturing facilities are subject to ongoing periodic inspection by the FDA, including unannounced inspections. We cannot guarantee that our third party supply sources, including our sole source supplier for the active ingredient in Levulan® and the component parts in the BLU-U®, or our own Kerastick® facility, will continue to meet all applicable FDA regulations. If we, or any of our manufacturers, fail to maintain compliance with FDA regulatory requirements, it would be time-consuming and costly to remedy the problem(s) or to qualify other sources. These consequences could have a significant adverse effect on our financial condition and operations. Additionally, if previously unknown problems with the product, or a manufacturer or its facility are discovered in the future, changes in product labeling restrictions or withdrawal of the product from the market may occur. Any such problems could affect our ability to remain profitable.

Any significant interruption in our operation caused by FDA could have a negative effect on our revenues.

We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.

If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Maintain Profitability On A Quarterly Basis Could Be Delayed.

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product. Metvixia’s U.S. product revenues have not been significant to date. Also, PhotoCure launched an ALA ester-based product, Allumera®, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. On December 2, 2011, Medicis acquired Aldara® and Zyclara®, topical AK products used to treat precancerous skin growths related to sun overexposure. In addition, in January 2012, Leo Pharma, a Danish corporation, received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. These products could negatively impact the market penetration of our PDT products.

Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

If We Do Not Continue To Generate Positive Cash Flow, We May Need More Capital.

We have approximately $29,020,000 in cash, cash equivalents and marketable securities as of March 31, 2012. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with potential increased competition from Metvixia®, Picato® Gel, Allumera®, Aldara® and Zyclara® . If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.

We Have Had Significant Cumulative Losses And May Have Losses In The Future.

We reported net losses of $337,000 and $605,000 for the three-month periods ended March 31, 2012 and 2011, respectively. Prior to 2010, we had a history of annual operating losses and we may incur quarterly losses in the future. As of March 31, 2012, our accumulated deficit was approximately $134,674,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors, may exceed revenues in the future, which may result in future losses from operations.

We Have Only Two Marketed Therapies That Have Received Regulatory Approval Or Clearance, And We Cannot Predict Whether We Will Ever Develop Or Commercialize Any Other Levulan® Product Or Indications Or Any Other Product.

Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.

Except for Levulan® PDT for AKs, and the BLU-U® for acne, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including our BASDI clinical studies and our new Levulan® formulation activities. These candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

We Cannot Assure You That We Will Be Able To Complete Our Broad Area Application And/Or Short Drug Incubation, Or BASDI Method, Clinical Trials Successfully Within Any Specific Time Period, Or That The Results Of Such Clinical Trials Will Be As Expected.

We are currently conducting two clinical trials designed to study BASDI methods of using the Levulan® Kerastick®. Our FDA-approved labeling for Levulan® Kerastick® requires application of Levulan® to individual actinic keratoses, or AKs lesions, but in these clinical trials a broad area application method is being utilized, where Levulan® is applied to an entire skin region. The first study is a Phase 2 study utilizing broad area application with 1, 2 and 3-hour (short) drug incubation for the treatment of AKs, of the face or scalp. The second study is a pilot clinical trial designed to study a BASDI method of using the Levulan® Kerastick® for the treatment of AKs on the upper extremities.

We do not know if these BASDI clinical trials will be completed on schedule or at all. Even if completed, we do not expect that these BASDI clinical trials will produce statistically significant results as they are not powered for this purpose. Additionally, we do not know if the studies will produce clinically meaningful trending information, results which are comparable to our current approved product label claims, or results which are commercially beneficial. Whether or not and how quickly we complete these BASDI clinical trials is dependent in part upon the rate at which we engage clinical trial sites and medical investigators, the rate of patient enrollment (which is now complete), and the rate to collect, clean, lock and analyze the clinical trial databases.

If we experience delays in completion of our BASDI clinical trials, we may incur additional costs and delays, and may not be able to complete our BASDI clinical trials on a cost-effective or timely basis. If enrolled patients do not complete the BASDI clinical trials as planned, we may need to delay or terminate the ongoing BASDI clinical trials and even if the BASDI clinical trials are completed, there is no guarantee they will produce positive trend results, all of which could negatively affect our business.

If We Cannot Maintain Or Improve Physician Reimbursement And/Or Convince More Private Insurance Carriers To Adequately Reimburse Physicians For Our Product, Sales May Suffer.

Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our Levulan® Kerastick® for AK therapy will be limited. While we continue to support efforts to improve reimbursement levels to physicians and are working with the major private insurance carriers to improve coverage for our therapy, if our efforts are not successful, broader adoption of our therapy and sales of our products could be negatively impacted. Although positive reimbursement changes related to AK have been made, some physicians still believe that reimbursement levels do not fully reflect the required efforts to routinely execute our therapy in their practices.

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

Due to the tightening of global credit, there may be disruption or delay in the performance by our third party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including the active ingredient in Levulan® and key components of the BLU-U®, portions of our product manufacturing, conduct of clinical trials and the supply of raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

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

Our ability to compete successfully depends, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no compound patent protection for our Levulan® brand of the compound ALA. Our basic ALA patents are for methods of detecting and treating various diseased tissues using ALA (or related compounds called precursors), in combination with light. We own or exclusively license ALA patents and patent applications related to the following:

•	methods of using ALA and its unique physical forms in combination with light to treat AKs and acne,

•	compositions and apparatus for those methods, and

•	unique physical forms of ALA.

We also own patents covering our Kerastick® and BLU-U®, which also cover our AK therapy. However, other third parties may have blue light devices or drug delivery devices that do not infringe our patents.

The patents we license from PARTEQ, the licensor of our ALA patents, relating to methods of using ALA for detecting or treating disease, other than for acne and our approved indication for AKs of the face or scalp, started to expire in July 2009. The PARTEQ patent which covers our approved AK product expires in September 2013. Beyond September 2013 with the expiration of the PARTEQ patent, we will be more susceptible to certain types of competition. With recently issued patents, relating to use of our BLU-U®, however, we now have additional claims that may mitigate some of the risk relating to our AK product, and these will not expire until June 2019.

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

Metvixia® was approved by the FDA as a treatment of AKs in July 2004, and this ALA-derived product is directly competitive with our Levulan® Kerastick® product. Metvixia’s U.S. product revenues have not been significant to date. Physicians who use Allumera®, another ALA-derived product, for treatment of AKs, even though it is being marketed as a cosmetic product, may be infringing our patents.

While we attempt to protect our proprietary information as trade secrets through agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent, we cannot guarantee that these agreements will provide effective protection for our proprietary information. It is possible that all of the following issues could negatively impact our ability to be profitable:

•	these persons or entities might breach the agreements,

•	we might not have adequate remedies for a breach, and/or,

•	our competitors could independently develop or otherwise discover our trade secrets.

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

We cannot guarantee that problems will not arise with production yields, costs or quality as we and our suppliers manufacture our products. Any manufacturing problems could delay or limit our supplies which would hinder our marketing and sales efforts. If our facility, any facility of our contract manufacturers, or any equipment in those facilities is damaged or destroyed, we may not be able to quickly or inexpensively replace it. Likewise, if there are quality or supply problems with any components or materials needed to manufacture our products, we may not be able to quickly remedy the problem(s). Any of these problems could cause our sales to suffer and could increase costs.

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

Based on an IRC Section 382 study we performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007. Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. The calculated aggregate amount of NUBIG enhancement for us is approximately $4.3 million (i.e., approximately $868,000 per year for the first 5 years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first 5 years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $49.9 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2012 or thereafter. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. If such future ownership changes were to occur, it is a possibility that we could be required to pay federal income taxes in the near-term.

We Have Only A Limited Marketing And Sales Force Organization And As A Result, Our Revenues From Product Sales May Suffer.

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We directly market our products in the United States. In Canada, the only other country in which we market our products, we market Levulan® and the BLU-U® through a distributor. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, the BLU-U®, and other products will be adversely affected, which would adversely affect our results of operations and financial condition.

The Commercial Success Of Any Product That We May Develop Will Depend Upon The Degree Of Market Acceptance Of Our Products Among Physicians, Patients, Health Care Payors, Private Health Insurers And The Medical Community.

Our ability to commercialize any product that we may develop will be highly dependent upon the extent to which the product gains market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the rest of the medical community. If a product does not achieve an adequate level of acceptance, we may not generate material product revenues. The degree of market acceptance of our currently marketed products will depend on a number of factors, including:

•	the effectiveness, or perceived effectiveness, of our product in comparison to competing products,

•	the existence of any significant side effects, as well as their severity in comparison to any competing products,

•	potential advantages over alternative treatments,

•	the ability to offer our product for sale at competitive prices,

•	relative convenience and ease of administration,

•	the strength of marketing and distribution support, and

•	sufficient third party coverage or reimbursement.

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

Additionally, if a third party were to file a United States patent application, or be issued a patent claiming technology also claimed by us in a pending United States application(s), we may be required to participate in interference proceedings in the USPTO to determine the priority of the invention. A third party could also request the declaration of a patent interference between one of our issued United States patents and one of its patent applications. Any interference proceedings likely would require participation by us and/or PARTEQ, which could involve substantial legal fees and result in a loss or lessening of our patent protection.

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

We are a small company with only 96 employees, including 1 part-time employee, as of March 31, 2012. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

We cannot guarantee that new drugs or future developments in drug technologies will not have a material adverse effect on our business. Increased competition could result in:

•	price reductions,

•	lower levels of third party reimbursements,

•	failure to achieve market acceptance, and

•	loss of market share,

any of which could adversely affect our business, results of operations and financial condition.

Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete or less advantageous.

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product and its price is comparable to the price of Levulan®. Metvixia’s U.S. product revenues have not been significant to date. Also, Leo Pharma’s Picato® Gel and Medicis’ Aldara® and Zyclara®, could negatively impact the market penetration of our PDT products.

Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.

We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: Galderma (Switzerland), medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera (Germany), PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway). We also anticipate that we will face increased competition as the scientific development of PDT advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan®. These include: QLT Inc. (Canada); and Miravant, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne market.

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

Risks Related To Our Stock

Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur, Making An Investment Risky.

The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2011 to March 31, 2012, the closing price of our stock has ranged from a low of $2.39 to a high of $6.77. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also made the market price of our stock volatile.

Significant Fluctuations In Orders For Our Products, On A Monthly And Quarterly Basis, Are Commonly Based On External Factors And Sales Promotion Activities. These Fluctuations Could Increase The Volatility Of Our Stock Price.

The price of our common stock may be affected by the amount of quarterly shipments of our products to end-users. Since our PDT products are still in relatively early stages of adoption, and sales volumes are still low, a number of factors could affect product sales levels and growth rates in any period. These could include the timing of medical conferences, sales promotion activities, and large volume purchases by our higher usage customers. In addition, we believe that seasonal fluctuations in the number of patients seeking treatment at various times during the year impact sales volumes. These factors could, in turn, affect the volatility of our stock price.

Future Sales Of Securities May Cause Our Stock Price To Decline.

As of March 31, 2012, there were outstanding options and warrants to purchase 3,974,000 shares of common stock, with exercise prices ranging from $1.10 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were approximately 1,544,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

On May 8, 2012, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter ended March 31, 2012. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	Amended and Restated By-laws of the Registrant, filed as Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 8, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.

By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: May 8, 2012

	By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: May 8, 2012

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	Amended and Restated By-laws of the Registrant, filed as Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012, and is incorporated herein by reference.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 8, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document