Form 10-Q
period 2012-06-30
DUSA PHARMACEUTICALS INC
filed 2012-08-02
CIK 879993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, the registrant had 25,001,008 shares of Common Stock, no par value per share, outstanding.

DUSA PHARMACEUTICALS, INC. TABLE OF CONTENTS TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (Unaudited)	3
- Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 and 2011 (Unaudited)	4
- Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2012 and 2011 (Unaudited)	5
- Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011 (Unaudited)	6
- Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31
Exhibit Index	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

ITEM 1.	FINANCIAL STATEMENTS

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,560,253	$24,423,682
Marketable securities, at fair value	4,775,828	3,791,942
Accounts receivable, net of allowance for doubtful accounts of $43,000 and $50,000 in 2012 and 2011, respectively	2,636,621	3,729,303
Inventory	3,403,328	2,823,173
Prepaid and other current assets	1,029,728	1,380,763
Current assets of discontinued operations	—	38,671

TOTAL CURRENT ASSETS	38,405,758	36,187,534
Restricted cash	176,032	175,810
Property, plant and equipment, net	1,783,959	1,601,101
Deferred charges and other assets	71,878	57,833

TOTAL ASSETS	$40,437,627	$38,022,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,110,165	$803,639
Accrued compensation	1,082,004	2,351,342
Other accrued expenses	3,050,417	2,459,562
Current liabilities of discontinued operations	248,649	851,775

TOTAL CURRENT LIABILITIES	5,491,235	6,466,318
Deferred revenues	893,232	900,769
Warrant liability	2,823,063	2,216,763
Other liabilities	144,061	157,238

TOTAL LIABILITIES	9,351,591	9,741,088

COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY
Capital Stock Authorized: 100,000,000 shares; 40,000,000 shares designated as common stock, no par, and 60,000,000 shares issuable in series or classes; and 40,000 junior Series A preferred shares. Issued and outstanding: 25,001,008 and 24,649,614 shares of common shares, no par, at June 30, 2012 and December 31, 2011, respectively	151,774,972	151,985,930
Additional paid-in capital	11,788,877	10,606,654
Accumulated deficit	(132,489,191)	(134,336,998)
Accumulated other comprehensive income	11,378	25,604

TOTAL SHAREHOLDERS’ EQUITY	31,086,036	28,281,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,437,627	$38,022,278

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Product revenues	$11,726,106	$9,671,254	$25,146,791	$20,652,943
Cost of product revenues	1,778,078	1,471,153	3,847,946	3,101,717

GROSS MARGIN	9,948,028	8,200,101	21,298,845	17,551,226

Operating costs:
Research and development	2,206,877	1,108,774	4,257,640	2,432,418
Marketing and sales	4,000,951	3,288,573	8,634,530	7,261,797
General and administrative	2,874,681	2,550,287	5,957,451	5,003,034

TOTAL OPERATING COSTS	9,082,509	6,947,634	18,849,621	14,697,249

INCOME FROM OPERATIONS	865,519	1,252,467	2,449,224	2,853,977

Other income	1,904	19,533	4,883	35,987
Gain (loss) on change in fair value of warrants	1,317,506	(875,437)	(606,300)	(3,064,370)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,184,929	396,563	1,847,807	(174,406)

INCOME FROM DISCONTINUED OPERATIONS	—	714,032	—	680,101

NET INCOME	$2,184,929	$1,110,595	$1,847,807	$505,695

BASIC NET INCOME (LOSS) PER SHARE – CONTINUING OPERATIONS	$0.09	$0.02	$0.07	$(0.01)

DISCONTINUED OPERATIONS	$—	$0.03	$—	$0.03

BASIC NET INCOME PER SHARE	$0.09	$0.05	$0.07	$0.02

DILUTED NET INCOME (LOSS) PER SHARE – CONTINUING OPERATIONS	$0.08	$0.01	$0.07	$(0.01)

DISCONTINUED OPERATIONS	$—	$0.03	$—	$0.03

DILUTED NET INCOME PER SHARE	$0.08	$0.04	$0.07	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	24,951,545	24,539,627	24,835,418	24,412,221

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	26,914,805	26,813,329	26,902,570	26,334,058

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

NET INCOME	$2,184,929	$1,110,595	$1,847,807	$505,695

Change in net unrealized gains on marketable securities, available-for-sale	(7,060)	(4,533)	(14,226)	(28,169)

COMPREHENSIVE INCOME	$2,177,869	$1,106,062	$1,833,581	$477,526

DUSA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2012	2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$1,847,807	$505,695
Less: income from discontinued operations	—	(680,101)

Net income (loss) from continuing operations	1,847,807	(174,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of premiums and discounts on marketable securities	597	(9,676)
Share-based compensation	1,182,223	571,621
Depreciation and amortization	302,619	217,299
Loss on change in fair value of warrants	606,300	3,064,370
Deferred revenues recognized	(7,537)	(205,133)
Changes in other assets and liabilities impacting cash flows from operations:
Accounts receivable	1,092,682	1,119,888
Inventory	(580,155)	(890,168)
Prepaid and other assets	336,990	224,525
Accounts payable, accrued compensation and other accrued expenses	(371,957)	(463,142)
Other liabilities	(13,177)	(14,741)

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	4,396,392	3,440,437
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(564,455)	231,228

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,831,937	3,671,665

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchases of marketable securities	(1,998,709)	(1,499,337)
Proceeds from maturities and sales of marketable securities	1,000,000	8,865,000
Restricted cash	(222)	(553)
Purchases of property, plant and equipment	(485,477)	(210,202)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(1,484,408)	7,154,908
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	750,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,484,408)	7,904,908

CASH FLOWS FROM FINANCING ACTIVITIES
Stock option exercises	297,608	515,689
Settlements of restricted stock for tax withholding obligations	(508,566)	(233,757)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(210,958)	281,932

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,136,571	11,858,505

Decrease (increase) in cash and cash equivalents from discontinued operations	564,455	(981,228)

Increase in cash and cash equivalents from continuing operations	2,701,026	10,877,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,423,682	8,884,402

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,560,253	$20,742,907

See the accompanying Notes to the Consolidated Financial Statements.

DUSA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) BASIS OF PRESENTATION

The Consolidated Balance Sheet as of June 30, 2012, the Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 30, 2012 and 2011, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011 of DUSA Pharmaceuticals, Inc. (the “Company” or “DUSA”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements are unaudited but include all normal recurring adjustments, which management of the Company believes to be necessary for fair presentation of the periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2) FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company’s financial instruments at June 30, 2012 and December 31, 2011 consisted primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, and a warrant liability. The Company believes the carrying value of accounts receivable and accounts payable approximates their fair values due to their short-term nature.

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

The following table presents the Company’s financial instruments recorded at fair value in the Consolidated Balance Sheet, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2012
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets

Cash and cash equivalents	$26,560,000	$26,560,000	$—	$—

United States government-backed securities	4,557,000	—	4,557,000	—

Certificate of Deposit – Restricted Cash	176,000	176,000	—	—
Corporate debt securities	219,000	—	219,000	—

Total assets at fair value	$31,512,000	$26,736,000	$4,776,000	$—

Liabilities
Warrant liability	$2,823,000	—	—	$2,823,000

Total liabilities at fair value	$2,823,000	$—	$—	$2,823,000

	Fair Value Measurements at December 31, 2011
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$24,424,000	$24,424,000	—	—
United States government-backed securities	3,569,000	—	$3,569,000	—
Certificate of Deposit – Restricted Cash	176,000	176,000	—	—
Corporate debt securities	223,000	—	223,000	—

Total assets at fair value	$28,392,000	$24,600,000	$3,792,000	—

Liabilities
Warrant liability	$2,217,000	—	—	$2,217,000

Total liabilities at fair value	$2,217,000	$—	$—	$2,217,000

The Company reviewed the level classifications of its investments at June 30, 2012 compared to December 31, 2011 and determined that there were no significant transfers between levels in the six-month period ended June 30, 2012.

The table below includes a rollforward of the balance sheet amounts for the three and six-month periods ended June 30, 2012 and 2011 for the warrant liability, which is classified as Level 3.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three-Month Period Ended June 30, 2012
	Fair Value at April 1, 2012	Total Unrealized Gain Recognized in Statement of Operations	Purchases, Sales Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2012	Change in Unrealized Gains
Warrant Liability	$4,141,000	$(1,318,000)	$—	$—	$2,823,000	$1,318,000

	Six-Month Period Ended June 30, 2012
	Fair Value at January 1, 2012	Total Unrealized Loss Recognized in Statement Of Operations	Purchases, Sales Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2012	Change in Unrealized Losses
Warrant Liability	$2,217,000	$606,000	$—	$—	$2,823,000	$(606,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three-Month Period Ended June 30, 2011
	Fair Value at April 1, 2011	Total Unrealized Loss Recognized in Statement Of Operations	Purchases, Sales Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2011	Change in Unrealized Losses
Warrant Liability	$3,393,000	$875,000	$—	$—	$4,268,000	$(875,000)

	Six-Month Period Ended June 30, 2011
	Fair Value at January 1, 2011	Total Unrealized Loss Recognized in Statement Of Operations	Purchases, Sales Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2011	Change in Unrealized Losses
Warrant Liability	$1,204,000	$3,064,000	$—	$—	$4,268,000	$(3,064,000)

Marketable Securities

The Company’s marketable securities consist of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$4,550,000	$7,000	$—	$4,557,000
Corporate securities	215,000	4,000	—	219,000

Total marketable securities	$4,765,000	$11,000	$—	$4,776,000

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States government-backed securities	$3,552,000	$17,000	$—	$3,569,000
Corporate securities	215,000	8,000	—	223,000

Total marketable securities	$3,767,000	$25,000	$—	$3,792,000

The decrease in net unrealized gains on such securities for the three and six-month periods ended June 30, 2012 were $7,000 and $14,000, as compared to $5,000 and $28,000 in the comparable 2011 periods. Unrealized gains have been recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income and are reported as part of shareholders’ equity in the Consolidated Balance Sheets. There were no realized losses on sales of marketable securities for the three and six-month periods ended June 30, 2012 and 2011. As of June 30, 2012, current yields range from 0.1% to 4.6% and maturity dates range from July 2012 to January 2013.

Common Stock Warrants

Upon issuance of the warrants on October 29, 2007, the Company recorded the warrant liability at its initial fair value of $1,950,000. Warrants that are classified as a liability are measured at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Consolidated Statements of Operations as gain or loss on fair value of warrants. Assumptions used for the Black-Scholes option-pricing models in determining the fair value as of June 30, 2012 and December 31, 2011, include the exercise price of $2.85 per share, and the following:

	June 30, 2012	December 31, 2011
Expected volatility	53%	61%
Remaining contractual term (years)	0.8	1.3
Risk-free interest rate	0.2%	0.2%
Expected dividend yield	0%	0%
Common stock price	$5.22	$4.38

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

4) INVENTORY

Inventory consisted of the following:

	June 30, 2012	December 31, 2011

Finished goods	$1,553,000	$1,110,000
BLU-U® evaluation units	199,000	225,000
Work in process	248,000	291,000
Raw materials	1,403,000	1,197,000

Total	$3,403,000	$2,823,000

BLU-U® commercial light sources placed in physicians’ offices for an initial evaluation period are included in inventory until all revenue recognition criteria are met. The Company amortizes the cost of the evaluation units during the evaluation period to cost of goods sold using an estimated life of three years to approximate its net realizable value.

5) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011

Research and development costs	$751,000	$323,000
Marketing and sales costs	318,000	249,000
Other product related costs	870,000	918,000
Legal and other professional fees	493,000	363,000
Employee benefits	390,000	368,000
Other expenses	228,000	239,000

Total	$3,050,000	$2,460,000

6) SHARE-BASED AWARDS

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six-month periods ended June 30, 2012 and 2011 included the following line items:

	Three-months ended		Six-months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Cost of product revenues	$32,000	$16,000	$56,000	$25,000
Research and development	75,000	40,000	131,000	67,000
Marketing and sales	121,000	53,000	206,000	107,000
General and administrative	504,000	266,000	789,000	373,000

Share-based compensation expense	$732,000	$375,000	$1,182,000	$572,000

The weighted-average estimated fair value of employee stock options granted during the six-month period ended June 30, 2012 was $4.05 per share, using the Black-Scholes option valuation model with the following weighted-average assumptions (annualized percentages):

Six months ended June 30, 2012
Expected volatility	78.1%
Risk-free interest rate	1.0%
Expected dividend yield	0
Expected life-directors and officers (years)	6.1
Expected life-non-officer employees (years)	5.6

There were no stock options granted during the 3-month period ended June 30, 2012.

A summary of stock option activity for the six-month period ended June 30, 2012 is as follows:

		Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period, January 1, 2012	2,811,225	$3.97		$
Options granted	116,300	$6.20
Options forfeited	(750)	$2.20
Options expired	(10,625)	$9.73
Options exercised	(124,001)	$2.40

Outstanding, end of period	2,792,149	$4.11	3.64		$6,198,000

Exercisable, end of period	2,083,451	$4.58	3.19		$4,327,000

Options vested and expected to vest, end of period	2,728,756	$4.11	3.59		$6,102,000

At June 30, 2012 total unrecognized estimated compensation cost related to stock options was $970,000 which is expected to be recognized over a weighted average period of 2.0 years.

Unvested Shares Of Common Stock —

The Company has issued unvested shares of common stock, which vest over 4 years at a rate of 25% per year, or for members of the Board of Directors, 25% immediately and 25% per year thereafter. The changes in unvested common stock during 2012 and 2011 are as follows:

	2012	2011
Outstanding, beginning of period	900,750	586,000
Shares granted	966,000	506,000
Shares vested	(317,750)	(191,250)

Outstanding, end of period	1,549,000	900,750

Weighted average grant date fair value of shares vested during period	$2.85	$1.88
Weighted average grant date fair value of shares granted during period	$6.14	$4.42
Weighted average grant date fair value of unvested shares, end of period	$5.04	$3.08
Weighted average remaining years to vest	3.07	3.00

At June 30, 2012 total unrecognized estimated compensation cost related to non-vested common shares was $6,752,000, which is expected to be recognized over a weighted average period of 3.1 years

7) BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per common share is based on the weighted-average number of common shares outstanding during each period. Diluted net income is based on the weighted-average shares outstanding and any contingently issuable shares. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options, warrants and unvested shares of common stock.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Weighted average common shares outstanding-basic	24,951,545	24,539,627	24,835,418	24,412,221
Stock options, warrants and unvested shares of common stock	1,963,260	2,273,702	2,067,152	1,921,837

Weighted average common shares outstanding-diluted	26,914,805	26,813,329	26,902,570	26,334,058

The following were not included in weighted average diluted common shares outstanding because they are anti-dilutive:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Stock options	976,000	852,000	945,000	890,000
Unvested shares of common stock	910,000	—	575,000	—

Total	1,886,000	852,000	1,520,000	890,000

8) DISCONTINUED OPERATIONS

At December 31, 2011, the Company ceased marketing and selling its remaining Non-PDT products, primarily ClindaReach® and Meted®. The former Non-PDT Drug Products segment is now reflected as discontinued operations in the accompanying financial statements for all periods presented.

The following is a summary of income from discontinued operations for the three and six-month periods ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$—	$92,000	$—	$192,000
Cost of revenues	—	123,000	—	253,000

Gross Margin(1)	—	(31,000)	—	(61,000)
Operating Expenses:	—		—
Selling, general and administrative	—	5,000	—	9,000
Gain on sale of assets	—	(750,000)	—	(750,000)

Total operating expenses	—	(745,000)	—	(741,000)

Income from discontinued operations	$—	$714,000	$—	$680,000

(1)	For the three and six-month periods ended June 30, 2011 historical gross margin disclosures for the Non-PDT Drug Products segment included general corporate overhead allocations of $14,000, and $28,000, respectively. These amounts have been allocated to continuing operations for purposes of discontinued operations.

The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to the Non-PDT operations for purposes of discontinued operations reporting.

The following is a summary of assets and liabilities associated with discontinued operations at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Assets from discontinued operations:
Accounts receivable, net of allowance for doubtful accounts	$—	$39,000

Total assets from discontinued operations	$—	$39,000

Liabilities from discontinued operations:
Accounts payable	$2,000	$3,000
Sales returns reserve	88,000	252,000
Deferred revenues	78,000	78,000
Payment due to former Sirius shareholders	—	250,000
Non-PDT license payable	—	250,000
Other	81,000	19,000

Total liabilities from discontinued operations	$249,000	$852,000

The following is a summary of net cash (used in) provided by operating activities from discontinued operations for the six-month periods ended June 30, 2012 and 2011:

	Six-month periods ended
	June 30, 2012	June 30, 2011
Income from discontinued operations	$—	$680,000
Decrease in assets	39,000	104,000
Increase (decrease) in liabilities	(603,000)	197,000
Gain on sale of assets	—	(750,000)

Net cash (used in) provided by operating activities from discontinued operations	$(564,000)	$231,000

Proceeds from sale of assets	—	750,000

Net cash provided by investing activities from discontinued operations	$—	$750,000

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

A summary of activity in the Company’s sales returns reserve accounts is as follows:

	Balance at January 1, 2012	Provision	Actual Returns or Credits	Balance at June 30, 2012
Sales returns reserve	$252,000	$—	$(164,000)	$88,000

	Balance at January 1, 2011	Provision	Actual Returns or Credits	Balance at June 30, 2011
Sales returns reserve	$125,000	$104,000	$(42,000)	$187,000

9) COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases its facilities under operating leases. The Company’s lease arrangements have terms which expire through 2014. Total rent expense under operating leases was approximately $181,000 and $175,000 for the six-month periods ended June 30, 2012 and 2011, respectively. Future minimum payments under lease arrangements at June 30, 2012 are as follows:

Years Ending December 31,	Operating Lease Obligations
2012	$195,000
2013	396,000
2014	367,000

Total	$958,000

The Company has not accrued amounts for any other potential contingencies as of June 30, 2012.

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

We are marketing Levulan® PDT under an exclusive worldwide license of patents and technology from PARTEQ Research and Development Innovations, the licensing arm of Queen’s University, Kingston, Ontario, Canada. We also own or license certain other patents relating to our BLU-U® device, our Kerastick®, and methods for using pharmaceutical formulations which contain our drug and related processes and improvements. In the United States, DUSA®, DUSA Pharmaceuticals, Inc.®, Levulan®, Kerastick®, and BLU-U® are registered trademarks. Several of these trademarks are also registered in Europe, Australia, Canada, and in other parts of the world. Numerous other trademark applications are pending or have been granted.

We manufacture our Levulan® Kerastick® in our Wilmington, Massachusetts facility. We are responsible for the regulatory, sales, marketing, and customer service and other related activities for our Levulan® Kerastick® and BLU-U®.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Since all of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. We have discussed these policies and the underlying estimates used in applying these accounting policies with our Audit Committee. There have been no changes to our critical accounting policies in the six months ended June 30, 2012.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2012 VERSUS JUNE 30, 2011

Revenues — Total revenues for the three and six-month periods ended June 30, 2012 were $11,726,000 and $25,147,000, respectively, as compared to $9,671,000 and $20,653,000 in 2011, and were comprised of the following:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)

LEVULAN® KERASTICK® PRODUCT REVENUES
United States	$11,184,000	$9,136,000	$2,048,000	$23,798,000	$19,331,000	$4,467,000

Canada	62,000	—	62,000	62,000	183,000	(121,000)

Korea	—	83,000	(83,000)	—	199,000	(199,000)

Subtotal Levulan® Kerastick® product revenues	11,246,000	9,219,000	2,027,000	23,860,000	19,713,000	4,147,000

BLU-U® PRODUCT REVENUES
United States	474,000	452,000	22,000	1,281,000	940,000	341,000
Canada	6,000	—	6,000	6,000	—	6,000

Subtotal BLU-U® product revenues	480,000	452,000	28,000	1,287,000	940,000	347,000

TOTAL PRODUCT REVENUES	$11,726,000	$9,671,000	$2,055,000	$25,147,000	$20,653,000	$4,494,000

For the three and six-month periods ended June 30, 2012, total products revenues, comprised of revenues from our Kerastick® and BLU-U® products, were $11,726,000 and $25,147,000, respectively. This represents an increase of $2,055,000 or 21%, and $4,494,000, or 22%, over the comparable 2011 totals of $9,671,000 and $20,653,000, respectively. The increase in revenues was driven by increased Kerastick® and BLU-U® revenues in the United States.

For the three and six-month periods ended June 30, 2012, Kerastick® revenues were $11,246,000, and $23,860,000, respectively, representing a $2,027,000, or 22%, and $4,147,000, or 21%, increase over the comparable 2011 totals of $9,219,000, and $19,713,000, respectively. Kerastick® unit sales to end-users were 74,808 and 158,070 for the three and six-month periods ended June 30, 2012, respectively, including on a year-to date basis 157,470 sold in the United States and 600 sold in Canada. This represents an increase from 65,706 and 140,919 Levulan® Kerastick® units sold in the three and six-month periods ended June 30, 2011, respectively, including on a year-to date basis 137,046 sold in the United States, 1,938 sold in Canada, and 1,935 sold in Korea. Our distributor arrangement for Korea was terminated during the third quarter of 2011. Our overall average net selling price for the Kerastick® increased to $150.85 per unit for the first six months of 2012 from $139.13 per unit for the first six months of 2011. The increase in 2012 Kerastick® revenues was driven mainly by an increase in sales volumes in the United States as well as an increase in our overall average unit selling price.

For the three and six-month periods ended June 30, 2012, BLU-U® revenues were $480,000 and $1,287,000, respectively, representing a $28,000, or 6%, and $347,000, or 37%, increase over the comparable 2011 totals of $452,000 and $940,000, respectively. On a year-to-date basis, the increase in BLU-U® revenues were due to an increase in our sales volumes, partially offset by a decrease in our overall average selling price. In the three and six-month periods ended June 30, 2012, there were 66 and 180 units sold, respectively, versus 56 and 120 units sold, respectively, in the comparable 2011 periods. In 2012, on a year-to-date basis, our average net selling price for the BLU-U® decreased to $7,044 from $7,574 in 2011. The decrease in our average selling price from the prior year is a result of incentive discounting. Our BLU-U® evaluation program allows customers to take delivery for a limited number of BLU-U® units for a period of up to four months for private practitioners and up to one year for hospital clinics, before we require a purchase decision. At June 30, 2012, there were approximately 37 units in the field pursuant to this evaluation program, compared to 48 units in the field at December 31, 2011. The units are classified as inventory in the financial statements and are being amortized during the evaluation period to cost of goods sold using an estimated life for the equipment of three years. In addition, the Company offers active customers who own an out-of-warranty, non-current version of the BLU-U®, the opportunity to purchase our latest model at a discounted price with the return of the older unit.

The increase in our total product revenues for the three and six-month periods ended June 30, 2012, compared to the comparable 2011 periods, result primarily from increased Kerastick® and BLU-U® revenues in the United States. We have to continue to demonstrate the clinical value of our unique therapy, and the related product benefits as compared to other well-established conventional therapies, in order for the medical community to accept our products on a large scale. We are aware that physicians are using Levulan® with the BLU-U® using short incubation times, and with light devices manufactured by other companies, and for uses other than our FDA-approved use. While we are not permitted to market our products for so-called “off-label” uses, we believe that these activities are positively affecting the sales of our products. Additionally, in 2011, we initiated two Phase 2 clinical trials to study broad area, short incubation methods, which, if successful, would encourage us to conduct further studies which, following additional larger Phase 3 clinical studies, could lead to enhancements to our current product label and allow us to market our therapy under a treatment method being adopted by the medical community.

During 2012, our revenues in the United States grew as a result of increased demand for our Levulan® Kerastick® and our BLU-U®. With respect to Kerastick® prices, we announced a price increase in the fourth quarter of 2011, which became effective January 1, 2012. We intend to announce a price increase each year in the fourth quarter, which will become effective on January 1 of the following year. This strategy is likely to have a positive impact on sales volumes in the fourth quarter of each year. Although we expect continued growth in revenues, we are susceptible to the uncertain economic conditions, particularly with our Canadian customer base where our product lacks reimbursement, and to increased competition, particularly from Medicis Pharmaceutical Corporation, who in December 2011 acquired Aldara®, a topical AK product, and Zyclara®, used to treat precancerous skin growths related to sun overexposure, and Leo Pharma, who in January 2012 received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. Also, Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and it is directly competitive with our Levulan® Kerastick® product. Metvixia® is commercially available in the U.S.; however, to our knowledge, product revenues have not been significant to date. Also, in June 2011, PhotoCure announced the commercial launch of an ALA ester-based product, Allumera®, as a cosmetic, which could cause disruption in the marketplace.

Our ability to maintain profitability on a quarterly basis may be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during summer months resulting in historically lower third quarter volumes as compared to the other quarters of the year, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

Also see the section entitled “Risk Factors — We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.”

Cost of Product Revenues — Cost of product revenues for the three and six-month periods ended June 30, 2012 were $1,778,000 and $3,848,000 as compared to $1,471,000 and $3,102,000 in the comparable periods in 2011. A summary of the components of cost of product revenues and royalties is provided below:

	Three months ended June 30,
	2012	2011	Increase/ (Decrease)
Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct and indirect Levulan® Kerastick® Product Costs	$790,000	$670,000	$120,000
Royalty and supply fees (1)	444,000	363,000	81,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	$1,234,000	$1,033,000	$201,000

BLU-U® Cost of Product Revenues

Direct BLU-U® Product Costs	$277,000	$225,000	$52,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	267,000	213,000	54,000

Subtotal BLU-U ® Cost of Product Revenues	$544,000	$438,000	$106,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$1,778,000	$1,471,000	$307,000

	Six months ended June 30,
	2012	2011	Increase/ (Decrease)
Levulan® Kerastick® Cost of Product Revenues and Royalties
Direct and indirect Levulan® Kerastick® Product Costs	$1,667,000	$1,466,000	$201,000
Royalty and supply fees (1)	944,000	774,000	170,000

Subtotal Levulan® Kerastick® Cost of Product Revenues and Royalties	$2,611,000	$2,240,000	$371,000

BLU-U® Cost of Product Revenues

Direct BLU-U® Product Costs	$756,000	$482,000	$274,000
Other BLU-U® Product Costs including internal costs assigned to support products; as well as, costs incurred to ship, install and service the BLU-U® in physicians’ offices	$481,000	380,000	101,000

Subtotal BLU-U ® Cost of Product Revenues	$1,237,000	$862,000	$375,000

TOTAL COST OF PRODUCT REVENUES AND ROYALTIES	$3,848,000	$3,102,000	$746,000

1)	Royalty and supply fees reflect amounts paid to our licensor, PARTEQ, and amortization of an upfront fee and royalties paid to Draxis Health Inc. on sales of Levulan® Kerastick® in Canada.

Margins — Total product margins for the three and six-month periods ended June 30, 2012 were $9,948,000 and $21,299,000, respectively, as compared to $8,200,000 and $17,551,000 for the comparable 2011 periods, as shown below:

	Three months ended June 30,
	2012		2011		Increase/ (Decrease)
Levulan® Kerastick® gross margin	$10,012,000	89%	$8,186,000	89%	$1,826,000
BLU-U® gross margin	(64,000)	(13)%	14,000	3%	(78,000)

Total gross margin	$9,948,000	85%	$8,200,000	85%	$1,748,000

	Six months ended June 30,
	2012		2011		Increase/ (Decrease)
Levulan® Kerastick® gross margin	$21,249,000	89%	$17,473,000	89%	$3,776,000

BLU-U® gross margin	50,000	4%	78,000	8%	(28,000)

Total gross margin	$21,299,000	85%	$17,551,000	85%	$3,748,000

Kerastick® gross margins for the three and six-month periods ended June 30, 2012 and 2011 were 89% for all periods.

Our long-term goal is to achieve higher gross margins on Kerastick® sales. We believe that we can achieve improved gross margins on our Kerastick ® from further volume growth and price increases in the United States.

BLU-U® margins for the three and six-month periods ended June 30, 2012 were (13%) and 4%, respectively, as compared to 3% and 8% in the comparable 2011 periods. The decrease in gross margin percentage is a result of a decrease in our average selling price, partially offset by an increase in sales volumes. It is important for us to sell BLU-U® units in an effort to increase Kerastick® sales volumes, and accordingly, we may sell BLU-U® units at low profit margins.

Research and Development Costs — Research and development costs for the three and six-month periods ended June 30, 2012 were $2,207,000 and $4,258,000 as compared to $1,109,000 and $2,432,000 in the comparable 2011 periods. The increase in 2012 compared to 2011 was due primarily to increased spending related to 2 clinical trials, which were initiated in late 2011, as further described in the following paragraph. In addition, we are exploring potential new formulations for Levulan® as part of our product life cycle management activities.

A DUSA-sponsored Phase 2 clinical trial designed to study the broad area application and short drug incubation, or BASDI, method of using the Levulan® Kerastick® was initiated during the fourth quarter of 2011, and is being carried out at 13 clinical trial sites. Two hundred thirty-five (235) study subjects were enrolled in this trial, which has been closed to further accrual. The protocol objectives are to compare the effect of various incubation times (1, 2 or 3 hours of broad area application), versus a 2 hour spot incubation on the safety and efficacy of Levulan® plus BLU-U® PDT versus vehicle plus BLU-U® for the treatment of multiple actinic keratoses of the face or scalp and to investigate the potential for reduction in AK occurrence in the treatment areas during a follow-up period of up to 6 months. We expect that preliminary results of this trial will be available by the end of 2012. In addition to the BASDI clinical trial a pilot DUSA-sponsored clinical trial designed to study a BASDI method of using the Levulan® Kerastick® for the treatment of AKs on upper extremities was initiated during the fourth quarter of 2011 at 3 clinical trial sites. Seventy (70) subjects were enrolled in this study, which has been closed to further accrual. The objective of the study is to compare the safety and efficacy of Levulan® Kerastick® plus BLU-U® PDT versus vehicle plus BLU-U® PDT on AKs of the upper extremities, and to evaluate the effect of occlusive dressing versus no occlusive dressing during the 3 hour incubation period. We expect that the preliminary results of this study will be available by the end of the third quarter of 2012. Due to these studies, we expect research and development costs for 2012 to be increased from 2011 levels. We expect that the total cost of these trials will be approximately $2.8 million over the course of the trials.

Marketing and Sales Costs — Marketing and sales costs for the three and six-month periods ended June 30, 2012 were $4,001,000 and $8,635,000, respectively, as compared to $3,289,000 and $7,262,000 for the comparable 2011 periods. These costs consisted primarily of expenses such as salaries and benefits for the marketing and sales staff, commissions, and related support expenses totaling $2,904,000 and $6,194,000 for the three and six-month periods ended June 30, 2012, compared to $2,521,000 and $5,111,000 in the comparable 2011 periods. The increase in spending in 2012 in this category is due to increased headcount. The remaining expenses consisted of tradeshows, miscellaneous marketing and outside consultants totaling $1,097,000 and $2,441,000 for the three and six-month periods ended June 30, 2012, compared to $768,000 and $2,151,000 for the comparable 2011 periods. The increase in this category on a year to date basis is due primarily to an increase in expenditures related to promotional activities. We expect marketing and sales costs for the full year 2012 to increase over 2011 levels, but to decrease as a percentage of revenues.

General and Administrative Costs — General and administrative costs for the three and six-month periods ended June 30, 2012 were $2,875,000 and $5,957,000, respectively, as compared to $2,550,000 and $5,003,000 for the comparable 2011 periods. The increase in 2012 is mainly attributable to compensation related charges. General and administrative expenses are highly dependent on our legal and other professional fees, which can vary significantly from period to period. For the full year 2012, we expect general and administrative costs to increase compared with 2011, but to remain flat as a percentage of revenues.

Gain on Change in Fair Value of Warrants — The warrants issued to investors in connection with the October 29, 2007 private placement were recorded initially at fair value and are marked to market each reporting period. The decrease/(increase) in the liability during the three and six-month periods ended June 30, 2012 was $1,318,000 and ($606,000), respectively, which resulted in non-cash gains/(losses) in the respective periods. The change in fair value of the warrants is primarily due changes in our stock price and a decreasing term to expiration. The exercise price of the warrants is $2.85 per share and the warrants expire in April 2013.

Other Income, Net — Other income for the three and six-month periods ended June 30, 2012, decreased to $2,000 and $5,000, respectively, from $20,000 and $36,000, during the comparable 2011 periods. The decrease reflects a general decrease in interest rates over that timeframe.

Income from Discontinued Operations — Income from discontinued operations was $0 for the three and six-month periods ended June 30, 2012, as compared to $714,000 and $680,000 during the three and six-month periods ended June 30, 2012, respectively. Discontinued operations reflect the results of our historically designated Non-PDT segment. See Note 8 in the Notes to the Consolidated Financial Statements for further discussion.

Net Income — For the three and six-month periods ended June 30, 2012, our net income was $2,185,000, or $0.08 per diluted share, and $1,848,000, or $0.07 per diluted share, respectively, as compared to $1,111,000, or $0.04 per diluted share, and $506,000, or $0.02 per diluted share for the comparable 2011 periods. The increase in our net income is attributable to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had approximately $31,336,000 of total liquid assets, comprised of $26,560,000 of cash and cash equivalents and marketable securities available-for-sale totaling $4,776,000. We believe that our liquidity will be sufficient to meet our cash requirements for at least the next 12 months. As of June 30, 2012, our marketable securities had a weighted average yield to maturity of 1.11% and maturity dates ranging from July 2012 to January 2013. Our net cash generated from continuing operations for the six-month period ended June 30, 2012 was $4,396,000 versus $3,440,000 for the comparable period in 2011. The year-over-year increase in cash generated from continuing operations is primarily attributable to an increase in our income or decrease in our loss from continuing operations, offset in part by a decrease in non-cash charges, and changes to working capital. Our net cash (used in) provided by operating activities from discontinued operations was ($564,000) for the six-month period ended June 30, 2012 versus $231,000 for the comparable period in 2011. Our net cash used in investing activities was $1,484,000 in 2012, which was primarily from net purchases of marketable securities and purchases of equipment. Our net cash used in financing activities in 2012 was $211,000, resulting from the settlement of tax withholding obligations from restricted stock vestings, partially offset by proceeds from stock option exercises. As of June 30, 2012 working capital, which is our total current assets minus our total current liabilities, was $32,915,000, as compared to $29,721,000 as of December 31, 2011.

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

For the six-month periods ended June 30, 2012 and June 30, 2011, actual royalties based on product sales were approximately $944,000 and $774,000, respectively. For the years ended December 31, 2011, 2010 and 2009, actual royalties based on product sales were approximately $1,653,000, $1,331,000 and $1,019,000, respectively. Annual minimum royalties to PARTEQ must total at least CDN $100,000 (U.S. $98,000 as of June 30, 2012).

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

Bachem SA

Under an agreement dated December 24, 1993, Bachem SA, formerly Sochinaz SA, manufactures and supplies our requirements of Levulan® from its FDA approved facility in Switzerland. In 2009, our agreement was renewed until December 31, 2015 on substantially the same terms, albeit with a revised pricing schedule to cover the new term. While we can obtain alternative supply sources in certain circumstances, any new supplier would have to be GMP compliant and complete process development, validation and stability programs to become fully qualified by us and acceptable to FDA.

Lease Agreements

We have entered into a lease commitment for office space in Wilmington, Massachusetts. The minimum lease payments disclosed below include the non-cancelable terms of the leases.

Research Agreements

We have entered into various agreements for research projects and clinical studies. As of June 30, 2012, future payments to be made pursuant to these agreements, under certain terms and conditions, totaled approximately $1,736,000. Included in this future payment is a master service agreement, effective June 15, 2001, with Therapeutics, Inc. for management services in connection with the clinical development of our products in the field of dermatology. The agreement was renewed on June 15, 2012 for a one year period and is renewable annually. Therapeutics is entitled to receive a bonus valued at $50,000, in cash or stock at our discretion, upon each anniversary of the effective date.

Our contractual obligations and other commercial commitments to make future payments under contracts, including lease agreements, research and development contracts, manufacturing contracts, or other related agreements are as follows at June 30, 2012:

	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years

Operating lease obligations	$958,000	$393,000	$565,000	$—	$—

Purchase obligations (1, 2)	2,890,000	2,696,000	194,000	—	—
Minimum royalty obligations (3)	123,000	98,000	25,000	—	—

Total obligations	$3,971,000	$3,187,000	$784,000	$—	$—

1)	Research and development projects include various commitments including obligations for our study on a broad area application, short drug incubation method of using the Levulan® Kerastick®.
2)	In addition to the obligations disclosed above, we have contracted with Therapeutics, Inc., a clinical research organization, to manage the clinical development of our products in the field of dermatology. This organization has the opportunity for additional stock grants, bonuses, and other incentives for each product indication ranging from $250,000 to $1,250,000, depending on the regulatory phase of development of products under Therapeutics’ management.
3)	Minimum royalty obligations relate to our agreement with PARTEQ described above.

Rent expense incurred under these operating leases was approximately $181,000 and $175,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the weighted average rate of return on our investments was 1.11%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2012, the fair market value of the portfolio would decline by approximately $17,000. Declines in interest rates could, over time, reduce our interest income.

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

We carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, DUSA’s internal control over financial reporting.

Forward-Looking Statements Safe Harbor

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events, including, but not limited to our beliefs regarding our expectations regarding the potential for reduction of headcount, our desire to raise funds through financing transactions, management’s beliefs regarding the nature of Levulan® and its potential uses, curtailment of variable expenses, expectations regarding the completion and preliminary results of our BASDI clinical trials, beliefs regarding the future development of Levulan® and other potential indications, expectations concerning manufacture of the BLU-U® in our facility, intention to pursue licensing, marketing, co-promotion, other arrangements, additional business or new technologies, the impact on our market share resulting from Galderma’s promotion of Metvixia®, the approval of Leo Pharma’s Picato® Gel, Medicis’ promotion of Aldara® and Zyclara® and PhotoCure’s launch of Allumera®, expectations regarding the confidentiality of our proprietary information, beliefs regarding regulatory classifications, filings, timelines, off-label use, and environmental compliance, beliefs concerning patent disputes or patents issued to third parties, beliefs regarding the impact of litigation and ability to afford the costs, ability and intentions to obtain, secure, defend and enforce our patents, beliefs regarding the impact of a third-party’s regulatory compliance status and fulfillment of contractual obligations, expectations of increases or decreases in the prices we charge for our products and their margins, our beliefs regarding the size of the market for our products and our product candidate, expected use of cash resources, beliefs regarding requirements of cash resources for our future liquidity, and research and development programs, beliefs regarding investments and economic conditions including the impact of our customer’s failure to meet our payment terms, expectations regarding outstanding options and warrants, anticipation of increases or decreases in personnel, beliefs regarding the effect of reimbursement policies on revenues and market acceptance of our therapies, expectations for future strategic opportunities and research and development programs and expenses, expectations for continuing operating losses and beliefs regarding competition, expectations regarding the adequacy and availability of insurance, expectations regarding general and administrative costs, expectations regarding sales and marketing costs and research and development costs, levels of interest income and our beliefs regarding the impact of raising additional funds to meet capital requirements and the potential dilution to our existing shareholders, beliefs regarding the potential for additional inspection and testing of our manufacturing facilities or additional FDA actions, beliefs regarding our manufacturing capabilities, beliefs regarding interest rate risks to our investments and effects of inflation, beliefs regarding the impact of any current or future legal proceedings, beliefs regarding the dependence on key personnel, beliefs concerning product liability insurance, beliefs regarding the enforceability of our patents, beliefs regarding financial condition, results of operations and profitability, our beliefs regarding our sales and marketing efforts, beliefs regarding competition with other companies and effect on increased reimbursement, beliefs regarding the adoption of our products, our beliefs regarding our compliance with applicable laws, rules and regulations, our beliefs regarding available reimbursement for our products and plans to seek improvement, our beliefs regarding the current and future clinical development and testing of our potential products and technologies and the costs thereof, beliefs regarding the volatility of our stock price, beliefs regarding the impact of our rights plan, beliefs regarding the impact of future sales of securities, expectations related to the change in revenues of our PDT products, beliefs regarding market share, beliefs regarding profitability, beliefs regarding the change in growth in our PDT Drug and Device Products segment, expectations regarding our manufacturing facility or any facility of our contract manufacturers, beliefs regarding our Nasdaq Global Market listing, beliefs regarding Section 382 on our current and future NOLs, beliefs regarding our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income, beliefs regarding our NUBIG enhancements, beliefs regarding a future ownership change or change of control, beliefs regarding the outcome if some or all of our shares are sold into the public market over a short period of time, beliefs regarding our ability to sell equity securities or equity-related securities in the future, beliefs regarding the impact that any manufacturing or supply problems could have on our sales, anticipation of future NDAs for Levulan® PDT, beliefs concerning safety procedures for hazardous materials, our compliance and risks of liability, beliefs regarding competitive products, beliefs concerning revenues, beliefs regarding our capital resource needs, beliefs regarding the sufficiency of our cash, cash equivalents and marketable securities, beliefs regarding instability in the international markets, beliefs regarding the failure to comply with FDA or other governmental regulatory requirements and the impact of such failure, beliefs regarding the global credit and financial market conditions on our business, beliefs regarding cash flows, beliefs regarding production yields, costs or quality of our products, beliefs regarding market acceptance of our products, beliefs regarding collaborations with outside scientists, beliefs regarding our products becoming non-competitive or obsolete, beliefs regarding our inventory becoming obsolete or our inventory significantly changing in value, beliefs regarding patent protection our technology and from competition, beliefs regarding financial benefits from patent protection, beliefs regarding improved gross margins on Kerastick ® from further volume growth and price increases in the United States, beliefs regarding the timing of pricing changes, beliefs regarding the purchasing patterns of our customers, our expectations regarding BASDI research and development costs, beliefs regarding our intention to announce a price increase on an annual basis in the fourth quarter of each year and our beliefs regarding our ability to remain profitable each quarter and the effect of fluctuations in the demand for our products during the year. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market and regulatory conditions, actual clinical results of our trials, the impact of competitive products and pricing, the timely development, FDA and foreign regulatory approval, and market acceptance of our products, environmental risks relating to our products, reliance on third-parties for the production, manufacture, sales and marketing of our products, the availability of products for acquisition and/or license on terms agreeable to us, sufficient sources of funds, the securities regulatory process, the maintenance of our patent portfolio and ability to obtain competitive levels of reimbursement by third-party payors, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

We May Not Maintain Profitability On A Quarterly Basis Unless We Can Successfully Market And Sell Higher Quantities Of Our Products.

If A Competitive Product Is Successful Our Revenues Could Decline, And Our Ability To Maintain Profitability On A Quarterly Basis Could Be Delayed.

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product. To our knowledge, Metvixia’s U.S. product revenues have not been significant to date. Also, PhotoCure launched an ALA ester-based product, Allumera®, as a cosmetic, during the second quarter of 2011, which could cause disruption in the marketplace. On December 2, 2011, Medicis acquired Aldara® and Zyclara®, topical AK products used to treat precancerous skin growths related to sun overexposure. In addition, in January 2012, Leo Pharma, a Danish corporation, received FDA approval for Picato® Gel, a topical product, to treat AKs on the face and scalp and on the extremities. These products could negatively impact the market penetration of our PDT products.

Our ability to be profitable on a quarterly basis may also be affected by fluctuations in the demand for our products caused by both seasonal changes, such as when patient visits slow during the summer months, and the timing of pricing changes, which may impact the purchasing patterns of our customers.

If We Do Not Continue To Generate Positive Cash Flow, We May Need More Capital.

We have approximately $31,336,000 in cash, cash equivalents and marketable securities as of June 30, 2012. Our cash, cash equivalents and marketable securities should be sufficient for current operations for at least the next 12 months. Although we expect continued growth in our PDT segment revenues, we are susceptible to the uncertain economic conditions, particularly with potential increased competition from Metvixia®, Picato® Gel, Allumera®, Aldara® and Zyclara®. If we are unable to continue to be profitable on an ongoing basis, we may have to reduce our headcount, curtail certain variable expenses, or raise funds through financing transactions.

We Have Had Significant Cumulative Losses And May Have Losses In The Future.

Prior to 2010, we had a history of annual operating losses and we may incur quarterly losses in the future. As of June 30, 2012, our accumulated deficit was approximately $132,489,000. We expect to incur significant additional research and development and other costs including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributor, may exceed revenues in the future, which may result in future losses from operations.

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

Potential Products Or PDT Indications Are In Early Stages Of Development And May Never Result In Any Additional Commercially Successful Products.

Except for Levulan® PDT for AKs, and the BLU-U® for acne, all of our other potential product candidates are being studied by independent investigators, or are at a very early stage of development, including our BASDI clinical studies and our new Levulan® formulation activities. These candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in product development, clinical testing or manufacturing,

•	unplanned expenditures in product development, clinical testing or manufacturing,

•	failure in development efforts, clinical trials or failure to receive regulatory approvals,

•	emergence of superior or equivalent products,

•	inability to market products due to third-party proprietary rights, and

•	failure to achieve market acceptance.

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

We Cannot Assure You That We Will Be Able To Complete Our Broad Area Application And/Or Short Drug Incubation, Clinical Trials Successfully Within Any Specific Time Period, Or That The Results Of Such Clinical Trials Will Be As Expected.

We are currently conducting two clinical trials designed to study broad area application and/or short drug incubation methods, or BASDI methods, of using the Levulan® Kerastick®. Our FDA-approved labeling for Levulan® Kerastick® requires application of Levulan® to individual actinic keratoses, or AKs, lesions, but in these clinical trials a broad area application method is being utilized, where Levulan® is applied to an entire skin region. The first study is a Phase 2 study utilizing broad area application with 1, 2 and 3-hour (short) drug incubation for the treatment of AKs, of the face or scalp. The second study is a pilot clinical trial designed to study a BASDI method of using the Levulan® Kerastick® for the treatment of AKs on the upper extremities.

Although patient enrollment in these studies has been completed, we do not know if these BASDI clinical trials will be completed on schedule or at all. Even if completed, we do not expect that these BASDI clinical trials will produce statistically significant results as they are not powered for this purpose. Additionally, we do not know if the studies will produce clinically meaningful trending information, results which are comparable to our current approved product label claims, or results which are commercially beneficial. Whether or not and how quickly we complete these BASDI clinical trials is dependent in part upon the rate that clinical data can be collected, cleaned, locked and analyzed.

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

Global Credit And Financial Market Conditions May Affect Our Business.

Sales of our products are dependent, in large part, on reimbursement from government health and administration authorities, private health insurers, our distribution partner and other organizations. As a result of the global credit and financial market conditions, government authorities and private insurers may not satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenues.

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

If The Economic Slowdown Adversely Affects Our Customers’ Ability To Meet Our Payment Terms, Our Cash Flow Would Be Adversely Affected And Our Ability To Continue To Be Profitable Could Be Jeopardized.

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

Metvixia® was approved by the FDA as a treatment for AKs in July 2004, and this ALA-derived product is directly competitive with our Levulan® Kerastick® product. Metvixia’s U.S. product revenues have not been significant to date. Physicians who use Allumera®, another ALA-derived product, for treatment of AKs may be infringing our patents, even though it is being marketed to them as a cosmetic product.

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

Based on an IRC Section 382 study we performed, we determined that we have experienced prior ownership changes, as defined under IRC Section 382, with the most recent change in ownership occurring in 2007. Our pre-change NOL carryforwards are subject to an annual limitation of approximately $2.2 million per year. Further, additional rules provide for the enhancement of the aforementioned annual limitation for the first five years after the ownership change. A loss corporation may increase its IRC Section 382 limitation by the amount of the net unrealized built-in gain, or NUBIG, recognized within five years of the ownership change. The calculated aggregate amount of NUBIG enhancement for us is approximately $4.3 million (i.e., approximately $868,000 per year for the first 5 years after the ownership change). This NUBIG enhancement will be utilized in conjunction with the approximately $2.2 million of IRC Section 382 base annual limitation, resulting in approximately $3.0 million per year for the first 5 years after the ownership change. Based on these additional factors, we estimate that we will be able to utilize approximately $49.9 million of our current net operating losses, provided that sufficient income is generated and no further ownership changes were to occur. However, it is reasonably possible that a future ownership change, which could be the result of transactions involving our common stock that are outside of our control (such as sales by existing shareholders), could occur during 2012 or thereafter. Future ownership changes could further restrict the utilization of our net operating losses and tax credits, reducing or eliminating the benefit of such net operating losses and tax credits. If such future ownership changes were to occur, it is possible that we could be required to pay federal income taxes in the near-term.

We Have Only A Limited Marketing And Sales Force Organization And As A Result, Our Revenues From Product Sales May Suffer.

If we are unable to successfully market and sell sufficient quantities of our products, revenues from product sales will be lower than anticipated and our financial condition may be adversely affected. We directly market our products in the United States. In Canada, the only other country in which we market our products, we market Levulan® and the BLU-U® through a distributor. If our sales and marketing efforts fail, then sales of the Levulan® Kerastick®, and the BLU-U® will be adversely affected, which would adversely affect our results of operations and financial condition.

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

Because Of The Nature Of Our Business, The Loss Of Key Members Of Our Management Team Could Delay Achievement Of Our Goals.

We are a small company with only 99 employees, including 2 part-time employees, as of June 30, 2012. We are highly dependent on several key officer/employees with specialized scientific and technical skills without whom our business, financial condition and results of operations would suffer. The photodynamic therapy industry is still quite small and the number of experts is limited. The loss of these key employees could cause significant delays in achievement of our business and research goals since very few people with their expertise could be hired. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain other qualified personnel in our specialty drug and light device areas.

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

Our Business Involves Environmental Risks And We May Incur Significant Costs Complying With Environmental Laws And Regulations.

We have used various hazardous materials, such as mercury in fluorescent tubes in our research and development activities. We are subject to federal, state and local laws and regulations which govern the use, manufacture, storage, handling and disposal of hazardous materials and specific waste products. We believe that we are in compliance in all material respects with currently applicable environmental laws and regulations. However, we cannot guarantee that we will not incur significant costs to comply with environmental laws and regulations in the future. We also cannot guarantee that current or future environmental laws or regulations will not materially adversely affect our operations, business or financial condition. In addition, although we believe that our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and this liability could exceed our resources.

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

Galderma, S.A., a large dermatology company, holds a non-exclusive license from us to Metvixia®, which was transferred to Galderma by PhotoCure ASA, our original licensee. This product received FDA approval for treatment of AKs in July 2004 and is directly competitive with our Levulan® Kerastick® product and its price is comparable to the price of Levulan®. To our knowledge, Metvixia’s U.S. product revenues have not been significant to date. Also, Leo Pharma’s Picato® Gel and Medicis’ Aldara® and Zyclara®, could negatively impact the market penetration of our PDT products.

Our Competitors In The Biotechnology And Pharmaceutical Industries May Have Better Products, Manufacturing Capabilities Or Marketing Expertise.

We are aware of several companies commercializing and/or conducting research with ALA or ALA-related compounds, including: Galderma (Switzerland), medac GmbH and photonamic GmbH & Co. KG (Germany); Biofrontera (Germany), PhotoTherapeutics, Inc. (U.K.), and PhotoCure ASA (Norway). We also anticipate that we will face increased competition as the scientific development of PDT advances and new companies enter our markets. Several companies are developing PDT agents other than Levulan®. These include: QLT Inc. (Canada); and Miravant Medical Technologies, Inc. (U.S.). There are many pharmaceutical companies that compete with us in the field of dermatology, particularly in the acne market.

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

Risks Related To Our Stock

Our Stock Price Is Highly Volatile And Sudden Changes In The Market Value Of Our Stock Occur, Making An Investment Risky.

The price of our common stock has been highly volatile, which may create an increase in the risk of capital losses for our shareholders. From January 1, 2011 to June 30, 2012, the closing price of our stock has ranged from a low of $2.39 to a high of $6.77. The significant general market volatility in similar stage pharmaceutical and biotechnology companies also makes the market price of our stock volatile.

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

Future Sales Of Securities May Cause Our Stock Price To Decline.

As of June 30, 2012, there were outstanding options and warrants to purchase 3,937,000 shares of common stock, with exercise prices ranging from $1.10 to $15.90 per share for options, and $2.85 per share for warrants. In addition, there were approximately 1,549,000 shares of unvested common stock. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. Also, if some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares could decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. The holders may exercise their securities during a time when we would likely be able to raise capital from the public on terms more favorable than those provided in these securities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

On August 2, 2012, DUSA Pharmaceuticals, Inc. issued a press release announcing summary financial results for the fiscal quarter ended June 30, 2012. The press release issued in connection with such announcement is attached hereto as Exhibit 99.1.

ITEM 6.	EXHIBITS

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	Amended and Restated By-laws of the Registrant, filed as Exhibit 3(b) to the Registrant’s Annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012, and is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement between Registrant and Robert F. Doman dated May 22, 2012.

10.2	Amended and Restated Employment Agreement between Registrant and Richard C. Christopher dated May 18, 2012.

10.3	Amended and Restated Employment Agreement between Registrant and William F. O’Dell dated May 18, 2012.

10.4	Amended and Restated Employment Agreement between Registrant and Mark C. Carota dated May 18, 2012.

10.5	Amended and Restated Employment Agreement between Registrant and Scott L. Lundahl dated May 18, 2012.

10.6	Amended and Restated Employment Agreement between Registrant and Stuart L. Marcus, MD, PhD dated May 18, 2012.

10.7	Amended and Restated Employment Agreement between Registrant and Michael J. Todisco dated May 18, 2012.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 2, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.

By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: August 2, 2012

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: August 2, 2012

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.

3(b)	Amended and Restated By-laws of the Registrant, filed as Exhibit 3(b) to the Registrant’s Annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012, and is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement between Registrant and Robert F. Doman dated May 22, 2012.

10.2	Amended and Restated Employment Agreement between Registrant and Richard C. Christopher dated May 18, 2012.

10.3	Amended and Restated Employment Agreement between Registrant and William F. O’Dell dated May 18, 2012.

10.4	Amended and Restated Employment Agreement between Registrant and Mark C. Carota dated May 18, 2012.

10.5	Amended and Restated Employment Agreement between Registrant and Scott L. Lundahl dated May 18, 2012.

10.6	Amended and Restated Employment Agreement between Registrant and Stuart L. Marcus, MD, PhD dated May 18, 2012.

10.7	Amended and Restated Employment Agreement between Registrant and Michael J. Todisco dated May 18, 2012.

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 2, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document