Form 10-Q/A
period 2012-06-30
DUSA PHARMACEUTICALS INC
filed 2012-08-02
CIK 879993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of DUSA Pharmaceuticals, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), which did not properly merge in the original XBRL transmission.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSA Pharmaceuticals, Inc.

By:	/s/ Robert F. Doman
Robert Doman
President and Chief Executive Officer (principal executive officer)

Dated: August 2, 2012

By:	/s/ Richard C. Christopher
Richard C. Christopher
Vice President, Finance and Chief Financial Officer (principal financial officer)

Dated: August 2, 2012

EXHIBIT INDEX

3(a.1)	Certificate of Incorporation, as amended, filed as Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.**

3(a.2)	Certificate of Amendment to the Certificate of Incorporation, as amended, dated October 28, 2002 and filed as Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed November 12, 2002, and is incorporated herein by reference.**

3(b)	Amended and Restated By-laws of the Registrant, filed as Exhibit 3(b) to the Registrant’s Annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012, and is incorporated herein by reference.**

10.1	Amended and Restated Employment Agreement between Registrant and Robert F. Doman dated May 22, 2012.**

10.2	Amended and Restated Employment Agreement between Registrant and Richard C. Christopher dated May 18, 2012.**

10.3	Amended and Restated Employment Agreement between Registrant and William F. O’Dell dated May 18, 2012.**

10.4	Amended and Restated Employment Agreement between Registrant and Mark C. Carota dated May 18, 2012.**

10.5	Amended and Restated Employment Agreement between Registrant and Scott L. Lundahl dated May 18, 2012.**

10.6	Amended and Restated Employment Agreement between Registrant and Stuart L. Marcus, MD, PhD dated May 18, 2012.**

10.7	Amended and Restated Employment Agreement between Registrant and Michael J. Todisco dated May 18, 2012.**

31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release dated August 2, 2012.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

**	Previously filed